Form 10-Q
period 1993-12-31
MISSISSIPPI CHEMICAL CORP
filed 1994-02-14
CIK 66895

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

       (Mark One)


               [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                       Of The Securities Exchange Act of 1934

                         For Quarter Ended December 31, 1993


                                         OR


               [ ]  Transition Report Pursuant to Section 13 or 15(d)
                       Of the Securities Exchange Act of 1934

                         For Quarter Ended December 31, 1993
                            Commission File Number 2-7803


                          MISSISSIPPI CHEMICAL CORPORATION


                        Organized in the State of Mississippi
                            Identification No. 64-0292638

                    P. O. Box 388, Yazoo City, Mississippi 39194

                             Telephone No. 601+746-4131



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes [ x ]     No [  ]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Nitrogen   3,984,602

                      Mixed         97,310

                      Potash        13,155

















                          MISSISSIPPI CHEMICAL CORPORATION
                                  AND SUBSIDIARIES

                                        INDEX



                                                                        Page
                                                                       Number
                                                                       ------
  PART I.   FINANCIAL INFORMATION:

       Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets                                   3
                 December 31, 1993 and
                 June 30, 1993

            Consolidated Statements of Operations                         4
                 Three months ended December 31,
                 1993 and 1992, and
                 Six months ended December 31,
                 1993 and 1992

            Consolidated Statements of Cash Flows                          5
                 Six months ended December 31,
                 1993 and 1992

            Consolidated Statements of
              Shareholder-Members' Equity                                  6
                 Fiscal Year Ended June 30, 1993
                 and Six months ended December 31, 1993

            Notes to Consolidated Financial Statements                     7


       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                           8 - 10



  PART II.  OTHER INFORMATION:

       Item 4.   Submission of Matters to a Vote of Security Holders      11

       Item 5.   Other Information                                        11

       Item 6(b).     Reports on Form 8-K                                 12

       Signatures                                                         12


                  MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

  (Dollars in thousands)
                                                  December 31,     June 30,
                                                      1993           1993
                                                 ------------      --------
            ASSETS                                                  Note 1
  CURRENT ASSETS:
    Cash and cash equivalents                       $  4,981       $ 22,706
    Accounts and notes receivable                     23,224         39,115
    Inventories:
       Finished products                              30,371          9,009
       Raw materials and supplies                      5,853          5,426
       Replacement parts                              26,752         27,268
                                                     --------       --------
            Total inventories                         62,976         41,703

    Deferred income tax benefit                        1,450              -
    Prepaid expenses and other current assets          7,175          3,730
                                                     --------      ---------
       TOTAL CURRENT ASSETS                           99,806        107,254

  INVESTMENTS AND OTHER ASSETS
    National Bank for Cooperatives                     8,864          9,006
    Other                                             10,355          8,039
                                                     --------       --------
       TOTAL INVESTMENTS AND OTHER ASSETS             19,219         17,045

  DEFERRED INCOME TAX BENEFIT                         12,460              -
  PROPERTY HELD FOR SALE                              66,928         66,928
  PROPERTY, PLANT AND EQUIPMENT, at cost             375,045        370,701
    Less accumulated depreciation,
      depletion and amortization                    (248,649)      (241,316)
                                                    ---------      ---------
    Net property, plant and equipment                126,396        129,385
                                                    ---------      ---------
                                                    $ 324,809      $ 320,612
                                                    =========      =========

            LIABILITIES AND SHAREHOLDER-MEMBERS' EQUITY

  CURRENT LIABILITIES:
    Long-term debt due within one year              $  11,337      $  11,237
    Notes payable                                      18,495         13,315
    Accounts payable                                   30,680         29,330
    Accrued interest                                    1,022          1,122
    Accrued liabilities                                12,800         10,213
    Income taxes payable                                  -0-             47
    Patronage refunds payable                             733         13,820
                                                    ---------      ---------
       TOTAL CURRENT LIABILITIES                       75,067         79,084



  LONG-TERM DEBT                                       73,955         73,526
  OTHER LONG-TERM LIABILITIES                          45,383         41,238
  DEFERRED GAIN ON SALE OF NEWSPRINT MILL               6,973          7,190
  SHAREHOLDER-MEMBERS' EQUITY                         123,431        119,574
                                                    ---------      ---------
                                                    $ 324,809      $ 320,612
                                                    =========         =========
  See notes to consolidated financial statements.

                          MISSISSIPPI CHEMICAL CORPORATION
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months Ended        Six months ended
                                      December 31,             December 31,
                                  ------------------        ------------------
  (Dollars in thousands)            1993      1992            1993       1992
                                    ----      ----            ----       ----
  REVENUES:
    Net sales                      $ 84,672  $ 79,160       $154,596  $158,125
    Other                                38       488             86       449
                                   --------  --------       --------  --------
                                     84,710    79,648        154,682   158,574

  COSTS AND EXPENSES:
    Cost of products sold            78,378    68,619        139,731   138,949
    Selling, general and
      administrative                 10,302    12,686         21,528    23,149
    Interest (net)                    1,584     1,565          3,157     3,048
    Interest capitalized                -0-      (512)           -0-      (928)
                                     -------   -------      ---------  --------
                                     90,264    82,358        164,416   164,218
                                     -------   -------      ---------  --------
  LOSS BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING
   PRINCIPLE                         (5,554)   (2,710)        (9,734)   (5,644)

  INCOME TAXES (CREDIT)              (1,915)       -0-        (3,655)      -0-
                                    --------   -------      ---------  --------
  LOSS BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE              (3,639)   (2,710)        (6,079)   (5,644)

  CUMULATIVE BENEFIT TO
   JULY 1, 1993, OF CHANGE
   IN ACCOUNTING FOR
   DEFERRED INCOME TAXES               -0-       -0-         10,255       -0-
                                     -------   -------      --------- ---------
  NET MARGIN (LOSS)                $ (3,639)  $ (2,710)     $ 4,176   $ (5,644)
                                    ========  ========      ========  ========

  NET MARGINS (LOSS)
   APPLIED TO:
    Member equities                $    181  $  4,130       $    734  $  7,350
    Retained earnings
     (deficit)                       (3,820)   (6,840)         3,442   (12,994)
                                    --------  --------       --------  --------
       TOTAL                       $ (3,639) $ (2,710)      $  4,176  $ (5,644)
                                    ========  ========       ========  ========


  EARNINGS PER SHARE       (Earnings   on  shareholder   business,  less  reserves
                           withheld,  are  returned  to  shareholder   patrons  as
                           patronage refunds.  Other earnings are retained  by the
                           Company.)

  DIVIDENDS PER SHARE      (Under the  Charter, no  dividends are  payable on  any
                           class of stock.)

  See notes to consolidated financial statements.

                          MISSISSIPPI CHEMICAL CORPORATION
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Dollars in thousands)                             Six months ended
                                                       December 31,
                                                    -----------------
                                                        1993       1992
                                                        ----       ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net margins (loss)                               $  4,176   $ (5,644)
    Reconciliation of net margins (loss) to
      net cash used by operating activities:
       Depreciation, depletion and amortization         8,815      6,355
       Deferred income tax benefit                    (13,910)       -0-
       Deferred lease expense                           1,681      1,681
       (Gain) loss on sale of property, plant
         and equipment                                     35        (25)
       Net change in operating assets and
         liabilities                                   (4,241)   (15,303)
       Other                                              (56)       393
                                                     --------   --------
  NET CASH USED BY OPERATING ACTIVITIES                (3,500)   (12,543)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment         (6,801)   (18,928)
    National Bank for Cooperatives stock revolved
      and patronage refunds                               186        296
    Proceeds from sale of property, plant and
      equipment                                           131        148
    Other                                                 (45)       153
                                                     --------   --------
  NET CASH USED BY INVESTING ACTIVITIES                (6,529)   (18,331)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt proceeds                                      93,265     60,075
    Debt payments                                     (87,556)   (51,822)
    Payment of cash patronage                         (13,405)   (22,480)
                                                     --------   --------
  NET CASH USED BY FINANCING ACTIVITIES                (7,696)   (14,227)
                                                     --------   --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS           (17,725)   (45,101)

  CASH AND CASH EQUIVALENTS -
    BEGINNING OF SIX MONTHS                            22,706     46,855
                                                     --------   --------
  CASH AND CASH EQUIVALENTS - END OF SIX MONTHS      $  4,981   $  1,754
                                                     ========   ========

  See notes to consolidated financial statements.


                                        MISSISSIPPI CHEMICAL CORPORATION
                                               AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF SHAREHOLDER-MEMBERS' EQUITY
                                              DECEMBER 31, 1993

  (Dollars in thousands)


                                 Common Stock
                        ------------------------------  Additional   Capital
                        Nitrogen    Mixed       Potash   Paid-in     Equity    Retained
                         Series     Series      Series   Capital     Credits   Deficit    Total
                        --------    ------      ------  ---------    -------   --------   -----
  Balances,
    July 1, 1992         $26,176    $1,460      $ 199     $65,381    $62,352  $(27,373) $128,195
      Net margins              -         -          -           -          -     4,790     4,790
      Cash patronage refunds   -         -          -           -          -   (13,820)  (13,820)
      Stock issued           100         -          -         315          -         -       415
      Stock retired            -         -         (2)         (4)         -         -        (6)
                         -------    ------      -----     -------    -------  --------  --------
  Balances,
    June 30, 1993         26,276     1,460        197      65,692     62,352   (36,403)  119,574
      Net margins              -         -          -           -          -     4,176     4,176
      Patronage refunds        -         -          -           -          -      (734)     (734)
      Stock issued            99         -          -         316          -         -       415
                         -------    ------      -----     -------    -------  --------  --------
  Balances,
    December 31, 1993    $26,375    $1,460      $ 197     $66,008    $62,352  $(32,961) $123,431
                         =======    ======      =====     =======    =======  ========  ========




  See notes to consolidated financial statements.

                            MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1 - FINANCIAL STATEMENTS

          The consolidated balance sheet as of December 31, 1993, the consolidated statements of operations for the three-month and the six-month periods ended December 31, 1993 and 1992, the consolidated statements of cash flows for the six-month periods then ended, and the consolidated statements of shareholder-members' equity as of December 31, 1993, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1993, and for all periods presented have been made. All adjustments made were of a normal recurring nature with the exception of certain adjustments made related to the adoption of SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1993. The cumulative effect of this accounting change increased current period margins by $10.3 million. As a result of the adoption of SFAS No. 109, tax expense for the quarter ended December 31, 1993, decreased by approximately $1.9 million, and tax expense for the six month period ended December 31, 1993, decreased by approximately $3.7 million.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1993, audited financial statements. The results of operations for the period ended December 31, 1993, are not necessarily indicative of the operating results for the full year.


          NOTE 2 - COMMITMENTS AND CONTINGENCIES

          During July 1990, the Company entered into an agreement granting to a third party an exclusive four-year option to purchase the Company's undeveloped phosphate mineral properties. This option will expire in June, 1994, and if it is not exercised, the Company will realize a gain to the extent of the option payments received. If the option is exercised, the Company will not realize a material gain or loss on the sale of the property. These properties are classified as properties held for sale at June 30, and December 31, 1993. In December, 1993, the fourth and final option payment was received by the Company and is included in other long-term liabilities.

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          RESULTS OF OPERATIONS

               The Company's operations for the first six months of this fiscal year reflect the fact that the usage of fertilizer in the Company's market area is highly seasonal. Results for the first six months of fiscal 1994 are not indicative of results expected for the full fiscal year. Fall fertilizer usage and sales are significantly less than spring usage and sales in the Company's market area. Nevertheless, the Company operates its manufacturing plants on a year-round basis accumulating inventory to meet its seasonal sales demand.

               Newsprint South, Inc. ("NSI"), a wholly owned subsidiary of the Company, experienced a loss for the first six months of this fiscal year. U.S. newsprint prices remain extremely depressed.
          A significant capacity buildup during the late 1980s coincided with a decline in newsprint consumption, causing an acute supply/demand imbalance and a precipitous decline in the price of newsprint. Record losses continue in the newsprint industry, resulting in an industry restructuring which includes the closure of higher cost mills and machines. The pace of this restructuring and domestic and worldwide economic conditions are the principal factors which will affect future newsprint prices. While an improved business climate for newsprint is projected for the remainder of the fiscal year, NSI is expected to continue to experience losses.

               In December 1991, Mississippi Phosphates Corporation ("MPC"), a wholly owned subsidiary of the Company, began the production of diammonium phosphate ("DAP"). Virtually all of MPC's production is sold to a third party which has been appointed the exclusive distributor of MPC's production. The exclusive distributor markets MPC's DAP primarily in international markets. Although for the first six months of this fiscal year MPC shows a net loss, recent increases in demand have caused DAP prices to rise, resulting in a profit for the current quarter and an improved outlook for the remainder of this fiscal year.

               On July 1, 1993, the Company transferred assets in Carlsbad, New Mexico, consisting of a potash mine and related facilities, to a newly formed, wholly owned Mississippi subsidiary, Mississippi Potash, Inc.

          COMPARATIVE ANALYSIS OF THE SIX MONTHS ENDED DECEMBER 31, 1993 AND DECEMBER 31, 1992

               Net sales decreased 2% for the six months ended December 31, 1993, compared with the same period of the prior year. This decrease was largely due to lower volumes of DAP available for sale as a result of a maintenance turnaround and consequential lost production at the Pascagoula, Mississippi, facility. This decrease was partially offset by higher sales volumes and prices for nitrogen fertilizers. Other income decreased $363,000 for the six months ended December 31, 1993, primarily due to receipt of funds from the settlement of certain pending litigation during the six months ended December 31, 1992.

               Cost of products sold did not change significantly in the current period. The effects of lower sales volumes and lower production costs for DAP were offset by higher production costs for nitrogen fertilizers and newsprint.

               Selling, general and administrative expenses decreased 7% for the six months ended December 31, 1993, primarily due to lower transportation expense due to lower per-ton delivery costs partially offset by higher volumes of nitrogen fertilizer sold. The inclusion of employee incentives during the prior year also contributed to the decrease.

               Net interest incurred increased 4% for the six months ended December 31, 1993, and net interest after capitalization increased 49%. The increase in net interest is primarily the result of lower earnings due to lower levels of investments. This was partially offset by lower interest rates paid by the Company. Capitalized interest decreased due to the capitalization of interest related to the construction of a new nitric acid plant in the prior year.

          FERTILIZER

               Net sales decreased 3% for the six months ended December 31, 1993. This decrease was due primarily to an 11% decrease in DAP sales volumes and an 8% decrease in DAP sales prices. These decreases were partially offset by a 3% increase in nitrogen tons sold and a 2% increase in nitrogen sales prices. The Company also experienced a 10% increase in potash tons sold partially offset by a 3% decrease in potash sales prices during the current period.

               Cost of products sold decreased 1% from the six months ended December 31, 1992. The decrease in cost of sales resulted from lower sales volumes of DAP. This decrease was partially offset by higher per-ton costs for nitrogen fertilizers and higher sales volumes of nitrogen fertilizers and potash. During the current period, DAP production costs per ton declined 15% due to lower raw material costs. Nitrogen fertilizer costs increased 20% partially due to increased maintenance and labor costs resulting from a scheduled turnaround at the Company's Yazoo City nitrogen production facility during the current period. Also contributing to the increase in costs were higher natural gas costs and higher depreciation expense from a new nitric acid plant which began operating in January, 1993.

          NEWSPRINT

               Net sales did not change significantly for the six months ended December 31, 1993. Cost of products sold increased 4% for the six months ended December 31, 1993; the result of higher production costs per ton. Higher wood and electrical costs were partially offset by lower maintenance costs during the current period.


          COMPARATIVE ANALYSIS OF THE QUARTERS ENDED DECEMBER 31, 1993 AND DECEMBER 31, 1992

               Net sales increased 7% for the quarter ended December 31, 1993, compared with the same quarter of the prior year. This increase was largely due to higher sales volumes for DAP and potash partially offset by lower sales volumes for nitrogen fertilizers and lower sales prices for newsprint. Other income decreased $450,000 for the quarter ended December 31, 1993, primarily due to receipt of funds from the settlement of certain pending litigation during the quarter ended December 31, 1992.

               Cost of products sold increased 14% for the current period due primarily to higher sales volumes of DAP and higher production costs for nitrogen fertilizers and newsprint partially offset by lower production costs for DAP.

               Selling, general and administrative expenses decreased 19% for the quarter ended December 31, 1993, primarily due to lower transportation expense due to lower per-ton delivery costs partially offset by higher volumes of nitrogen fertilizer sold. The inclusion of employee incentives during the prior year also contributed to the decrease.

               Net interest incurred increased 1% for the quarter ended December 31, 1993, and net interest after capitalization increased 50%. The increase in net interest is primarily the result of lower earnings due to lower levels of investments. This increase was partially offset by lower interest rates paid by the Company. Capitalized interest decreased due to the capitalization of interest related to the construction of a new nitric acid plant in the prior year.

                                                     -11-














          FERTILIZER

               Net sales increased 12% for the quarter ended December 31, 1993. This increase was due primarily to higher sales volumes and higher sales prices for DAP. The Company also experienced a 42% increase in potash tons sold and a 4% increase in potash sales prices during the current quarter. These increases were partially offset by lower nitrogen tons sold.

               Cost of products sold increased 19% from the quarter ended December 31, 1992. The increase in cost of sales resulted primarily from higher sales volumes of DAP and potash partially offset by lower DAP production costs per ton due to lower raw material costs. Nitrogen fertilizer costs increased 22% due to higher natural gas prices and higher depreciation expense from a new nitric acid plant which began operating in January, 1993.

          NEWSPRINT

               Net sales decreased 4% for the quarter ended December 31, 1993; the result of lower sales prices.

               Cost of products sold increased 7% for the quarter ended December 31, 1993. This increase was primarily due to increased production costs per ton resulting from higher wood, electrical, and operating supply costs during the current quarter.

          LIQUIDITY AND CAPITAL RESOURCES

               For the six months ended December 31, 1993, cash used by operating activities was $3.5 million, and cash used by investing activities was $6.5 million. Financing activities consumed $7.7 million, including $471,000 the Company paid on long-term debt that matured during the six-month period and cash patronage refunds of $13.4 million. At December 31, 1993, the Company had cash and cash equivalents of $5 million, which was a decrease of $17.7 million from June 30, 1993.

               At December 31, 1993, the Company had working capital of $24.7 million compared to $28.2 million at June 30, 1993. The Company's current ratio decreased to 1.33 to 1 at December 31, 1993, compared to 1.36 to 1 at June 30, 1993. Short-term borrowings increased to $18.5 million at December 31, 1993, compared to $13.3 million at June 30, 1993. Long-term debt was $74 million at December 31, 1993, which was an increase of $500,000 from the June 30, 1993, level of $73.5 million. Shareholder-members' equity increased to $123.4 million at December 31, 1993, from $120 million. Long-term debt to total capitalization decreased to 37.5% at December 31, 1993, compared to 38.1% at June 30, 1993.


                                                     -12-














               On August 6, 1992, the Company obtained a $20 million loan commitment from a commercial bank. This commitment is a revolving credit facility that converts any outstanding balance to term debt on June 30, 1994. The balance outstanding on this loan as of December 31, 1993, and June 30, 1993, was $5 million. The Company also has a $26 million line of credit with the National Bank for Cooperatives available to finance short-term cash requirements. The Company believes that existing cash, cash generated from operations, and available lines of credit will be sufficient to satisfy its short- and long-term financing needs.

               Capital expenditures were $5.7 million during the six months ended December 31, 1993. These expenditures were for normal improvements and modifications to the Company's facilities, and were financed with internally generated funds.





































                                                     -13-














                             PART II -- OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of Security Holders.

               At the annual meeting of shareholders of Mississippi Chemical Corporation held in Yazoo City, Mississippi, on November 9, 1993, the following resolution was unanimously adopted:

               BE IT RESOLVED, that the shareholders of the Corporation hereby consent to the service on the Board of Directors of the Corporation by each person elected to such Board, whether heretofore elected or elected at this meeting or a subsequent meeting, notwithstanding the fact that he may be engaged or interested in a competing business either individually or as an employee, shareholder, director, officer, or otherwise.

               The following persons were unanimously elected as directors of the registrant for the terms specified:

                         Name                     Term

                         F. Neal Bolton           3 years
                         Bruce J. Brumfield       3 years
                         John A. Denton           3 years
                         Charles O. Dunn          3 years
                         A. T. Evans              3 years
                         John A. Gaston           3 years
                         John Sharp Howie         3 years
                         Gene C. Pickens          3 years

               There follows a list of directors whose terms of office continued after the meeting:

                         W. H. Allen, Jr.              W. R. Dyess
                         John W. Anderson              Thomas H. Gist, Jr.
                         Coley L. Bailey               Carroll F. Harpole
                         U. Owen Bibb, Jr.             G. David Jobe
                         Randon D. Bounds              Tom C. Parry
                         Frank R. Burnside, Jr.        W. A. Percy, II
                         Robert A. Carson              E. C. A. Runge
                         Robert P. Dixon               Wayne Thames

          Item 5.   Other Information.

               At a meeting of the Board of Directors held in Yazoo City, Mississippi, on November 9, 1993, the following officers were elected to serve one-year terms:

                         Name                Office

                                                     -14-













                         Coley L. Bailey     Chairman of the Board
                         John S. Howie       Vice Chairman of the Board
                         Charles O. Dunn     President and Chief Executive
                                               Officer
                         David W. Arnold     Senior Vice President-
                                              Technical Group
                         W. F. Hawkins       Senior Vice President-Finance
                                               and Administration
                         C. E. McCraw        Senior Vice President-
                                               Fertilizer Group
                         Robert E. Jones     Vice President and General
                                               Counsel;
                                             Assistant Secretary
                         Rosalyn B. Glascoe  Corporate Secretary


          Item 6(b).     Reports on Form 8-K.

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                      SIGNATURES


                    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MISSISSIPPI CHEMICAL CORPORATION


          Date:  February 14, 1994      William F. Hawkins
                                        -----------------------------------
                                        William F. Hawkins
                                        Senior Vice President - Finance and
                                        Administration


          Date:  February 14, 1994      Rosalyn B. Glascoe
                                        -----------------------------------
                                        Rosalyn B. Glascoe
                                        Corporate Secretary






                                                     -15-