Form 10-Q
period 1994-03-31
MISSISSIPPI CHEMICAL CORP
filed 1994-05-13
CIK 66895

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

               (Mark One)

                [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                        Of The Securities Exchange Act of 1934

                           For Quarter Ended March 31, 1994

                                          OR

                [ ]  Transition Report Pursuant to Section 13 or 15(d)
                        Of the Securities Exchange Act of 1934

                           For Quarter Ended March 31, 1994
                            Commission File Number 2-7803



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


                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Nitrogen   3,985,190

                              Mixed         97,310

                              Potash        37,156

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX



                                                                      Page
                                                                     Number
                                                                     ------
          PART I.   FINANCIAL INFORMATION:

               Item 1.     Consolidated Financial Statements

                    Consolidated Balance Sheets                           3
                           March 31, 1994 and
                           June 30, 1993

                    Consolidated Statements of Operations                 4
                           Three months ended March 31,
                           1994 and 1993, and
                           Nine months ended March 31,
                           1994 and 1993

                    Consolidated Statements of Cash Flows                 5
                           Nine months ended March 31,
                           1994 and 1993

                    Consolidated Statements of
                      Shareholder-Members' Equity                         6
                           Fiscal Year Ended June 30, 1993
                           and Nine months ended March 31, 1994

                    Notes to Consolidated Financial Statements            7


               Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                             8 - 10



          PART II.  OTHER INFORMATION:

               Item 5.     Other Information                             11

               Item 6(b).  Reports on Form 8-K                           11

               Signatures                                                11

                  MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

     (Dollars in thousands)
                                                       March 31,     June 30,
                                                         1994          1993
                                                      ----------     --------
               ASSETS                                                 Note 1

     CURRENT ASSETS:
       Cash and cash equivalents                      $  4,851       $ 22,706
       Accounts and notes receivable                    44,950         39,115
       Inventories:
               Finished products                        14,161          9,009
               Raw materials and supplies                5,003          5,426
               Replacement parts                        27,811         27,268
                                                     ---------      ---------
                    Total inventories                   46,975         41,703

       Deferred income tax benefit                       6,353              -
       Prepaid expenses and other current assets         4,046          3,730
                                                     ---------      ---------
               TOTAL CURRENT ASSETS                    107,175        107,254

     INVESTMENTS AND OTHER ASSETS
       National Bank for Cooperatives                    8,887          9,006
       Other                                            10,463          8,039
                                                     ---------      ---------
               TOTAL INVESTMENTS AND OTHER ASSETS       19,350         17,045

     DEFERRED INCOME TAX BENEFIT                        11,365              -
     PROPERTY HELD FOR SALE                             66,928         66,928
     PROPERTY, PLANT AND EQUIPMENT, at cost            378,164        370,701
       Less accumulated depreciation,
         depletion and amortization                   (253,032)      (241,316)
                                                     ---------      ---------
       Net property, plant and equipment               125,132        129,385
                                                     ---------      ---------
                                                     $ 329,950      $ 320,612
                                                     =========      =========

                    LIABILITIES AND SHAREHOLDER-MEMBERS' EQUITY

     CURRENT LIABILITIES:
       Long-term debt due within one year            $   4,738      $  11,237
       Notes payable                                    14,655         13,315
       Accounts payable                                 24,881         29,330
       Accrued interest                                  1,515          1,122
       Accrued liabilities                              23,402         10,213
       Income taxes payable                              2,448            -0-
       Patronage refunds payable                         7,001         13,820
                                                     ---------      ---------
               TOTAL CURRENT LIABILITIES                78,640         79,084

     LONG-TERM DEBT                                     70,679         73,526
     OTHER LONG-TERM LIABILITIES                        52,219         41,238
     DEFERRED GAIN ON SALE OF NEWSPRINT MILL             6,864          7,190
     SHAREHOLDER-MEMBERS' EQUITY                       121,548        119,574
                                                     ---------      ---------
                                                     $ 329,950      $ 320,612
                                                     =========      =========
     See notes to consolidated financial statements.

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months Ended     Nine months ended
                                          March 31,                March 31,
                                      ------------------     -----------------
     (Dollars in thousands)             1994      1993         1994     1993
                                        ----      ----         ----     ----
     REVENUES:
       Net sales                      $126,360  $101,986     $280,956 $260,111
       Other                               180       426          266      875
                                      --------  --------     -------- --------
                                       126,540   102,412      281,222  260,986
     COSTS AND EXPENSES:
       Cost of products sold            98,283    85,517      238,014  224,466
       Provision for closure of
         gypsum disposal area            5,922       -0-        5,922      -0-
       Selling, general and
         administrative                 18,140    12,739       39,668   35,888
       Interest (net)                    1,171     1,398        4,328    4,446
       Interest capitalized                -0-       (99)         -0-   (1,027)
                                       -------   -------    --------- --------
                                       123,516    99,555      287,932  263,773
                                       -------   -------    --------- --------
     MARGINS (LOSS) BEFORE
      INCOME TAXES AND
      CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING
      PRINCIPLE                          3,024     2,857       (6,710)  (2,787)

     INCOME TAXES (CREDIT)              (1,360)   (1,739)      (5,015)  (1,739)
                                      --------   -------    --------- --------
     MARGINS (LOSS) BEFORE
      CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING
      PRINCIPLE                          4,384     4,596       (1,695)  (1,048)

     CUMULATIVE BENEFIT TO
      JULY 1, 1993, OF CHANGE
      IN ACCOUNTING FOR
      DEFERRED INCOME TAXES                -0-       -0-       10,255      -0-
                                       ------- ---------     -------- --------
     NET MARGIN (LOSS)                $  4,384  $  4,596     $
                                      ========  ========     ======== ========

     NET MARGINS (LOSS)
      APPLIED TO:
       Member equities                $  6,267  $ 10,017     $  7,001 $ 17,367
       Retained earnings
        (deficit)                       (1,883)   (5,421)       1,559  (18,415)
                                      --------  --------     -------- --------
               TOTAL                  $  4,384  $  4,596     $  8,560 $ (1,048)
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

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



     (Dollars in thousands)                                 Nine months ended
                                                               March 31,
                                                            -----------------
                                                           1994         1993
                                                           ----         ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net margins (loss)                               $  8,560     $ (1,048)
       Reconciliation of net margins (loss) to
         net cash provided (used) by operating
         activities:
               Depreciation, depletion and amortization   13,352       10,338
               Deferred income tax benefit               (17,718)         -0-
               Accrued gypsum disposal costs               5,922          -0-
               Deferred lease expense                      2,522        2,521
               Loss on sale of property, plant
                 and equipment                                60           53
               Net change in operating assets and
                 liabilities                                 907      (15,618)
               Other                                      (1,502)         241
                                                        --------     --------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     12,103       (3,513)

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment         (9,288)     (23,420)
       National Bank for Cooperatives stock revolved
         and patronage refunds                               579          444
       Proceeds from sale of property, plant and
         equipment                                           227          195
       Other                                                 (65)         153
                                                        --------     --------
     NET CASH USED BY INVESTING ACTIVITIES                (8,547)     (22,628)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt proceeds                                     161,550      107,368
       Debt payments                                    (169,556)    (102,665)
       Payment of cash patronage                         (13,405)     (22,480)
                                                        --------     --------
     NET CASH USED BY FINANCING ACTIVITIES               (21,411)     (17,777)
                                                        --------     --------
     NET DECREASE IN CASH AND CASH EQUIVALENTS           (17,855)     (43,918)

     CASH AND CASH EQUIVALENTS - BEGINNING OF NINE MONTHS 22,706       46,855
                                                        --------     --------
     CASH AND CASH EQUIVALENTS - END OF NINE MONTHS     $  4,851     $  2,937
                                                        ========     ========
     See notes to consolidated financial statements.

                                        MISSISSIPPI CHEMICAL CORPORATION
                                               AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDER-MEMBERS' EQUITY
                                                MARCH 31, 1994

     (Dollars in thousands)



                                Common Stock
                          -----------------------Additional Capital
                          Nitrogen Mixed  Potash  Paid-in   Equity   Retained
                           Series  Series Series  Capital   Credits  Deficit    Total
                          -------- ------ ------ ---------  -------  --------   -----

     Balances,
       July 1, 1992        $26,176 $1,460 $ 199    $65,381  $62,352 $(27,373) $128,195
         Net margins             -      -     -          -        -    4,790     4,790
         Cash patronage refunds  -      -     -          -        -  (13,820)  (13,820)
         Stock issued          100      -     -        315        -        -       415
         Stock retired           -      -    (2)        (4)       -        -        (6)
                           ------- ------ -----    -------  ------- --------  --------
     Balances,
       June 30, 1993        26,276  1,460   197     65,692   62,352  (36,403)  119,574
         Net margins             -      -     -          -        -    8,560     8,560
         Patronage refunds       -      -     -          -        -   (7,001)   (7,001)
         Stock issued           99      -     -        316        -        -       415
                           ------- ------ -----    -------  ------- --------  --------
     Balances,
       March 31, 1994      $26,375 $1,460 $ 197    $66,008  $62,352 $(34,844) $121,548
                           ======= ====== =====    =======  ======= ========  ========

     See notes to consolidated financial statements.

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1 - FINANCIAL STATEMENTS

          The consolidated balance sheet as of March 31, 1994, the consolidated statements of operations for the three-month and the nine-month periods ended March 31, 1994 and 1993, the consolidated statements of cash flows for the nine-month periods then ended, and the consolidated statements of shareholder-members' equity as of March 31, 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1994, and for all periods presented have been made. All adjustments made were of a normal recurring nature with the exception of certain adjustments made related to the adoption of SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1993. The cumulative effect of this accounting change increased current period margins by $10.3 million. As a result of the adoption of SFAS No. 109, tax expense for the quarter ended March 31, 1994, decreased by approximately $1.5 million, and tax expense for the nine month period ended March 31, 1994, increased by approximately $200,000.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1993, audited financial statements. The results of operations for the period ended March 31, 1994, are not necessarily indicative of the operating results for the full year.


          NOTE 2 - COMMITMENTS AND CONTINGENCIES

          During July 1990, the Company entered into an agreement granting to a third party an exclusive four-year option to purchase the Company's undeveloped phosphate mineral properties. This option will expire in June, 1994, and if it is not exercised, the Company will realize a gain to the extent of the option payments received. If the option is exercised, the Company will not realize a material gain or loss on the sale of the property. These properties are classified as properties held for sale at June 30, and March 31, 1994. In December, 1993, the fourth and final option payment was received by the Company and is included in other long-term liabilities. Currently, the Company and the option holder are in the process of negotiating new arrangements with respect to the properties.

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          RESULTS OF OPERATIONS

          The Company's operations for the first nine months of this fiscal year reflect the fact that the usage of fertilizer in the Company's market area is highly seasonal. Results for the first nine months of fiscal 1994 are not indicative of results expected for the full fiscal year. Spring fertilizer usage and sales are significantly greater than fall usage and sales in the Company's market area. Nevertheless, the Company operates its manufacturing plants on a year-round basis accumulating inventory to meet its seasonal sales demand.

          Newsprint South, Inc. ("NSI"), a wholly owned subsidiary of the Company, experienced a loss for the first nine months of this fiscal year. U.S. newsprint prices remain extremely depressed and are currently at historical lows. A significant capacity buildup during the late 1980s coincided with a decline in newsprint consumption, causing an acute supply/demand imbalance and a precipitous decline in the price of newsprint. Although newsprint prices increased modestly during April 1994, NSI is still incurring significant losses. As a result of these losses and continuing negative industry trends, the Company's board of directors has authorized the president of the Company to dispose of a majority of the company's interest in NSI. Although no final decisions have been reached regarding the timing and structure of this disposition, it is expected that it will occur on or about July 1, 1994.

          In December 1991, Mississippi Phosphates Corporation ("MPC"), a wholly owned subsidiary of the Company, began the production of diammonium phosphate ("DAP"). Virtually all of MPC's production is sold to a third party which has been appointed the exclusive distributor of MPC's production. The exclusive distributor markets MPC's DAP primarily in international markets. During the current quarter, MPC reserved from earnings $5.9 million relating to the estimated cost of the closure of the phospho-gypsum disposal facility located at its Pascagoula facility.
          This provision resulted in MPC showing a loss for the current quarter and for the nine months ended March 31, 1994; however, increased demand has caused DAP prices to rise during the year and, therefore, it is anticipated that MPC will be profitable in fiscal 1994.

          On July 1, 1993, the Company transferred assets in Carlsbad, New Mexico, consisting of a potash mine and related facilities, to a newly formed, wholly owned Mississippi subsidiary, Mississippi Potash, Inc.

          COMPARATIVE ANALYSIS OF THE NINE MONTHS ENDED MARCH 31, 1994 AND MARCH 31, 1993

          Net sales increased 8% for the nine months ended March 31, 1994, compared with the same period of the prior year. This increase was largely due to higher sales volumes and prices for nitrogen fertilizers. Other income decreased $609,000 for the nine months ended March 31, 1994, primarily due to receipt of funds from the settlement of certain pending litigation during the nine months ended March 31, 1993.

          Cost of products sold increased 6% for the nine months ended March 31, 1994, compared with the same period of the prior year. This increase was primarily due to higher sales volumes and higher production costs for nitrogen fertilizers partially offset by lower sales volumes and lower production costs for DAP.

          Selling, general and administrative expenses increased 11% for the nine months ended March 31, 1994, primarily due to increased delivery expense due to higher volumes of nitrogen fertilizer sold.

          Net interest incurred decreased 3% for the nine months ended March 31, 1994, and net interest after capitalization increased 27%. The decrease in net interest is primarily the result of lower levels of borrowings and lower interest rates paid by the Company. This decrease was partially offset by lower earnings due to lower levels of investments. Capitalized interest decreased due to the capitalization of interest related to the construction of a new nitric acid plant in the prior year.

          FERTILIZER

          Net sales increased 11% for the nine months ended March 31, 1994. This increase was due primarily to a 12% increase in nitrogen sales volumes and a 2% increase in nitrogen sales prices. The Company also experienced a 25% increase in potash tons sold.

          Cost of products sold increased 8% from the nine months ended March 31, 1993. The increase in cost of sales resulted primarily from higher sales volumes and higher per-ton costs for nitrogen fertilizers partially offset by lower sales volumes and lower per-ton costs for DAP. Also contributing to the increase were higher sales volumes for potash. During the current period, DAP production costs per ton declined 15% due to lower raw material costs. Nitrogen fertilizer costs increased 15% partially due to increased maintenance and labor costs resulting from a scheduled turnaround at the Company's Yazoo City nitrogen production facility during the current period. Also contributing to the increase in costs were higher natural gas costs and increased depreciation expense related to a new nitric acid plant which began operating in January, 1993.

          NEWSPRINT

          Net sales did not change significantly for the nine months ended March 31, 1994. Higher sales volumes were offset by lower sales prices.

          Cost of products sold increased 2% for the nine months ended March 31, 1994; the result of higher sales volumes.

          COMPARATIVE ANALYSIS OF THE QUARTERS ENDED MARCH 31, 1994 AND MARCH 31, 1993

          Net sales increased 24% for the quarter ended March 31, 1994, compared with the same quarter of the prior year. This increase was largely due to higher sales volumes for nitrogen fertilizers and higher sales prices for DAP. Other income decreased $246,000 for the quarter ended March 31, 1994, primarily due to receipt of funds from the settlement of certain pending litigation during the quarter ended March 31, 1993.

          Cost of products sold increased 15% for the current period due primarily to higher sales volumes and higher production costs for nitrogen fertilizers.

          Selling, general and administrative expenses increased 42% for the quarter ended March 31, 1994, primarily due to higher transportation expense due to higher per-ton delivery costs and higher volumes of nitrogen fertilizer sold.

          Net interest incurred decreased 16% for the quarter ended March 31, 1994, and net interest after capitalization decreased 10%. The decrease in net interest is primarily the result of lower levels of borrowings and higher earnings due to the receipt of patronage income from the National Bank for Cooperatives during the current quarter. This decrease was partially offset by higher interest rates paid by the Company. Capitalized interest decreased due to the capitalization of interest related to the construction of a new nitric acid plant in the prior year.

          FERTILIZER

          Net sales increased 31% for the quarter ended March 31, 1994. This increase was due primarily to a 24% increase in sales volumes for nitrogen fertilizers and a 21% increase in sales prices for DAP. The Company also experienced a 42% increase in potash tons sold and a 12% increase in DAP tons sold as well as a

          2% increase in nitrogen fertilizer sales prices during the current quarter.

          Cost of products sold increased 22% from the quarter ended March 31, 1993. The increase in cost of sales resulted primarily from higher sales volumes of nitrogen fertilizers and a 10% increase in nitrogen fertilizer costs. During the current quarter, higher sales volumes of DAP were more than offset by an 18% decrease in DAP production costs, the result of lower raw material costs.
          The increase in nitrogen fertilizer costs was due to higher natural gas prices and higher costs for purchased ammonia.

          NEWSPRINT

          Net sales decreased 2% for the quarter ended March 31, 1994; the result of an 11% decrease in sales prices partially offset by a 9% increase in sales volumes.

          Cost of products sold did not change significantly for the quarter ended March 31, 1994. Lower production costs per ton were offset by higher sales volumes.

          LIQUIDITY AND CAPITAL RESOURCES

          For the nine months ended March 31, 1994, cash provided by operating activities was $12.1 million, and cash used by investing activities was $8.5 million. Financing activities consumed $21.4 million, including $8.3 million the Company paid on long-term debt during the nine-month period and cash patronage refunds of $13.4 million. At March 31, 1994, the Company had cash and cash equivalents of $4.9 million, which was a decrease of $17.8 million from June 30, 1993.

          At March 31, 1994, the Company had working capital of $28.5 million compared to $28.2 million at June 30, 1993. The Company's current ratio was 1.36 to 1 at March 31, 1994, and at June 30, 1993. Short-term borrowings increased to $14.7 million at March 31, 1994, compared to $13.3 million at June 30, 1993. Long-term debt was $70.7 million at March 31, 1994, which was a decrease of $2.8 million from the June 30, 1993, level of $73.5 million. Shareholder-members' equity increased to $121.5 million at March 31, 1994, from $119.6 million. Long-term debt to total capitalization decreased to 36.8% at March 31, 1994, compared to 38.1% at June 30, 1993.

          On August 6, 1992, the Company obtained a $20 million loan commitment from a commercial bank. This commitment is a revolving credit facility that converts any outstanding balance to term debt on June 30, 1994. At March 31, 1994, and June 30, 1993, the balances outstanding on this loan were $3 million and $5 million, respectively. The Company also has lines of credit totalling $41 million with the National Bank for Cooperatives available to finance short-term cash requirements. The Company believes that existing cash, cash generated from operations, and available lines of credit will be sufficient to satisfy its short-
           and long-term financing needs.

          Capital expenditures were $9.2 million during the nine months ended March 31, 1994. These expenditures were for normal improvements and modifications to the Company's facilities, and were financed with internally generated funds.

                             PART II -- OTHER INFORMATION


          Item 5.  Other Information

          At its meeting on March 22, 1994, the board of directors of the Company unanimously adopted a plan of reorganization which if approved by the shareholders would result in the conversion of the Company from a cooperative to a regular, for-profit business corporation. Pursuant to the plan of reorganization, the Company will be merged into a newly formed, wholly owned subsidiary. A registration statement on Form S-4, which was filed on April 13, 1994, in connection with the transaction is currently being reviewed by the Securities and Exchange Commission.


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

                                        MISSISSIPPI CHEMICAL CORPORATION



          Date:      May 12, 1994       /s/ William F. Hawkins
                                        William F. Hawkins
                                        Senior Vice President - Finance
                                        and Administration



          Date:      May 12, 1994       /s/ Rosalyn B. Glascoe
                                        Rosalyn B. Glascoe
                                        Corporate Secretary