Form 10-Q
period 1994-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1994-11-01
CIK 66895

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


               (Mark One)


                [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                        Of The Securities Exchange Act of 1934

                         For Quarter Ended September 30, 1994


                                          OR


                [ ]  Transition Report Pursuant to Section 13 or 15(d)
                        Of the Securities Exchange Act of 1934

                         For Quarter Ended September 30, 1994
                            Commission File Number 2-7803


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

                         Class                        Number of Shares

                         Common Stock, $0.01 par value      22,855,164

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES

                                        INDEX

          PART I.   FINANCIAL INFORMATION:

               Item 1.   Consolidated Financial Statements

                    Consolidated Statements of Income
                         Three months ended September 30,
                         1994 and 1993

                    Consolidated Balance Sheets
                         September 30, 1994 and
                         June 30, 1994

                    Consolidated Statements of Stockholders' Equity
                         Fiscal Year Ended June 30, 1994
                         and Three months ended September 30, 1994

                    Consolidated Statements of Cash Flows
                         Three months ended September 30,
                         1994 and 1993

                    Notes to Consolidated Financial Statements


               Item 2.   Management's Discussion and Analysis
                         of Results of Operations and Financial Condition



          PART II.  OTHER INFORMATION:

               Item 6.    Exhibits and Reports on Form 8-K

                          - Exhibit #27 - Financial Data Schedule

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                                   Three months ended
                                                        September 30,
                                                ---------------------
                                                      1994    1993
                                                  --------- ---------
                                                 (Dollars in thousands)

          Net sales                                $ 72,751  $ 45,220

          Operating expenses:
            Cost of products sold                    51,415    34,001
            Selling                                   5,630     5,802
            General and administrative                4,830     3,389
                                                  ---------  --------
                                                     61,875    43,192
                                                  ---------  --------
          Operating income                           10,876     2,028

          Other (expense) income:
            Interest, net                              (800)   (1,126)
            Other                                      (437)       80
                                                  ---------  --------

          Income from continuing operations before
            income taxes and cumulative effect of
            change in accounting principle            9,639       982

          Income tax expense                          3,863       183
                                                  ---------  --------
          Income from continuing operations before
            cumulative effect of change in accounting
            principle                                 5,776       799

          Discontinued operations:
            Income from discontinued operations (less
              applicable income tax benefit of $1,923
              in 1993)                                    -    13,165

          Cumulative effect to July 1, 1993, of change
            in accounting for income taxes                -    (6,149)
                                                   --------  --------
          Net income                               $  5,776  $  7,815
                                                   ========  ========

          Earnings per share (see Note 2)          $   0.27
                                                   ========
          The accompanying notes are an integral part of these financial statements.

                  MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                               September 30,       June 30,
                                                  1994              1994
                                               ------------        --------
                                                   (Dollars in thousands)
          Current assets:
            Cash and cash equivalents                  $ 25,924   $ 23,219
            Accounts receivable                        29,164       28,659
            Inventories:
              Finished products                        12,946        7,518
              Raw materials and supplies               4,178         2,851
              Replacement parts                        23,510       23,621
                                                       --------   --------
               Total inventories                       40,634       33,990

            Prepaid expenses and other current
              assets                                    4,957        3,981
            Deferred income tax benefit                 8,004        9,682
                                                     --------       -------
              Total current assets                    108,683       99,531

          Investments and other assets:
            National Bank for Cooperatives              6,882        7,441
            Other                                      10,333        9,813
                                                       --------     -------
               Total investments and
                 other assets                          17,215       17,254

          Properties held for sale                     52,919       66,928

          Property, plant and equipment,
            at cost                                    369,724     366,992
            Less accumulated depreciation,
              depletion and amortization               (256,145)  (252,275)
                                                       ---------   --------
               Net property, plant and
                 equipment                             113,579     114,717
                                                       ---------   --------
                                                       $ 292,396 $ 298,430
                                                       ========= =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
            Long-term debt due within one year         $   5,297 $   2,948
            Notes payable                                  7,800     7,030
            Accounts payable                              26,810    28,569
            Accrued liabilities                            7,022    11,297
            Patronage refunds payable                     14,756    14,756
                                                        ---------  --------
               Total current liabilities                  61,685    64,600

          Long-term debt                                  17,080    57,217

          Other long-term liabilities and
            deferred credits                              13,720    24,704

          Deferred income tax payable                     10,883     8,953

          Stockholders' equity                           189,028   142,956
                                                        ---------  --------
                                                       $ 292,396 $ 298,430
                                                        ========= =========

          The accompanying notes are an integral part of these financial statements.

                                    MISSISSIPPI CHEMICAL CORPORATION
                                           AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         SEPTEMBER 30, 1994

                                                      Additional   Capital    Retained
                            Cooperative     Common    Paid-in      Equity     Earnings
                            Common Stock    Stock     Capital      Credits    (Deficit)  Total
                           ------------    ------     ----------   -------    --------   -----
                                                   (Dollars in thousands)
Balances,
  July 1, 1993             $ 27,933       $    -      $ 65,692       $62,352  $(36,403)  $119,574
    Net income                  -              -           -              -     36,523     36,523
    Cash patronage refunds      -              -           -              -    (14,756)   (14,756)
    Stock issued                459            -         1,156            -        -        1,615
                           --------       ------       --------       -------  --------   --------
Balances,
 June 30, 1994              28,392            -        66,848          62,352  (14,636)   142,956
   Conversion of
     cooperative stock    (26,375)          155        26,220            -       -            -
   Conversion of capital
      equity credits and
      allocated surplus
      accounts                  -             41        42,987       (62,352)   19,324         -
   Redemptions             (2,017)           (1)        (4,376)           -        -       (6,394)
                            --------       -------     ---------      --------  --------    -------
        Subtotal                -            195       131,679            -      4,688     136,562

   Stock issued                 -              34       46,656            -       -         46,690
   Net income                   -              -           -              -      5,776       5,776
                              --------       -------     -------        ------- --------    -------
Balances,
  September 30, 1994       $      -       $   229      $178,335       $     -  $10,464     $189,028
                              ========       =======    ========       =======  ========   ========

   The accompanying notes are an integral part of these financial statements.


                               MISSISSIPPI CHEMICAL CORPORATION
                                      AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three months ended
                                                             September 30,
                                                         ---------------------
                                                           1994        1993
                                                         ---------   ---------
                                                        (Dollars in thousands)

   Cash flows from operating activities:
     Net income                                          $  5,776    $  7,815
     Income from discontinued operations                        -     (13,165)
                                                          --------    --------
   Net income (loss) from continuing operations              5,776     (5,350)
   Reconciliation of net income (loss) from
     continuing operations to net cash provided
     (used) by operating activities:
        Net change in operating assets
          and liabilities                                   (7,978)    (9,675)
        Depreciation, depletion and amortization             3,921      3,943
        Deferred income tax payable                          3,608      6,204
        Other                                                 (213)     (275)
                                                            --------  --------
   Net cash provided (used) by operating
     activities                                               5,114    (5,153)

   Cash flows from investing activities:
     Purchase of property, plant and equipment               (2,819)   (3,229)
     Disposition of Newsprint South, Inc.                    (8,751)        -
     Proceeds received from option                            3,000         -
     Other                                                      265      (877)
                                                            --------  --------
   Net cash used by investing activities                     (8,305)   (4,106)

   Cash flows from financing activities:
     Debt payments                                          (91,643)  (15,465)
     Debt proceeds                                           54,625    19,805
     Proceeds from issuance of common stock                  47,401         -
     Redemption of common stock                              (4,487)        -
                                                             -------  --------
   Net cash provided by financing activities                  5,896     4,340
                                                             --------  --------
   Net increase (decrease) in cash and cash
     equivalents                                              2,705    (4,919)

   Cash and cash equivalents -
     beginning of period                                      23,219    22,014
                                                             --------  --------
   Cash and cash equivalents - end of period                $ 25,924  $ 17,095
                                                            ========  ========

     The accompanying notes are an integral part of these financial statements.

                           MISSISSIPPI CHEMICAL CORPORATION
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1 - INTERIM FINANCIAL STATEMENTS

               The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended September 30, 1994 and 1993, the Company's financial position at September 30, 1994 and June 30, 1994, the cash flows for the three-month periods ended September 30, 1994 and 1993, and the consolidated statements of stockholders' equity as of September 30, 1994. These adjustments are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

               Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1994, audited financial statements.

               Due to the seasonal nature of the Company's business, the results for the first quarter of 1994 are not necessarily indicative of the operating results for the full fiscal year.

          NOTE 2 - EARNINGS PER SHARE

               The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:
                                               September 30,
                                                   1994
                                               ------------
                    Common shares outstanding    21,106,717
                    Common stock equivalents for
                      employee stock options         18,469
                                                 ----------
                                                 21,125,186
                                                 ==========

               Earnings per share for the period ended September 30, 1993, are not meaningful and are not presented since the Company operated as a cooperative in the prior fiscal year.

          NOTE 3 - COMMITMENTS AND CONTINGENCIES

               During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. These properties are classified as property held for sale at September 30, 1994 and June 30, 1994.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


               The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1994.

               The  usage  of  fertilizer   is  highly  seasonal,  and  the
          Company's quarterly results reflect the fact that in the Company's markets significantly more fertilizer is purchased in the spring. Significant portions of the Company's net sales and operating income are generated in the last four months of the Company's fiscal year (March through June). Since interim period operating results reflect the seasonal nature of the Company's business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from one year to the next primarily as a result of weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season. Sales volumes during the quarter ended September 30, 1994, were particularly strong causing a reduction in inventories which may indicate a shift of a greater portion of annual sales volumes to the first quarter.

               The Company's results of operations for the three-month period ended September 30, 1994, were favorably impacted by increasing global demand for fertilizer products, excellent weather for fall fertilizer applications in the Company's primary trade territory and improved prices for the Company's products. During the quarter, anhydrous ammonia prices rose to a high of approximately $230.00 due to a tight supply/demand balance. The Company converts significantly all of the ammonia it produces into upgraded nitrogen products. Upgraded nitrogen product prices, particularly urea, ended the quarter on a positive note and are beginning to reflect the recent increases in ammonia prices. The current favorable supply/demand balance for nitrogen fertilizers is expected to continue through the current fiscal year. During the quarter, declining natural gas prices contributed to improved margins on nitrogen products. During the first quarter, DAP prices remained relatively stable; however, margins were pressured due to the rise in the price of ammonia, a raw material in the manufacture of DAP.

          Results of Operations
          ---------------------

               Following are summaries of the Company's sales results by product categories:
                                      Quarter Ended
                                      September 30
                                  --------------------
                                      1994      1993
                                    --------  --------
                                     (in thousands)
          Net Sales:
               Nitrogen             $ 39,322  $ 31,725
               DAP                    27,352    10,596
               Potash                  5,692     2,510
               Other                     385       389
                                   ---------  --------
               Net Sales            $ 72,751  $ 45,220
                                    ========  ========

                                      Quarter Ended
                                      September 30
                                  --------------------
                                      1994      1993
                                    --------  --------
                                     (in thousands)
          Tons Sold:
               Nitrogen                  340       273
               DAP                       182       101
               Potash                     78        35

                                      Quarter Ended
                                      September 30
                                  --------------------
                                       1994      1993
                                    --------  --------
          Average Price Per Ton:
               Nitrogen                $ 116     $ 116
               DAP                     $ 150     $ 105
               Potash                  $  73     $  72

               Net Sales. Net sales increased 60.9% from $45.2 million for the quarter ended September 30, 1993, to $72.8 million for the quarter ended September 30, 1994, primarily as a result of increased sales volumes for nitrogen, potash and DAP fertilizers and higher sales prices for DAP. Nitrogen fertilizer sales increased 24.0% as a result of a 24.9% increase in tons sold offset by a .8% decrease in the average price per ton. Sales of DAP increased 158.1% as a result of an 80.3% increase in tons sold and a 43.2% increase in the average price per ton. Potash sales increased 126.8% as a result of a 122.5% increase in tons sold and a 1.9% increase in the average price per ton.

               Cost of Products Sold. Cost of products sold increased from $34.0 million for the quarter ended September 30, 1993, to $51.4 million for the quarter ended September 30, 1994. As a percentage of net sales, cost of products sold decreased from 75.2% to 70.7%. This decrease, as a percentage of net sales, reflects increased sales prices and a reduction in the cost per ton of nitrogen fertilizers and potash which was more than offset by an increase in the cost per ton of DAP. Nitrogen fertilizer cost per ton decreased due to lower maintenance and labor costs and lower prices paid for natural gas during the current year quarter. Maintenance and labor costs were higher in the quarter ended September 30, 1993, due to a scheduled biennial maintenance turnaround at the Company's

          Yazoo City facility in that quarter. DAP costs per ton increased as a result of higher raw materials costs. Potash costs per ton decreased as a result of increased production volume for the quarter ended September 30, 1994.

               Selling Expenses. Selling expenses decreased from $5.8 million for the quarter ended September 30, 1993, to $5.6 million for the quarter ended September 30, 1994. As a percentage of net sales, selling expenses decreased from 12.8% to 7.7%. Factors causing this decrease were increased sales prices, proportionately higher DAP sales which bear no delivery expense, and the utilization of more economic methods of transporting nitrogen products. Also during the current quarter, the Company sold more of its nitrogen products directly from production facilities, thereby eliminating delivery expense on those sales.

               General and Administrative Expenses. General and administrative expenses increased from $3.4 million for the quarter ended September 30, 1993, to $4.8 million for the quarter ended September 30, 1994. As a percentage of net sales, general and administrative expenses decreased from 7.5% to 6.6%. During the current quarter, the Company accrued employee incentives related to income levels. These incentives were accrued in later quarters during the prior fiscal year. The Company also experienced increases in retirement expense and property and use taxes. Additionally, a greater portion of payroll overhead costs were transferred to cost of products sold during the prior year quarter.

               Operating income. As a result of the above factors, operating income increased from $2.0 million for the quarter ended September 30, 1993, to $10.9 million for the quarter ended September 30, 1994, a 436% increase.

               Interest, Net. Net interest decreased from $1.1 million for the quarter ended September 30, 1993, to $.8 million for the quarter ended September 30, 1994, reflecting lower levels of borrowings due to the repayment of debt from the proceeds of a stock offering in August 1994, partially offset by higher interest rates paid.

               Income Tax Expense.   Income tax expense increased from  $.2
          million for the quarter ended September 30, 1993, to $3.9 million for the quarter ended September 30, 1994. This increase is primarily due to higher earnings during the current quarter and an increase in the Company's effective tax rate resulting from the conversion from a cooperative to a regular business corporation on July 1, 1994.

               Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle. As a result of the foregoing, income from continuing operations before the cumulative effect of a change in accounting principle increased from $.8 million for the quarter ended September 30, 1993, to $5.8 million for the quarter ended September 30, 1994.

          Liquidity and Capital Resources
          -------------------------------

               At September 30, 1993, the Company had cash and cash equivalents of $25.9 million, compared to $23.2 million at June 30, 1994, an increase of $2.7 million.

               Operating Activities. For the quarter ended September 30, 1994, net cash provided by operating activities was $5.1 million as compared to net cash used by operating activities of $5.2 million for the quarter ended September 30, 1993. During the current period, the Company's income from continuing operations, non-cash charges for depreciation and deferred taxes, and the effects of a reduction in accounts receivable, more than offset the effects of higher inventories and lower accounts payable and accrued liabilities.

               Investing Activities. Net cash used by investing activities was $8.3 million for the quarter ended September 30, 1994, and $4.1 million for the quarter ended September 30, 1993. This increase is primarily attributable to final payments of $8.8 million in the current year quarter related to the disposition of Newsprint South, Inc. These payments were partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties.

               Capital expenditures were $2.8 million during the quarter ended September 30, 1994. These expenditures were for improvements and modifications to the Company's facilities, including expenditures for the purchase of a new computer system.

               Financing Activities. Net cash provided by financing activities was $5.9 million and $4.2 million, respectively, for the quarters ended September 30, 1994, and September 30, 1993. During the current year quarter, the amounts provided by financing activities included $47.4 million proceeds received from a stock offering in August 1994. These proceeds were subsequently used to prepay a portion of the Company's long-term debt. Also during the current quarter, the Company paid $4.5 million to its stockholders related to the reorganization of the Company.

               The Company and its subsidiaries have commitments from various banks for short-term borrowings up to $55.0 million, which includes $35.0 million from the National Bank for Cooperatives ("CoBank"). The lines of credit available through CoBank expire in October 1994, and will not be renewed. Short-term borrowings outstanding at September 30, 1994, were $7.8 million compared to $7.0 million at June 30, 1994, an increase of $.8 million.

               In addition to its short-term lines, the Company also has a $50.0 million long-term revolving credit facility with NationsBank that bears interest at the prime rate or for fixed periods at interest rates related to the London Interbank Offered Rates ("LIBOR") or U.S. Treasury notes. At September 30, 1994, there was no balance outstanding on this facility. The amounts borrowed under the Company's credit lines vary based on the Company's seasonal requirements. The maximum combined amount outstanding under the short-term lines and the revolving credit facility at any month-end for the quarter ended September 30, 1994 was $16.2 million.

               The Company believes that existing cash, cash generated from operations and available lines of credit will be sufficient to satisfy its financing needs for the foreseeable future.

                             PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K.

                   (a) Exhibits (numbered in accordance with Item 601 of
                       Regulation S-K

                       (27)  Financial Data Schedule

                   (b) Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                      SIGNATURES


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    MISSISSIPPI CHEMICAL CORPORATION



          Date:     November 1, 1994              /s/ William F. Hawkins

                                                  William F. Hawkins
                                                  Senior  Vice  President -
                                                  Finance and Administration



          Date:     November 1, 1994              /s/ Rosalyn B. Glascoe

                                                  Rosalyn B. Glascoe
                                                  Corporate Secretary