Form 10-Q
period 1994-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1995-01-25
CIK 66895

MISSISSIPPI CHEMICAL CORPORATION
                                  P. O. BOX 388
                              YAZOO CITY, MS 39194



January 24, 1995



Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

MISSISSIPPI CHEMICAL CORPORATION


W. F. Hawkins

W. F. Hawkins
Senior Vice President, Finance and Administration



                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

              For Quarter Ended December 31, 1994


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

              For Quarter Ended December 31, 1994
                 Commission File Number 2-7803


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Number of Shares
          -----                              ----------------
          Common Stock, $0.01 par value           22,897,496



                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                             INDEX




PART I.   FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income
               Three months ended December 31,
               1994 and 1993, and Six months ended
               December 31, 1994 and 1993

          Consolidated Balance Sheet
               December 31, 1994 and
               June 30, 1994

          Consolidated Statements of Cash Flows
               Six months ended December 31,
               1994 and 1993

          Notes to Consolidated Financial Statements


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition



PART II.  OTHER INFORMATION:

     Item 6(b).     Reports on Form 8-K

     Signatures






                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME


                      Three months ended     Six months ended
                        December 31,           December 31,
                     ---------------------  --------------------
                         1994       1993      1994       1993
                     ---------------------  --------------------
                        (In thousands, except per share data)


Net sales             $ 83,713   $ 61,105    $156,464 $106,325

Operating expenses:
  Cost of products
    sold                55,055     48,863     106,470   82,864
  Selling                6,399     5,233      12,029    11,035
  General and
    administrative       6,130     3,010      10,960      6,399
- --------             --------   --------    --------
                        67,584    57,106     129,459   100,298
                      --------   --------    -------- --------
Operating income        16,129      3,999      27,005    6,027

Other (expense) income:
  Interest, net            251    (1,197)      (549)    (2,323)
  Other                    467         86         30       166
                      --------   --------    -------- --------
Income from continuing
  operations before income
  taxes and cumulative
  effect of change in
  accounting principle  16,847      2,888      26,486    3,870

Income tax expense       6,408      1,228      10,271    1,411
                      --------   --------    -------- --------
Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle             10,439      1,660      16,215    2,459









Discontinued operations:
  (Loss) income from
  discontinued operations
  (less applicable income
  tax benefit of $5,066
  for the six months ended
  December 31, 1994, and
  $3,143 for the three
  months ended December
  31, 1994)                  -   (5,299)            -    7,866
Cumulative effect to July 1,
  1993, of change in
  accounting for income
  taxes                      -          -           -   (6,149)
                      --------   --------    -------- --------
Net income (loss)     $ 10,439  $ (3,639)   $ 16,215  $  4,176
                      ========   ========    ======== ========

Earnings per share
  (see Note 2)        $   0.46               $   0.74
                      ========               ========


The accompanying notes are an integral part of these financial statements.



























       MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                      December 31,      June 30,
                                         1994             1994
                                      ------------      --------
                                         (Dollars in thousands)
Current assets:
  Cash and cash equivalents            $ 19,515      $ 23,219
  Accounts receivable                    21,315        28,659
  Inventories:
    Finished products                    22,819         7,518
    Raw materials and supplies            4,772         2,851
    Replacement parts                    23,444        23,621
                                       --------      --------
Total inventories                        51,035        33,990

  Prepaid expenses and other current
    assets                               5,290          3,981
  Deferred income tax benefit           10,992          9,682
                                      --------       --------
  Total current assets                  108,147        99,531

Investments and other assets:
  National Bank for Cooperatives          6,546         7,441
  Other                                 10,280          9,813
                                       --------       --------
Total investments and other assets       16,826        17,254


Properties held for sale                52,919         66,928

Property, plant and equipment, at cost 371,535        366,992
  Less accumulated depreciation,
    depletion and amortization        (258,172)      (252,275)
                                      ---------      ---------
Net property, plant and equipment      113,363        114,717
                                     ---------      ---------
                                      $ 291,255      $ 298,430
                                      =========      =========










           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year $  16,008      $   2,948
  Notes payable                           -             7,030
  Accounts payable                      33,428         28,569
  Accrued liabilities                   11,914         11,297
  Patronage refunds payable               -             14,756
                                      ---------      ---------
Total current liabilities               61,350         64,600

Long-term debt                           2,580         57,217

Other long-term liabilities and
  deferred credits                      13,750         24,704

Deferred income tax payable             14,316          8,953

Stockholders' equity                   199,259        142,956
                                      ---------      ---------
                                     $ 291,255      $ 298,430
                                      =========       ========

The accompanying notes are an integral part of these financial statements.


                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Six months ended
                                            December 31,
                                        -------------------
                                          1994       1993
                                        ---------  --------
                                       (Dollars in thousands)

Cash flows from operating activities:
  Net income                          $ 16,215       $  4,176
  Income from discontinued operations        -         (7,866)
                                      --------       --------
Net income (loss) from continuing
  operations                            16,215         (3,690)
Reconciliation of net income (loss) from
  continuing operations to net cash
  provided (used) by operating
  activities:
Net change in operating assets
  and liabilities                         1,500       (12,513)
Depreciation, depletion and
  amortization                           7,914          7,928
Deferred income tax payable              4,053          7,122
Other                                     (421)          (189)
                                      --------       --------
Net cash provided (used) by operating
  activities                            29,261         (1,342)

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                           (6,704)        (5,377)
  Disposition of Newsprint South, Inc.  (8,751)             -
  Proceeds received from option          3,000              -
  Other                                    756         (1,932)
                                      --------       --------
Net cash used by investing activities  (11,699)        (7,309)

Cash flows from financing activities:
  Debt payments                       (103,231)       (57,556)
  Debt proceeds                         54,625         62,460
  Payment of cash patronage            (14,756)       (13,405)
  Proceeds from issuance of common
    stock                               47,401              -
  Redemption of common stock            (5,305)             -
                                      --------       --------
Net cash used by financing activities  (21,266)        (8,501)
                                      --------       --------


Net decrease in cash and cash
  equivalents                           (3,704)       (17,152)

Cash and cash equivalents -
  beginning of period                   23,219         22,014
                                       --------      --------
Cash and cash equivalents -
  end of period                       $ 19,515       $  4,862
                                      ========       ========

The accompanying notes are an integral part of these financial statements.


                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the six-month periods ended December 31, 1994 and 1993, the Company's financial position at December 31, 1994 and June 30, 1994, the cash flows for the six-month periods ended December 31, 1994 and 1993, and the consolidated statements of stockholders' equity as of December 31, 1994. These adjustments are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1994, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended December 31, 1994, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:

                                     Three months   Six months
                                        Ended         Ended
                                     December 31,  December 31,
                                         1994           1994
                                     -----------  ------------

Common shares outstanding           22,897,496      21,898,384
Common stock equivalents for
  employee stock options                 22,065         20,557
                                    ----------      ----------
                                    22,919,561      21,918,941
                                     ==========     ==========

     Earnings per share for the six months ended December 31, 1993, and for the three months ended December 31, 1993, are not meaningful and are not presented since the Company operated as a cooperative in the prior fiscal year.

     In January 1995, the Company's board of directors declared a regular quarterly cash dividend of $.08 per common share outstanding. This dividend will be paid on February 20, 1995, to shareholders of record as of January 31, 1995.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property in Hardee County, Florida, of approximately 12,000 acres. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire on July 16, 1999. These properties are classified as property held for sale at December 31, 1994 and June 30, 1994.

     At December 31, 1994, the Company had outstanding commitments to various customers for the sale of approximately 75,000 tons of nitrogen solutions. These customers have prepaid for this tonnage, and at December 31, the Company had recorded on its balance sheet a liability related to these sales.

     In September 1994, the Company and Air Products and Chemicals, Inc. concluded arrangements whereby the Company will purchase all of the ammonium nitrate fertilizer produced at Air Products' Pace, Florida, facilities. It is expected that the Company will purchase approximately 240,000 tons of ammonium nitrate per year for resale during the fifteen-year term of the agreement. The arrangements also provide that the Company will transfer to Air Products its proprietary technology relating to the manufacture of its brand name ammonium nitrate, Amtrater.





     In December 1994, the Company signed a letter of intent with Farmland Industries to enter into a 50-50 joint venture to construct and operate a 1,900 short ton-per-day ammonia plant to be located near LaBrea, Trinidad. The project is expected to cost $250-$300 million. Startup of the facility is scheduled for 1997. The Company intends to use the majority of its portion of the production from the new facility, expected to be in excess of 300,000 tons per year, primarily as a raw material for upgrading into finished fertilizer products at its existing facilities.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1994.

     The usage of fertilizer in the Company's trade territory is highly seasonal, and the Company's quarterly results reflect the fact that in the Company's markets significantly more fertilizer is purchased in the spring. Significant portions of the Company's net sales and operating income are generated in the last four months of the Company's fiscal year (March through June). Since interim period operating results reflect the seasonal nature of the Company's business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year primarily as a result of weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season. Sales volumes during the six months ended December 31, 1994, were unusually strong causing a reduction in inventories which may indicate a shift of a greater portion of annual sales volumes to the first six months of the current fiscal year.

     The Company's results of operations for the six-month period ended December 31, 1994, were favorably influenced by strong world demand and tight supplies for many of the Company's fertilizer products, excellent weather for fall fertilizer applications in the Company's primary trade territory and improved prices for the Company's products. Anhydrous ammonia prices remained high throughout the period due to a tight supply/demand balance worldwide. The Company converts substantially all of the ammonia it produces into upgraded nitrogen products. During the quarter, the increases in prices for upgraded nitrogen products, which began in the prior quarter, have continued to gain momentum and the price for upgraded products now more closely reflects the increased price of anhydrous ammonia, from which those products are produced. The current favorable supply/demand balance for nitrogen fertilizers is expected to continue through this fiscal year. Depressed natural gas prices also contributed to improved margins for nitrogen products. The Company anticipates gas prices will remain favorable for the balance of the current fiscal year. Toward the end of the second quarter, diammonium phosphate ("DAP") prices began to rise in response to increased raw material costs.


RESULTS OF OPERATIONS
- ---------------------
     Following are summaries of the Company's sales results by product categories:

                    Three months ended     Six months ended
                        December 31,           December 31,
                     ---------------------  --------------------
                         1994       1993      1994       1993
                     ---------------------  --------------------
                                   (in thousands)

Net Sales:
  Nitrogen            $ 53,028  $ 35,297     $ 92,350  $67,022
  DAP                   25,636    21,560       52,987   32,156
  Potash                 4,477     4,373       10,170    6,883
  Other                    572      (125)        957       264
                      --------  --------     --------  --------
     Net Sales        $ 83,713  $ 61,105     $156,464  $106,325
                      ========  ========     ========  ========


                    Three months ended     Six months ended
                        December 31,           December 31,
                     ---------------------  --------------------
                         1994         1993      1994        1993
                     ---------------------  --------------------
                                   (in thousands)

Tons Sold:
  Nitrogen                414       326        754          599
 DAP                      162       183        345          284
  Potash                   59        61        136           95


                    Three months ended     Six months ended
                        December 31,           December 31,
                     ---------------------  --------------------
                         1994       1993      1994         1993
                     ---------------------  --------------------
                                   (in thousands)

Average Price Per Ton:
  Nitrogen               $ 128    $ 108     $ 122         $ 112
  DAP                    $ 158    $ 118     $ 154         $ 113
  Potash                 $  76    $  72     $  75         $  72


     NET SALES. Net sales increased 37.0% from $61.1 million for the quarter ended December 31, 1993, to $83.7 million for the quarter ended December 31, 1994, primarily as a result of increased sales volumes for nitrogen fertilizers and higher sales prices for nitrogen fertilizers and DAP. Nitrogen fertilizer sales increased 50.2% as a result of a 26.8% increase in tons sold and an 18.4% increase in the average price per ton. Sales of DAP increased 18.9% as a result of a 34.0% increase in the average price per ton offset by an 11.3% decrease in tons sold. Potash sales increased 2.4% as a result of a 5.8% increase in the average price per ton offset by a 3.2% decrease in tons sold.

     For the six months ended December 31, net sales increased from $106.3 million in 1993 to $156.5 million in 1994, primarily as a result of increased sales volumes for nitrogen, potash and DAP fertilizers and higher sales prices for nitrogen fertilizers and DAP. Nitrogen fertilizer sales increased 37.8% as a result of a 26.0% increase in tons sold and a 9.4% increase in the average price per ton. Sales of DAP increased 64.8% as a result of a 21.3% increase in tons sold and a 35.8% increase in the average price per ton. Potash sales increased 47.8% as a result of a 42.8% increase in tons sold and a 3.5% increase in the average price per ton.

     COST OF PRODUCTS SOLD. The cost of products sold increased from $48.9 million for the three months ended December 31, 1993, to $55.1 million for the three months ended December 31, 1994. As a percentage of net sales, cost of products sold decreased from 80.0% to 65.8%. For the six months ended December 31, cost of products sold increased from $82.9 million in 1993 to $106.5 million in 1994. As a percentage of net sales, cost of products sold decreased from 77.9% to 68.1%. The decreases in cost of products sold, as a percentage of net sales, for both the three month period and the six month period reflect increases in sales prices for all products and a reduction in the cost per ton of nitrogen fertilizers and potash offset by an increase in the cost per ton of DAP. Nitrogen fertilizer cost per ton decreased due to lower prices paid for natural gas during the current fiscal year. Also during the first three months of fiscal 1994, the Company incurred lower maintenance and labor cost due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility in the prior fiscal year. DAP costs per ton increased as a result of higher raw material costs, primarily for ammonia. Potash costs per ton decreased as a result of increased production volume during the current fiscal year resulting from an expansion which was completed in May 1994. This expansion increased potash production capacity from approximately 300,000 tons to approximately 420,000 tons per year.

     SELLING EXPENSES. Selling expenses increased from $5.2 million for the three months ended December 31, 1993, to $6.4 million for the three months ended December 31, 1994. As a percentage of net sales, selling expenses decreased from 8.6% for the three months ended December 31, 1993, to 7.6% for the three months ended December 31, 1994. Factors contributing to this decrease were increased sales prices partially offset by higher transportation expense due to the greater use of more expensive methods of transporting nitrogen products and the sale of larger volumes of nitrogen products on a delivered basis. For the six months ended December 31, selling expenses increased from $11.0 million in 1993 to $12.0 million in 1994. As a percentage of net sales, selling expenses decreased from 10.4% in fiscal 1994 to 7.7% in fiscal 1995. Factors contributing to this decrease were increased sales prices and higher DAP sales which bear no delivery expense. Also, the Company sold more of its nitrogen products directly from production facilities, thereby eliminating delivery expense on those sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.0 million for the three months ended December 31, 1993, to $6.1 million for the three months ended December 31, 1994. As a percentage of net sales, general and administrative expenses increased from 4.9% to 7.3%. For the six months ended December 31, general and administrative expenses increased from $6.4 million in 1993 to $11.0 million in 1994. As a percentage of net sales, general and administrative expenses increased from 6% to 7%. During the first six months of the current fiscal year, the Company accrued approximately $1.8 million for employee incentives related to income levels. These incentives were accrued in later periods during the prior fiscal year. The Company also experienced increases in retirement expense and property and use taxes. Additionally, during the prior fiscal year, the Company transferred approximately $1.8 million more of payroll overhead costs to cost of products sold than in the current fiscal year.

     OPERATING INCOME. As a result of the above factors, operating income increased from $4.0 million for the three months ended December 31, 1993, to $16.1 million for the three months ended December 31, 1994, a 303% increase. For the six months ended December 31, operating income increased from $6.0 million in 1993 to $27.0 million in 1994, a 348% increase.

     INTEREST, NET. For the three months ended December 31, 1993, net interest expense was $1.2 million compared to net interest income of $.3 million for the three months ended December 31, 1994. For the six months ended December 31, net interest decreased from $2.3 million in 1993 to $.5 million in 1994. These decreases primarily reflect lower levels of borrowings due to the repayment of debt from the proceeds of a stock offering in August, 1994. The Company also had higher earnings due to higher levels of investments and higher rates earned on these investments during the current year which were partially offset by higher interest rates paid.

     INCOME TAX EXPENSE. Income tax expense increased from $1.2 million for the three months ended December 31, 1993, to $6.4 million for the three months ended December 31, 1994. For the six months ended, income tax expense increased from $1.4 million in 1993 to $10.3 million in 1994. The Company's effective tax rate increased significantly in the current fiscal year as the result of the conversion from a cooperative to a regular business corporation on July 1, 1994.

     INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the foregoing, income from continuing operations before the cumulative effect of a change in accounting principle increased from $1.7 million for the three months ended December 31, 1993, to $10.4 million for the three months ended December 31, 1994. For the six months ended December 31, income from continuing operations before the cumulative effect of change in accounting principle increased from $2.5 million in 1993 to $16.2 million in 1994.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     At December 31, 1994, the Company had cash and cash equivalents of $19.5 million, compared to $23.2 million at June 30, 1994, a decrease of $3.7 million.

     OPERATING ACTIVITIES. For the six months ended December 31, 1994, net cash provided by operating activities was $29.3 million as compared to net cash used by operating activities of $1.3 million for the six months ended December 31, 1993. During the current period, the Company's income from continuing operations, non-cash charges for depreciation and deferred taxes, and the effects of a reduction in accounts receivable, and an increase in accounts payable, more than offset the effects of higher inventories and prepaid expenses.

     INVESTING ACTIVITIES. Net cash used by investing activities was $11.7 million for the six months ended December 31, 1994, and $7.3 million for the six months ended December 31, 1993. This increase is primarily attributable to final payments of $8.8 million in the current year related to the disposition of Newsprint South, Inc. These payments were partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties.

     Capital expenditures were $6.7 million during the six months ended December 31, 1994. These expenditures were for improvements and modifications to the Company's facilities, including approximately $2.1 million for the purchase of a new computer system.

     FINANCING ACTIVITIES. Net cash used by financing activities was $21.3 million and $8.5 million, respectively, for the six months ended December 31, 1994, and December 31, 1993. During the current year, the amounts provided by financing activities included $47.4 million proceeds received from a stock offering in August 1994. These proceeds were subsequently used to prepay a portion of the Company's long-term debt. Also during the current year, the Company paid $5.3 million to its stockholders related to the reorganization of the Company.

     The Company and its subsidiaries have commitments for short-term borrowings up to $20.0 million, which includes $15.0 million from NationsBank. At December 31, 1994, there were no short-term borrowings outstanding on these commitments as compared to $7.0 million outstanding at June 30, 1994.

     In addition to its short-term lines, the Company also has a $50.0 million long-term revolving credit facility with NationsBank that bears interest at the prime rate or for fixed periods at interest rates related to the London Interbank Offered Rates ("LIBOR") or U.S. Treasury notes. At December 31, 1994, there was no balance outstanding on this facility. The amounts borrowed under the Company's credit lines vary based on the Company's seasonal requirements. The maximum combined amount outstanding under the short-term lines and the revolving credit facility at any month-end for the six months ended December 31, 1994 was $16.2 million.

     In December 1994, the Company transferred approximately $13.9 million from long-term debt to long-term debt due within one year. The Company intends to prepay this amount during the current fiscal year.

     In December 1994, the Company signed a letter of intent with Farmland Industries to enter into a 50-50 joint venture to construct and operate a 1,900 short-ton-per-day ammonia plant to be located near LaBrea, Trinidad. The project is expected to cost $250-$300 million. It is anticipated that a substantial portion of the cost will be financed on a nonrecourse project basis. The Company's equity contribution will be financed with internally generated cash flows and available lines of credit.

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

                              MISSISSIPPI CHEMICAL CORPORATION



Date:  January 24, 1995       /s/ William F. Hawkins
     ---------------------    --------------------------------
                              William F. Hawkins
                              Senior Vice President - Finance
                              and Administration



Date:  January 24, 1995       /s/ Rosalyn B. Glascoe
     ---------------------    --------------------------------
                              Rosalyn B. Glascoe
                              Corporate Secretary