Form 10-Q
period 1995-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1995-04-18
CIK 66895

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

                For Quarter Ended March 31, 1995


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

                For Quarter Ended March 31, 1995
                 Commission File Number 2-7803


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Number of Shares

          Common Stock, $0.01 par value           22,898,253

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                             INDEX

                                                             Page
                                                           Number

PART I.   FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income                     3
               Three months ended March 31,
               1995 and 1994, and Nine months ended
               March 31, 1995 and 1994

          Consolidated Balance Sheet                            4
               March 31, 1995 and June 30, 1994

          Consolidated Statements of Stockholders' Equity       5
               Fiscal Year Ended June 30, 1994
               and Nine months ended March 31, 1995

          Consolidated Statements of Cash Flows                 6
               Nine months ended March 31,
               1995 and 1994

          Notes to Consolidated Financial Statements       7 - 10


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                        11 - 18



PART II.  OTHER INFORMATION:

     Item 6(b).     Reports on Form 8-K                        19

     Signatures                                                19


                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME

                       Three months ended     Nine months ended
                           March 31,             March 31,
                       ------------------     -----------------
                         1995      1994         1995      1994
                        (In thousands, except per share data)
 Net sales             $114,677   $104,158    $271,141 $210,483

Operating expenses:
  Cost of products sold  73,857     70,421     180,327  153,285
  Provision for closure
  of gypsum disposal
  area                        -      5,922           -    5,922
  Selling                 8,378      9,565      20,407   20,600
  General and
  administrative          4,985      6,586      15,945   12,985
                       --------   --------    -------- --------
                         87,220     92,494     216,679  192,792
                       --------   --------    -------- --------
Operating income         27,457     11,664      54,462   17,691

Other (expense) income:
  Interest, net           (139)       (760)      (688)   (3,083)
  Other                    378         223        408       389
                      --------    --------    -------  --------
Income from continuing
  operations before
  income taxes and
  cumulative effect of
  change in accounting
  principle             27,696      11,127     54,182   14,997

Income tax expense      10,498       1,660     20,769    3,071
                      --------    --------    -------  -------
Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle             17,198       9,467     33,413   11,926

Discontinued operations:
  Income (loss) from
    discontinued
    operations (less
    applicable income
    tax benefit of
    $8,086 for the nine
    months ended
    March 31, 1994, and
    $3,020 for the
    three months ended
    March 31, 1994)          -     (5,083)          -    2,783

Cumulative effect to
  July 1, 1993, of
  change in accounting
  for income taxes           -          -           -   (6,149)
                      --------   --------    -------- --------
Net income            $ 17,198   $  4,384    $ 33,413 $  8,560
                      ========   ========    ======== ========
Earnings per share
  (see Note 2)        $   0.75               $   1.50
                      ========               ========

   The accompanying notes are an integral part of these financial statements.

       MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                      March 31,      June 30,
                                         1995          1994
                                      ---------      --------
                                      (Dollars in thousands)
Current assets:
   Cash and cash equivalents           $ 13,989      $ 23,219
   Accounts receivable                   36,124        28,659
   Inventories:
      Finished products                  21,783         7,518
      Raw materials and supplies          6,454         2,851
      Replacement parts                  23,121        23,621
                                       --------      --------
          Total inventories              51,358        33,990

    Prepaid expenses and other
       current assets                     4,665         3,981
    Deferred income tax benefit          11,102         9,682
                                       --------      --------
           Total current assets         117,238        99,531

Investments and other assets:
  National Bank for Cooperatives          6,189         7,441
  Other                                  11,091         9,813
                                      ---------       --------
          Total investments and
          other assets                   17,280        17,254

Properties held for sale                 52,919        66,928

Property, plant and equipment, at cost  378,818       366,992
  Less accumulated depreciation,
  depletion and amortization           (262,018)     (252,275)
                                      ---------     ---------
Net property, plant and equipment       116,800       114,717
                                      ---------     ---------
                                      $ 304,237     $ 298,430
                                      =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Long-term debt due within one year $   7,153      $   2,948
  Notes payable                              -          7,030
  Accounts payable                      33,488         28,569
  Accrued liabilities                    7,615          8,849
  Income tax payable                     9,372          2,448
  Patronage refunds payable                  -         14,756
                                     ---------      ---------
          Total current liabilities     57,628         64,600

Long-term debt                           2,540         57,217

Other long-term liabilities and
  deferred credits                      13,818         24,704

Deferred income tax payable             15,154          8,953

Stockholders' equity                   215,097        142,956
                                      --------       --------
                                      $304,237       $298,430
                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1995



               Cooperative            Additional Capital  Retained
                  Common     Common    Paid-in   Equity   Earnings
                  Stock       Stock    Capital   Credits (Deficit)  Total
               -----------  --------   -------   -------  --------  -----
Balances,
  July 1, 1993    $ 27,933  $      -  $ 65,692   $62,352 $(36,403) $119,574
     Net income          -         -         -         -   36,523    36,523
     Cash patronage
       refunds           -         -         -         -  (14,756)  (14,756)
     Stock issued      459         -     1,156         -        -     1,615
                  --------  --------  --------   ------- --------  --------
Balances,
  June 30, 1994     28,392         -    66,848    62,352  (14,636)  142,956
     Conversion of
       cooperative
       stock       (26,375)      155    26,220         -        -         -
     Conversion of
       capital
       equity credits
       and allocated
       surplus
       accounts          -        41    42,723   (62,352)  19,588         -
     Redemptions    (2,017)       (1)   (4,095)        -        -    (6,113)
                   -------   -------   -------   -------  -------   -------
     Subtotal            -       195   131,696         -    4,952   136,843

   Stock issued          -        34    46,636         -        -    46,670
   Cash dividends        -         -         -         -   (1,829)   (1,829)
   Net income            -         -         -         -   33,413    33,413
                   -------    ------  --------   -------  -------   -------
Balances,
  March 31, 1995   $     -    $  229  $178,332   $     -  $36,536  $215,097
                   =======    ======  ========   =======  =======  ========

   The accompanying notes are an integral part of these financial statements.


                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                    Nine months ended March 31,
                                        1995            1994
                                        ----            ----
                                      (Dollars in thousands)
Cash flows from operating activities:
  Net income                         $ 33,413       $  8,560
  Income from discontinued
    operations                              -         (2,783)
                                     --------       --------

Net income from continuing operations  33,413          5,777
Reconciliation of net income from
  continuing operations to net cash
  provided by operating activities:
    Net change in operating assets
      and liabilities                  (7,437)       (14,971)
    Depreciation, depletion and
      amortization                     11,894         12,199
    Deferred income tax payable         4,781          3,797
    Accrual for closure of gypsum
      disposal area                         -          5,922
    Other                                (633)        (1,661)
                                     --------       --------
Net cash provided by operating
  activities                           42,018         11,063

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                         (14,158)        (7,548)
  Disposition of Newsprint South, Inc. (8,751)             -
  Proceeds received from option         3,000              -
  Other                                   793         (3,182)
                                     --------      ---------
Net cash used by investing activities (19,116)       (10,730)

Cash flows from financing activities:
  Debt payments                      (112,126)      (123,501)
  Debt proceeds                        54,625        118,530
  Cash patronage paid                 (14,756)       (13,405)
  Cash dividends paid                  (1,829)            -
  Proceeds from issuance of common
    stock                              47,401             -
  Redemption of common stock           (5,447)            -
                                    ---------     ---------
Net cash used by financing
  activities                          (32,132)      (18,376)
                                    ---------     ---------
Net decrease in cash and
  cash equivalents                     (9,230)      (18,043)

Cash and cash equivalents -
  beginning of period                  23,219        22,014
                                     --------     ---------
Cash and cash equivalents -
  end of period                      $ 13,989     $   3,971
                                     ========     =========

The accompanying notes are an integral part of these financial statements.

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS


     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the nine-month periods ended March 31, 1995 and 1994, the Company's financial position at March 31, 1995 and June 30, 1994, the cash flows for the nine-month periods ended March 31, 1995 and 1994, and the consolidated statements of stockholders' equity as of March 31, 1995. These adjustments are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1994, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended March 31, 1995, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:

                             Three months ended     Nine months ended
                              March 31, 1995         March 31, 1995
                             ------------------     -----------------

Common shares outstanding        22,898,253            22,198,875
Common stock equivalents for
  employee stock options             35,689                26,543
                                 ----------            ----------
                                 22,933,942            22,225,418
                                 ==========            ==========

     Earnings per share for the nine months ended March 31, 1994, and for the three months ended March 31, 1994, are not meaningful and are not presented since the Company operated as a cooperative in the prior fiscal year.

     In January 1995, the Company's board of directors declared a regular quarterly cash dividend of $.08 per common share outstanding. This dividend was paid on February 20, 1995, to stockholders of record as of January 31, 1995.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property in Hardee County, Florida, of approximately 12,000 acres. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire on July 16, 1999. These properties are classified as property held for sale at March 31, 1995 and June 30, 1994.

     At March 31, 1995, the Company had outstanding commitments to various customers for the sale of approximately 14,000 tons of nitrogen solutions. These customers have prepaid for this tonnage, and at March 31, the Company had recorded on its balance sheet a liability related to these commitments.

     In September 1994, the Company and Air Products and Chemicals, Inc. concluded arrangements whereby the Company will purchase all of the ammonium nitrate fertilizer produced at Air Products' Pace, Florida, facilities. It is expected that the Company will purchase approximately 240,000 tons of ammonium nitrate per year for resale during the fifteen-year term of the agreement. The arrangements also provided that the Company will transfer to Air Products its proprietary technology relating to the manufacture of its brand name ammonium nitrate, Amtrate(R).

     In December 1994, the Company signed a letter of intent with Farmland Industries to enter into a 50-50 joint venture to construct and operate a 1,900 short-ton-per-day anhydrous ammonia plant to be located near LaBrea, Trinidad. The project is expected to cost approximately $300 million. Startup of the facility is scheduled for 1997. The Company intends to use the majority of its portion of the production from the new facility, expected to be in excess of 300,000 tons per year, primarily as a raw material for upgrading into finished fertilizer products at its existing facilities.

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

     The Company's results of operations for the nine-month period ended March 31, 1995, were favorably influenced by strong demand and tight supplies worldwide for many of the Company's fertilizer products, along with significantly improved prices. Anhydrous ammonia prices rose significantly earlier in the year and have remained high throughout the period due to a tight supply/demand balance. The Company converts substantially all of the ammonia it produces into upgraded nitrogen products. Throughout the nine month period, prices for upgraded nitrogen products have continued to gain momentum and the price for upgraded products now more closely reflects the increased price of anhydrous ammonia, from which those products are produced. Favorable natural gas prices also contributed to improved margins for nitrogen products. The Company anticipates gas prices will remain stable for the balance of the current fiscal year.

     During the current period, diammonium phosphate ("DAP") prices continued to rise in response to increased raw material costs and strong offshore demand. Also in the quarter, DAP production was interrupted for several days due to delayed raw material shipments caused by transportation problems. These outages caused a loss of production which negatively impacted sales and per-ton costs of DAP in the current period.

     During the quarter, the Company also lost ammonia production at its Donaldsonville, Louisiana, facility due to a scheduled maintenance turnaround and temporary difficulties associated with returning the plant to service. A portion of this lost production was replaced with purchased ammonia causing increased costs per ton. Both the DAP facility and the Donaldsonville facility are now operating at full capacity.


RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                      Three months ended      Nine months ended
                          March 31,               March 31,
                      ------------------      -----------------
                        1995      1994         1995     1994
                      -------   --------     -------  --------
                                   (in thousands)
Net Sales:
   Nitrogen           $ 76,349  $ 70,993     $168,699 $137,387
   DAP                  29,404    25,102       82,391   57,257
   Potash                8,334     7,436       18,504   14,319
   Other                   590       627        1,547    1,520
                      --------  --------    --------  --------
       Net Sales      $114,677  $104,158    $271,141  $210,483
                      ========  ========    ========  ========


                        Three months ended     Nine months ended
                            March 31,              March 31,
                        ------------------     -----------------
                          1995       1994       1995      1994
                          ----       ----       ----      ----
                                     (in thousands)
Tons Sold:
   Nitrogen               525        589       1,279      1,182
   DAP                    175        178         519        462
   Potash                 108        107         244        203


                        Three months ended     Nine months ended
                            March 31,              March 31,
                        ------------------     -----------------
                        1995          1994     1995         1994
                        ----          ----     ----         ----
                                     (in thousands)
Average Price Per Ton:
   Nitrogen              $ 145     $ 121    $ 132         $ 116
   DAP                   $ 168     $ 141    $ 159         $ 124
   Potash                $  77     $  69    $  76         $  71


     NET SALES. Net sales increased 10.1% from $104.2 million for the quarter ended March 31, 1994, to $114.7 million for the quarter ended March 31, 1995, primarily as a result of higher sales prices for nitrogen fertilizers, DAP and potash partially offset by lower sales volumes for nitrogen fertilizers and DAP. For the current quarter, nitrogen fertilizer sales increased 7.5% as a result of a 20.6% increase in the average price per ton partially offset by a 10.8% decrease in tons sold. The decrease in tons sold was the result of stronger than normal product movement in the first six months of the fiscal year and reduced demand due to wet conditions in the Company's primary trade area during the third quarter. Sales of DAP increased 17.1%
as a result of a 19.6% increase in the average price per ton offset by a 2.0% decrease in tons sold. Potash sales increased 12.1% primarily as a result of an increase in the average price per ton.

     For the nine months ended March 31, net sales increased from $210.5 million in 1994 to $271.1 million in 1995, a 28.8% increase. This was primarily the result of higher sales prices and increased sales volumes for nitrogen, potash and DAP fertilizers. Nitrogen fertilizer sales increased 22.8% as a result of an 8.2% increase in tons sold and a 13.5% increase in the average price per ton. Sales of DAP increased 43.9% as a result of a 12.3% increase in tons sold and a 28.1% increase in the average price per ton. Potash sales increased 29.2% as a result of a 20.3% increase in tons sold and a 7.4% increase in the average price per ton.

     COST OF PRODUCTS SOLD. The cost of products sold increased from $70.4 million for the three months ended March 31, 1994, to $73.9 million for the three months ended March 31, 1995. As a percentage of net sales, cost of products sold decreased from 67.6% to 64.4%. This decrease reflects increases in sales prices for all products and a reduction in the cost per ton of potash offset by increases in the cost per ton of nitrogen fertilizers and DAP. Nitrogen fertilizer cost per ton increased due to increased purchases of finished products partially offset by lower prices paid for natural gas during the current period. For the nine months ended March 31, cost of products sold increased from $153.3 million in 1994 to $180.3 million in 1995. As a percentage of net sales, cost of products sold decreased from 72.8% to 66.5%. This decrease in cost of products sold, as a percentage of net sales, reflects increases in sales prices for all products and a reduction in the production cost of nitrogen fertilizers and potash. Nitrogen fertilizer production costs decreased primarily due to lower prices paid for natural gas during the current period. Also during fiscal 1995, the Company incurred lower maintenance and labor costs due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility during fiscal 1994.
This decrease was partially offset by increased purchases of nitrogen finished products.

     For both the three month period and the nine month period, DAP costs per ton increased as a result of higher raw material costs, primarily for ammonia. Potash costs per ton decreased as a result of increased production volume during the current fiscal year resulting from an expansion which was completed in May 1994. This expansion increased potash production capacity from approximately 300,000 tons to approximately 420,000 tons per year.

     SELLING EXPENSES. Selling expenses decreased from $9.6 million for the three months ended March 31, 1994, to $8.4 million for the three months ended March 31, 1995. As a percentage of net sales, selling expenses decreased from 9.2% for the three months ended March 31, 1994, to 7.3% for the three months ended March 31, 1995. Factors contributing to this decrease were increased sales prices and lower storage costs. For the nine months ended March 31, selling expenses decreased from $20.6 million in 1994 to $20.4 million in 1995. As a percentage of net sales, selling expenses decreased from 9.8% in fiscal 1994 to 7.5% in fiscal 1995. Factors contributing to this decrease were increased sales prices and higher DAP sales which bear no delivery expense. Also, the Company sold more of its nitrogen products directly from production facilities, thereby eliminating delivery and storage expense on those sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased from $6.6 million for the three months ended March 31, 1994, to $5.0 million for the three months ended March 31, 1995. As a percentage of net sales, general and administrative expenses decreased from 6.3% to 4.3%. For the nine months ended March 31, general and administrative expenses increased from $13.0 million in 1994 to $15.9 million in 1995. As a percentage of net sales, general and administrative expenses decreased from 6.2% to 5.9%. During the first nine months of the current fiscal year, the Company accrued approximately $.9 million more for employee incentives related to income levels than in the prior fiscal year. Also, during the prior fiscal year, the Company transferred approximately $1.5 million more of payroll overhead costs to cost of products sold than in the current fiscal year. For the three month and the nine month periods ended
March 31, 1995, the Company incurred expenses related to the purchase of a new computer system.

     OPERATING INCOME. As a result of the above factors, operating income increased from $11.7 million for the three months ended March 31, 1994, to $27.5 million for the three months ended March 31, 1995, a 135% increase. For the nine months ended March 31, operating income increased from $17.7 million in 1994 to $54.5 million in 1995, a 208% increase.

     INTEREST, NET. For the three months ended March 31, 1995, net interest expense was $.1 million compared to $.8 million for the three months ended March 31, 1994. For the nine months ended March 31, net interest decreased from $3.1 million in 1994 to $.7 million in 1995. These decreases primarily reflect lower levels of borrowings due to the repayment of debt from the proceeds of a stock offering in August, 1994. The Company also had higher earnings due to higher levels of investments and higher rates earned on these investments during the current year.

     INCOME TAX EXPENSE. Income tax expense increased from $1.7 million for the three months ended March 31, 1994, to $10.5 million for the three months ended March 31, 1995. For the nine month period, income tax expense increased from $3.1 million in 1994 to $20.8 million in 1995.
The Company's effective tax rate increased significantly in the current fiscal year as the result of the conversion from a cooperative to a regular business corporation on July 1, 1994.

     INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the foregoing, income from continuing operations before the cumulative effect of a change in accounting principle increased from $9.5 million for the three months ended March 31, 1994, to $17.2 million for the three months ended March 31, 1995. For the nine months ended March 31, income from continuing operations before the cumulative effect of change in accounting principle increased from $11.9 million in 1994 to $33.4 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, the Company had cash and cash equivalents of $14.0 million, compared to $23.2 million at June 30, 1994, a decrease of $9.2 million.

     OPERATING ACTIVITIES. For the nine months ended March 31, 1995, net cash provided by operating activities was $42.0 million as compared to $11.1 million for the nine months ended March 31, 1994. During the current period, the Company's income from continuing operations and non-cash charges for depreciation and deferred taxes more than offset cash use attributable to a net change in operating assets and liabilities.

     INVESTING ACTIVITIES. Net cash used by investing activities was $19.1 million for the nine months ended March 31, 1995, as compared to $10.7 million for the nine months ended March 31, 1994. This increase is primarily attributable to final payments of $8.8 million in the current year related to the disposition of Newsprint South, Inc. These payments were partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties.

     Capital expenditures were $14.2 million during the nine months ended March 31, 1995. These expenditures were for improvements and modifications to the Company's facilities, including approximately $3.2 million for the purchase of a new computer system, approximately $3.3 million for an emission control system for the ammonium nitrate prill towers at the Yazoo City nitrogen production facility, and approximately $2.0 million for a phosphate rock unloading system at the Pascagoula DAP facility.

     FINANCING ACTIVITIES. Net cash used by financing activities was $32.1 million and $18.4 million, respectively, for the nine months ended March 31, 1995, and March 31, 1994. During the current year, the amounts provided by financing activities included $47.4 million proceeds received from a stock offering in August 1994. These proceeds were subsequently used to prepay a portion of the Company's long-term debt. During the current year, the Company paid $5.4 million to its stockholders related to the reorganization of the Company and paid $1.8 million in cash dividends. In addition, the Company paid $14.8 million in cash patronage refunds related to fiscal 1994, when the Company operated as a Cooperative.

     The Company and its subsidiaries have commitments for short-term borrowing up to $20.0 million, which includes $15.0 million from NationsBank. At March 31, 1995, there were no short-term borrowings outstanding on these commitments as compared to $7.0 million outstanding at June 30, 1994.

     In addition to its short-term lines, the Company also has a $50.0 million long-term revolving credit facility with NationsBank that bears interest at the prime rate or for fixed periods at interest rates related to the London Interbank Offered Rates ("LIBOR") or U.S. Treasury notes. At March 31, 1995, there was no balance outstanding on this facility. The amounts borrowed under the Company's credit lines vary based on the Company's seasonal requirements. The maximum combined amount outstanding under the short-term lines and the revolving credit facility at any month-end for the nine months ended March 31, 1995 was $16.2 million.

     In December 1994, the Company transferred approximately $13.9 million from long-term debt to long-term debt due within one year. The Company prepaid approximately $7.8 million during the three months ended March 31, 1995, and intends to prepay the remaining $6.1 million during the current fiscal year.

     In December 1994, the Company signed a letter of intent with Farmland Industries to enter into a 50-50 joint venture to construct and operate a 1,900 short-ton-per-day anhydrous ammonia plant to be located near LaBrea, Trinidad. The project is expected to cost approximately $300 million. It is anticipated that a substantial portion of the cost will be financed on a nonrecourse project basis. The Company's equity contribution will be financed with internally generated cash flows and available lines of credit.

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

                              MISSISSIPPI CHEMICAL CORPORATION



Date: April 18, 1995          /s/ William F. Hawkins
      --------------          ----------------------
                              William F. Hawkins
                              Senior Vice President - Finance
                              and Administration



Date: April 18, 1995          /s/ Rosalyn B. Glascoe
     ---------------          ----------------------
                              Rosalyn B. Glascoe
                              Corporate Secretary