Form 10-K
period 1995-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1995-09-28
CIK 66895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended June 30, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 2-7803

                        MISSISSIPPI CHEMICAL CORPORATION

             (Exact name of registrant as specified in its charter)

                  MISSISSIPPI                             64-0292638

(State or other jurisdiction of incorporation or (IRS Employer Identification
                 organization)                              Number)

 Highway 49 East, P.O. Box 388, Yazoo City, MS               39194

    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area           (601) 746-4131
code:
          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered

   Common Stock, par value $.01      The Nasdaq Stock Market's National Market
  Preferred Stock Purchase Rights    The Nasdaq Stock Market's National Market

       Securities registered pursuant to Section 12(g) of the Act:  None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At, September 11, 1995, Mississippi Chemical Corporation had 22,902,672 shares of common stock, par value $.01, outstanding. The Company estimates that the aggregate market value of the common stock on September 11,1995 (based upon the closing price of these shares on Nasdaq) held by non-affiliates was approximately $491,033,288.

                      DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Shareholders for fiscal year ended June 30, 1995 (Items 5, 6, 7 and 8 in Part II, and Item 14 in Part IV).

Proxy Statement for annual meeting of shareholders to be held on November 14, 1995 (Items 10, 11, 12 and 13 in Part III).


                                     PART I

ITEM 1.  BUSINESS

   Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was formed in 1948 as the first fertilizer cooperative in the United States (the "Cooperative"). The address of the Company's principal executive office is Owen Cooper Administration Building, Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (601) 746-4131. The term "Company" includes Mississippi Chemical Corporation and its wholly owned subsidiaries, Mississippi Phosphates Corporation and Mississippi Potash, Inc. References to the Company's operations prior to July 1, 1994, refer to the Cooperative's operations.

   The Cooperative was incorporated in Mississippi in September 1948 and operated as a cooperative in accordance with the applicable provisions of the Internal Revenue Code. The principal business of the Cooperative was to provide fertilizer products to its shareholders pursuant to preferred patronage rights which gave the shareholders the right to purchase fertilizer products and receive a patronage refund on fertilizer purchases. On June 28, 1994, the shareholders of the Cooperative approved a plan of reorganization (the "Reorganization"), pursuant to which the Cooperative was merged into the Company. Pursuant to the Reorganization, the capital stock of the Cooperative was converted into common stock and/or cash. As a result of the Reorganization, the Company no longer operates as a cooperative, but as a regular business corporation.

     In June 1994, the Cooperative divested a majority of its interest in Newsprint South, Inc., its newsprint manufacturing subsidiary. In fiscal 1995, the Company paid approximately $9 million to a third party as the final portion of the divestiture costs.

NITROGEN FERTILIZER

 Products

   The Company produces nitrogen fertilizers at its Yazoo City, Mississippi, production facility in Yazoo City, Mississippi, and through a 50%-owned production facility at Donaldsonville, Louisiana. The Louisiana facility ("Triad") is operated as a joint venture by the Company and First Mississippi Corporation. In fiscal 1995, the Company sold over 1.7 million tons of nitrogen fertilizers to farmers, fertilizer dealers and distributors located primarily in the southern United States. Sales of nitrogen fertilizer products by the Company in fiscal 1995 were $240.7 million, which represented approximately 62% of net sales.

   The Company's principal nitrogen products include ammonia; fertilizer-grade ammonium nitrate, which is sold under the Company's trade name Amtrate(R); UAN solutions, which are sold under the Company's trade name N-Sol; and urea.

   Although, to some extent, the various nitrogen fertilizers are interchangeable, each has its own distinct characteristics which produce agronomic preferences among end-users. Farmers decide which type of nitrogen fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

   Ammonia. The basic nitrogen product is anhydrous ammonia, which is the simplest form of nitrogen fertilizer. Anhydrous ammonia, which is 82% nitrogen, is the most concentrated form of nitrogen fertilizer available. It is synthesized as a gas under high temperature and pressure. The raw materials used to produce anhydrous ammonia are natural gas, atmospheric nitrogen and steam.

   In fiscal 1995, the Company produced approximately 728,000 tons of anhydrous ammonia at its Yazoo City and Triad facilities and purchased approximately 50,000 tons. The Company sold approximately 35,000 tons of anhydrous ammonia for direct-application fertilizer and industrial sales and used the balance as a raw material to manufacture its other nitrogen fertilizer products. The Company's subsidiary Mississippi Phosphates Corporation also purchased 171,000 tons of ammonia for use in its phosphate operations. See "Phosphate Fertilizer."

   In the Company's markets, ammonia is used primarily as a pre-emergent fertilizer for most row crops. Although anhydrous ammonia is the least expensive form of nitrogen, its use as a primary fertilizer has gradually declined because of the difficulties of application and the high cost of application equipment.

   Ammonium Nitrate. The Company is the largest manufacturer and marketer of ammonium nitrate fertilizer in the United States. Ammonium nitrate, which is 34% nitrogen, is produced by reacting anhydrous ammonia and nitric acid. Ammonium nitrate is less subject to volatilization (evaporation) losses than other nitrogen fertilizer forms. Due to its stable nature, ammonium nitrate is the product of choice for such uses as pastures and no-till row crops where fertilizer is spread upon the surface and is subject to volatilization losses. Although the consumption of ammonium nitrate in the U.S. has been stable in recent years, the use of conservation tillage, which reduces soil erosion, is increasing in the U.S. and should have a positive impact on ammonium nitrate demand.

   In fiscal 1995, the Company sold approximately 857,000 tons of solid ammonium nitrate fertilizer, the majority of which was produced at the Company's Yazoo City facility, and the balance of which was purchased from third parties, primarily Air Products and Chemicals, Inc. ("Air Products"). The ammonium nitrate produced at the Company's Yazoo City facility is sold under the registered trade name Amtrate(R). Due to its superior shipping and storage characteristics, Amtrate(R) has established excellent brand name recognition and a reputation as a high-quality product.

   In September 1994, the Company and Air Products concluded arrangements whereby the Company agreed to purchase all of the ammonium nitrate fertilizer produced at Air Products' Pace, Florida, facility (up to 240,000 tons per year) during the 15-year term of the agreement. Approximately 144,000 tons of ammonium nitrate were purchased in fiscal 1995 pursuant to this agreement. Air Products recently announced its intention to suspend ammonium nitrate production at its Pace facility until October 1996 due to sustained high ammonia costs.

   N-Sol. In fiscal 1995, the Company sold approximately 609,000 tons of N-Sol, the vast majority of which it produces at its Yazoo City facility. N-Sol is a 32% nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. N-Sol is used in direct application to cotton, corn, grains and pastures as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial shift in product preference from directly applied ammonia to UAN solutions because of the difficulties of applying and the high cost of application equipment for ammonia.

   Urea. In fiscal 1995, the Company sold approximately 171,000 tons of prilled urea and approximately 77,000 tons of urea melt which it produces at its Triad facility. Under a long-term contract with Melamine Chemicals, Inc. ("Melamine"), the Company is obligated to sell up to 75,000 tons per year of urea melt at prevailing market prices to Melamine's facility located adjacent to the Triad facility. Urea is synthesized by the reaction of ammonia and carbon dioxide and then solidified in prill form. At 46% nitrogen by weight, urea is the most concentrated form of dry nitrogen. Because urea undergoes a complex series of changes within the soil before the nitrogen it contains is ultimately converted into a form which can be used by plants, it is considered a long-lasting form of nitrogen. As a fertilizer product, urea is acceptable as both a direct-application material and as an ingredient in fertilizer blends. Urea consumption has increased modestly in recent years. In the Company's trade area, prilled urea is used primarily for topdressing rice. Most of the Company's prilled urea is aerially broadcast on rice crops in Arkansas, Louisiana, Mississippi and Texas.

 Production and Properties

   Yazoo City, Mississippi. The Yazoo City facility is a closely integrated, multi-plant nitrogen fertilizer production complex located on approximately 1,180 acres. The complex includes an anhydrous ammonia plant, four nitric acid plants, an ammonium nitrate plant and a UAN solutions plant. In 1993, the Company spent $32 million to expand its nitrogen production capacity at its Yazoo City facility, which increased nitric acid production capacity by approximately 300 tons per day and ammonium nitrate capacity by approximately 375 tons per day.

   The Yazoo City ammonia plant has been continuously retrofitted to incorporate energy-saving technology and improve efficiencies. The Yazoo City facility includes a 20.5 megawatt cogeneration facility which produces significant savings by the sequential generation of electricity and process steam. The Yazoo City plant has direct access to water, rail and truck transportation and is strategically located for the purchase of competitively priced natural gas. See "-Raw Materials-Natural Gas."

   Donaldsonville, Louisiana. The Triad facility is a closely integrated, multi-plant nitrogen fertilizer complex located on approximately 46 acres fronting the Mississippi River. At the Triad plant, the Company produces anhydrous ammonia and urea. The Company is entitled to one-half of the production from the Donaldsonville facility as the co-owner of Triad with First Mississippi Corporation. The Triad ammonia plant has been retrofitted on several occasions to increase production and enhance operating efficiency.

   Triad has ready access to rail and truck transportation. The plant is also equipped with a deep-water port facility on the Mississippi River, allowing access to economical barge and ship transport for its urea and ammonia products. The Triad facility is well positioned for the purchase of natural gas. See "- Raw Materials-Natural Gas."

   Trinidad. In December 1994, the Company signed a letter of intent with Farmland Industries, Inc., to enter into a 50-50 joint venture, known as Farmland MissChem Limited, to construct and operate a 1,900-short-ton-per-day ammonia plant to be located on the island of Trinidad. The project is expected to cost approximately $330 million. The joint venture is in the process of finalizing its plant site, negotiating a construction contract, and completing financing arrangements. Start-up of the facility is scheduled for 1998. The Company intends to use the majority of its portion of the production from the new facility, expected to be in excess of 300,000 tons per year, primarily as a raw material for upgrading into finished fertilizer products at its existing facilities.

 Marketing and Distribution

   The Company sells its nitrogen fertilizer products to farmers, dealers and distributors located primarily in the southern farming regions of the United States where its facilities are located. In the three-tiered fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers. Larger customers (distributors and large multi-location dealers) arrange for distribution, storage and financing of nitrogen fertilizer. The majority of the Company's sales are made to distributors and large dealers. The ten states which make up the Company's primary trade area are Mississippi, Alabama, Arkansas, Texas, Louisiana, Oklahoma, Georgia, Florida, Tennessee and Kentucky.

   The Company maintains a large and experienced field sales force strategically located throughout the southern United States. This sales force maintains close communications with the customer base and plays an important role in the marketing and distribution of the Company's products. Through regular, personal contact with its customers, the Company is able to ascertain local demand for fertilizer products and arrange to have those products available from the most cost-effective source. The Company's field sales force is also able to identify specific customer service needs which the Company can meet. Customer service helps differentiate the Company's products and enhance its position as a preferred supplier.

   The Company transports its nitrogen products by barge, rail and truck. The Company's distribution network is complemented by owned or leased warehouses and terminals strategically placed in high-consumption areas.

PHOSPHATE FERTILIZER

 Products

   The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 1995, the Company sold approximately 713,000 tons of DAP, primarily into international markets. Sales of DAP by the Company in fiscal 1995 were $117.5 million, which represented approximately 30% of net sales.

   DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18% nitrogen and 46% phosphate (P205) by weight. DAP is an important fertilizer product for both direct application and for use in blended fertilizers applied to all major types of row crops.

 Production and Properties

   The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 1,500 acres. The Pascagoula facility is a closely integrated, multi-plant phosphatic fertilizer complex where the primary facilities are a phosphoric acid plant, two sulfuric acid plants and a DAP granulation plant. The plant has storage facilities for finished product (45,000 tons), as well as for the primary raw materials, phosphate rock (100,000 tons), sulfur (10,000 tons) and ammonia (25,000 tons). All of the phosphate rock used by the Company is purchased pursuant to a single supply contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco. See "-Raw Materials-Phosphate Rock."

   The plant site fronts a deep-water channel that provides direct access to the Gulf of Mexico. The complex contains docks and off-loading facilities for receiving shipload quantities of phosphate rock, sulfur and ammonia, and for
outloading DAP.   The plant's location on deep water provides the Company with an outbound freight cost advantage over central Florida DAP producers with respect to international shipments and domestic shipments along the Mississippi River system.

 Marketing and Distribution

   The Company sells substantially all of its DAP to Atlantic Fertilizer & Chemical Corporation ("Atlantic"), the exclusive distributor of its DAP products. Atlantic maintains a network of sales agents in the major phosphate fertilizer-consuming nations around the world. Sales to Atlantic are made on an FOB Pascagoula basis at a price which reflects the price Atlantic charges its customers, adjusted to reflect Atlantic's commission. Sales to Atlantic for the export market are backed by standby letters of credit.

   In fiscal 1995, approximately two-thirds of the Company's DAP was sold into international markets. The largest export markets in fiscal 1995 were India, China and countries within Central and South America. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

POTASH FERTILIZER

 Products

   The Company produces potash at its mine and related facilities near Carlsbad, New Mexico. In fiscal 1995, the Company sold approximately
357,000 tons of potash primarily in granular form. These sales were primarily to customers located west of the Mississippi River. In May 1994, the Company completed an expansion of its Carlsbad facility for $1.6 million, bringing its capacity for granular product to approximately 420,000 tons per year. Sales of potash fertilizer by the Company in fiscal 1995 were $27.4 million, which represented approximately 7% of net sales.

   The Company's potash is mined from subterranean salt deposits containing a mixture of potassium chloride and sodium chloride. The Carlsbad, New Mexico, potash deposits are located from 800 to 1,200 feet below the surface. Potash is produced in a refining process whereby the potassium chloride is separated from the sodium chloride.

   The Company produces red granular potash. The three principal grades of potash fertilizer are granular, coarse and standard, with granular being the largest particle size. Granular potash is used as a direct-application fertilizer and, among the various grades, is particularly well suited for use in fertilizer blends. Potash is an important fertilizer product for both direct application and for use in blended fertilizer applied to all major types of row crops.

 Production and Properties

   The Company's potash mine and refinery are located approximately 25 miles east of Carlsbad, New Mexico. In fiscal 1994, the Company completed a $5 million project to modernize its mining equipment, enabling it to extract a higher grade of ore which improved overall facility efficiencies. The mine supplies ore to an above-ground refinery which separates the potassium chloride from the ore. The run-of-mine refined product is then transported to the Company's nearby compaction plant for conversion to granular form. Located contiguous to the compaction facility are storage and shipping facilities from which the finished product is transported by rail and truck into domestic and export markets.

   The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 60,000 acres. In addition, the Company holds mineral title to approximately 4,400 acres and fee title to approximately 10,000 acres. Revised estimates of potash ore reserves underlying the Carlsbad properties were compiled in 1981 and 1983. According to these estimates, the Company's reserves were estimated to contain 346.2 million tons of in situ ore with an average grade of 15.25% K20 or 297.9 million tons of recoverable ore with an average grade of 14.88% K20. Since these estimates were made, ore extracted would indicate remaining reserves of 332 million tons of in situ ore with an average grade of 15.27% K2O or 284 million tons of recoverable ore with an average grade of 14.88% K2O. This reserve base is estimated to be equivalent to 56 million tons of muriate of potash. At current production rates, the Company's reserves have a remaining life in excess of 100 years.

 Marketing and Distribution

   The substantial majority of the Company's potash sales are in domestic markets in the southern states west of the Mississippi River where it and other Carlsbad potash producers enjoy freight cost advantages over Canadian and overseas potash producers. Consistent with the Company's strategy to maximize "net backs" (sales less distribution and delivery expense) and increase profit margins, domestic sales are targeted for locations along the freight route of the Santa Fe Railroad. Domestic potash marketing is performed by the Company's sales staff. The Company's export sales are made through Potash Corporation of Saskatchewan Sales Limited. While the typical primary export market for the Company's potash is Latin America, the majority of fiscal 1995 export sales were to France and Japan. Potash for export is transported by rail to terminal facilities in Houston, Texas, where it is loaded onto ocean-going vessels for shipment to export markets.

RAW MATERIALS

 Natural Gas

   Natural gas is the primary raw material used by the Company in the manufacture of nitrogen fertilizer products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia which is then upgraded into other nitrogen fertilizer products. During fiscal 1995, the cost of natural gas represented approximately 73% of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic viability of the Company's nitrogen business depends upon the availability of competitively priced natural gas.

   In today's natural gas market, the Company's total natural gas cost generally consists of two components-the market price of the natural gas in the producing area at the point of delivery into a pipeline and the fee charged by the pipeline for transporting the natural gas to the Company's plants. The cost of the transportation component can vary substantially depending on whether or not the pipeline has to compete for the business. Therefore, it is extremely important to the Company's competitiveness that it have access to multiple natural gas transportation services. In addition to the impact on transmission costs, access alternatives enable the Company to benefit from natural gas price differences that may exist from time to time in the various natural gas-producing areas. In recent years, the Company has improved the natural gas purchasing logistics of its nitrogen facilities.

   The majority of the 54,000 Mcf per day natural gas requirements of the Yazoo City facility is currently being furnished by various producers and marketers who sell gas to the Company at various points along the pipeline system of Southern Natural Gas Company ("Southern"). The Company continues to utilize a long-term, interruptible transportation agreement with Southern. Although the Southern contract provides for interruptible service, the Company believes and experience dictates that curtailment of supply is unlikely because of the plant's location on Southern's system. In 1995, the Company entered into a long-term natural gas purchase agreement with Sonat Marketing Company ("Sonat"), an affiliate of Southern. Deliveries under the Sonat agreement are scheduled to begin on January 1, 1996. The Sonat agreement provides for market-sensitive pricing and a firm-delivery supply commitment. In addition to being connected to Southern, the Company has also secured long-term transportation capacity in the Thomasville Line (described below), which provides the plant with access to an additional interstate pipeline and a large intrastate gathering and transmission system in southern Mississippi. As a result of this multiple source access, the Company benefits from competition for the transportation and supply of natural gas.

   The balance of the natural gas requirements of the Yazoo City facility is supplied by Shell Western E&P Inc. ("SWEPI"), a subsidiary of Shell Oil Company ("Shell"). In 1972, the Company and Shell entered into a gas purchase and sale agreement whereby Shell agreed to supply natural gas to the Yazoo City plant from its natural gas reserves located in Rankin County, Mississippi. Pursuant to its agreement with the Company, Shell constructed a 60-mile pipeline (the "Thomasville Line") from its reserves directly to the Yazoo City facility. The primary term of the SWEPI contract expired on March 31, 1994; however, since that date, the Company has continued purchasing the output of the Rankin County reserves (which is currently approximately 20,000 Mcf per day) at market-sensitive prices. It is anticipated that this purchase arrangement will continue for the foreseeable future.

   The natural gas requirements of the Triad facility are approximately
50,000 Mcf per day. The Triad facility is located in one of the primary gas-producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from intense competition among those suppliers. Currently, the plant's requirements are being supplied by three of the intrastate lines under various pricing arrangements. Generally, these contracts impose firm delivery obligations at market-sensitive prices. In addition, the Company purchases gas for Triad on the spot market pursuant to 30- to 90-day fixed-price contracts. As a result of Triad's favorable access to natural gas supplies, the Company believes that the loss of any particular supplier would not have a material impact on plant operations. There have been no significant supply interruptions at the Triad facility.

   Natural gas is currently available in ample quantities. Technical advancements in exploration, development and production are keeping supplies in a strong position. Efficient operation of gas storage should continue to dampen seasonal price variations, but shorter-term volatility related to minor system disturbances is expected to continue. The Company uses natural gas futures contracts to hedge against the risk of short-term market fluctuations in the cost of natural gas.

 Phosphate Rock

   Phosphate rock is one of the primary raw materials for the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock are approximately 1.2 million tons per year. As of September 15, 1991, the Company entered into a ten-year contract with Office Cherifien des Phosphates ("OCP") to supply all of the phosphate rock requirements of the Pascagoula facility. This contract has been amended and its term extended to June 30, 2003. OCP, the national phosphate company of Morocco, is the world's largest producer and exporter of phosphate rock and upgraded phosphates as a company. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the long-term financial performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed and its DAP operations are not profitable. As a result, the Company has been able to sustain its operations since reopening the Pascagoula facility in December 1991, despite a sustained period of low prices for phosphate products during fiscal 1993 and 1992. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be good.

 Sulfur

   Sulfur is used in the manufacture of sulfuric acid at the Pascagoula plant. Sulfur is in adequate supply and is available on the open market in quantities sufficient to satisfy the Company's current requirements of 290,000 tons per year. The location of the Company's plant at Pascagoula, Mississippi, near major oil and gas fields which supply substantial amounts of sulfur, provides the Company with a strategic advantage in the purchase of sulfur over its Florida competitors.

 Ammonia

   Until recently, ammonia has been in adequate supply at depressed prices. In early 1994, intermittent shortages of ammonia, which caused a surge in ammonia prices, developed as a result of increased consumption in agricultural and industrial markets, several unplanned plant outages and reduced imports from the former Soviet Union ("FSU"). Heavy demand from industrial and agricultural markets continued into 1995. Ammonia prices have declined from the level reached during spring 1995 but remain at relatively high levels.

COMPETITION

   Since fertilizers are global commodities which are available from multiple sources, the primary competitive factor is price. Other competitive factors include product quality, customer service and availability of product. In each product category, the Company competes with a broad range of domestic producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies and independent fertilizer companies. Many of the Company's domestic competitors have larger financial resources and sales than the Company. The Company also competes with foreign producers. Foreign competitors are often owned or subsidized by their governments and, as a result, may have cost advantages over domestic companies. Additionally, foreign competitors are frequently motivated by non-market factors such as the need for hard currency.

   The Company produces and sells nitrogen fertilizer products primarily in the southern United States. Because competition is based largely on price, maintaining low production costs is critical to competitiveness. The Company believes it is one of the lowest-cost producers of nitrogen fertilizers in the United States. Natural gas comprises the majority of the raw materials cost of nitrogen fertilizers. Competitive natural gas purchasing is essential to maintaining the Company's low-cost position. Equally important is efficient use of this gas because of the energy-intensive nature of the nitrogen fertilizer business. Therefore, cost-competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low-cost competitive position. In the highly fragmented nitrogen fertilizer market, product quality and customer service can also be sources of product differentiation.

   Through Atlantic, the Company sells approximately two-thirds of its DAP in international markets. The United States phosphate industry has become more concentrated as a result of recent consolidations and joint ventures, and the Company is significantly smaller than most of its competitors in terms of resources and sales. Most of the Company's principal competitors have captive sources of some or all of the raw materials, and this may provide them with cost advantages. The Company's long-term phosphate rock contract with its flexible pricing mechanism is a key element to the Company's ability to compete.

   Most potash consumed in the United States is provided by large Canadian producers who have economies of scale and lower variable costs than their U.S. counterparts. Over 80% of United States potash production capacity is located in the Carlsbad, New Mexico, area. While the Carlsbad producers have higher mining costs than the Canadian producers, this disadvantage is offset by logistical and freight advantages in certain markets in the southwestern United States and the lower United States corn belt. The Company competes in these markets primarily with three other Carlsbad potash producers.

ITEM 2.  OTHER PROPERTIES

   The Company owns an administration building in Yazoo City which contains approximately 65,000 square feet of office space.

   The Company's plants are complete with necessary support facilities, such as roads, railroad tracks, storage, offices, laboratories, warehouses, machine shops and loading facilities. Adequate supplies of water and electric power are available at all locations. In addition to the fertilizer storage facilities at Yazoo City and Pascagoula, Mississippi; Carlsbad, New Mexico; and Donaldsonville, Louisiana, the Company also owns or leases 19 major fertilizer storage and distribution facilities at other locations in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Texas, with a total system-wide storage capacity of approximately 256,000 tons.

   In 1980, the Company completed the purchase of phosphate rock property in Hardee County, Florida. This property, containing approximately 12,000 acres, is estimated by the Company to contain approximately 62,000,000 recoverable tons of phosphate rock of commercial quality. During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase this undeveloped phosphate rock property. The Company received an aggregate of $14 million in option payments during this four-year period. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby (i) the Company conveyed approximately 2,500 acres of this property to the third party; (ii) for aggregate additional option payments of $7 million to be paid during the option period, the Company granted to the third party the exclusive option, for a period of three and one-half years, to purchase the remaining 9,500 acres;
(iii) the Company was granted a put option pursuant to which the Company has the right to sell the 9,500 acres to the third party if the third party does not exercise its prior option to purchase the property; and (iv) the Company was granted an exclusive option to repurchase the previously conveyed 2,500 acres in the event the third party does not exercise its option to purchase the 9,500 acres and the Company does not exercise its put option on the 9,500 acres.

RESEARCH AND DEVELOPMENT

   The Company has a research and development staff of 13 full-time professional employees whose activities relate primarily to the improvement of existing products. The expenditures on research activities sponsored by the Company during fiscal 1995, 1994 and 1993 were approximately $1.3 million, $1.4 million, and $1.4 million, respectively.

EMPLOYEES

   As of June 30, 1995, the Company employed approximately 1,000 persons at all locations. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

   The Company's operations are subject to federal, state and local laws and regulations pertaining to the environment, among which are the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Emergency Response Compensation and Liability Act, the Toxic Substances Control Act and the Mississippi State Pollution Prevention Act. The Company's facilities require operating permits that are subject to review by governmental agencies. The Company believes that its policies and procedures now in effect are generally in compliance with applicable laws and with the permits relating to the facilities.

   In the past, significant capital and operating costs related to environmental laws have been incurred. The majority of the Company's environmental capital expenditures have been in response to the requirements of the Clean Air Act and the Clean Water Act. Since 1967, the Company has spent in excess of $50 million on its fertilizer production facilities in order to meet applicable federal and state pollution standards. The Company has been involved in certain litigation involving a Louisiana waste disposal site. See "-Legal Proceedings-Combustion, Inc. Litigation."

   Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 1995-$7,750,000; 1994-$619,000; and 1993-$7,000,000. A portion of the expenditures for fiscal 1995 relate to the installation of a new scrubber system in two ammonium nitrate prill towers at the Yazoo City facility. These systems will allow operators to reduce the amount of particulate discharged from the facility. Also included in the 1995 expenditure is a portion of the cost of a project which relocates the discharge point of the Yazoo City facility's process waste water from an intermittent stream to the Yazoo River. Included in the foregoing expenditures for fiscal 1993 is a portion of the cost of a new nitric acid plant and related facilities in Yazoo City which was completed in early 1993. This facility increased capacity and also replaced existing production from other plants that were closed. Enhanced environmental protection under the Clean Air Act was a primary factor in the Company's decision to construct the plant.

   Environmental capital expenditures are expected to be approximately
$11.2 million for fiscal 1996. A portion of these funds relate to the development of a new gypsum disposal facility at Pascagoula. The estimated cost of this facility is expected to be $16.3 million, which amount will be expended over an estimated 16 months. The Company is currently negotiating for the purchase of additional lands for this facility and is seeking the necessary permits for its development.

   During fiscal 1994, the Company charged to its earnings approximately $6.1 million relating to the estimated cost of the future closure of the existing gypsum disposal facility located at Pascagoula. In fiscal 1995, the Company charged an additional $562,000 toward this estimated cost of closure. The total accrual of approximately $6.7 million relates to the portion of the disposal facility utilized to date. In future years, the Company expects to record additional charges of approximately $2.4 million related to the anticipated closure costs of the gypsum disposal facility. These charges will be recorded over the estimated five-year remaining life of the facility.

   In the normal course of its business, the Company is exposed to risks relating to possible releases of hazardous substances into the environment.
Such releases could cause substantial damage or injuries. Environmental expenditures have been and will continue to be significant. It is impossible to predict or quantify the impact of future environmental laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

   Combustion, Inc., Litigation. On July 15, 1986, the first of 17 lawsuits was filed in the Twenty-first Judicial District Court, Parish of Livingston, state of Louisiana, against Triad Chemical (a 50%-owned, joint venture) and approximately 90 other named defendants by numerous plaintiffs. The plaintiffs' claims are based on alleged personal injuries and property damages as a result of exposure to hazardous waste allegedly contributed by the defendants to the Combustion, Inc., site in Livingston Parish, Louisiana.

   Triad Chemical recently agreed with the Plaintiffs' Steering Committee in the case to settle the tort claims against it as part of a group settlement by certain defendant companies. Triad Chemical's share of the group settlement is $600,000. Preliminary settlement documents have been filed with the court and procedures are currently underway to obtain the necessary court approval of the settlement as required in class action suits.

   Cleve Reber CERCLA Site. Triad has received and responded to letters issued by the United States Environmental Protection Agency ("EPA") under Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relative to the possible disposition of Triad waste at the disposal site identified as the Cleve Reber site in Ascension Parish, Louisiana.

   It is Triad's position that, based upon available information and records, Triad did not utilize the Cleve Reber site for the disposition of hazardous material, and it does not appear that Triad has any responsibility for investigation and clean-up on this site. It should be noted that the EPA is contemplating an action under the Resource Conservation and Recovery Act,
Section 7003, as well as the CERCLA action mentioned above.  The EPA has issued
Section 106 orders against the major contributors at the site for clean-up. They are now engaged in negotiations for clean-up. In 1994, Triad received a supplemental 104(e) request for information from the EPA, indicating the EPA's renewed interest in pursuing Potential Responsible Persons at the site. Triad filed a Freedom of Information Act request to investigate allegations that some plant trash from Triad may have been disposed of at the Cleve Reber site. In the opinion of management, the likelihood of the CERCLA investigation resulting in a loss in a material amount is remote.

   Potash Antitrust Investigation. On November 24, 1993, the Antitrust Division of the Department of Justice served the Company with a grand jury subpoena in connection with its investigation of allegations of price fixing by United States and Canadian potash producers. The subpoena requests that the Company produce certain documents relating to its potash business in the United States and Canada. The Company has assembled these documents for production. In addition, a number of employees and former employees of the Company have testified before the grand jury regarding the Company's potash operations.

   Terra International, Inc. On August 31, 1995, the Company filed suit in federal court in Mississippi against Terra International, Inc. ("Terra") seeking a declaratory judgment and other relief establishing that certain technology relating to the design of an ammonium nitrate neutralizer which the Company licensed to Terra is not defective and was not the cause of an explosion which occurred in 1994 at Terra's Port Neal, Iowa, fertilizer facility. Also, on August 31, 1995, Terra filed suit in federal court in Iowa against the Company seeking damages on the basis of losses caused by the explosion. Terra alleges that the Company negligently designed the ammonium nitrate neutralizer technology licensed to Terra and that that design defect led to the Port Neal explosion. In addition, two lawsuits have been filed in Iowa against the Company on behalf of certain persons killed or injured in the explosion.

   Rankin County, Mississippi, vs Jackson Oil Products Company, Inc., et. al.
On September 21, 1995, the Company was served with a complaint in which it is named as an additional defendant in the referenced action filed in federal court in Mississippi. The plaintiff seeks to recover clean-up costs in connection with the remediation of a former waste oil processing facility located in Rankin County, Mississippi. The suit alleges that the Company contributed waste oil to the site. The Company is in the process of investigating the allegations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   NONE.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   The information required by this item is set forth in the Company's
1995 Annual Report to Shareholders under the caption "Quarterly Results," contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 6.SELECTED FINANCIAL DATA

   The information required by this item is set forth in the Company's 1995 Annual Report to Shareholders under the caption "Financial Highlights" which information is incorporated herein by reference.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is set forth in the Company's
1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 28, 1995, appearing in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) The information required by this item regarding directors is set forth in the Company's Proxy Statement for the 1995 annual meeting of shareholders under the captions "Nominees for Election to Serve Until 1998," "Directors Continuing to Serve Until 1997," and "Directors Continuing to Serve Until 1996," which information is incorporated herein by reference.

   (b) Executive officers of the Registrant as of June 30, 1995, are as follows: Executive officers are elected for a one-year term by the Board of Directors.

                                    OFFICE AND EMPLOYMENT DURING THE
NAME OF OFFICER      AGE                 LAST FIVE FISCAL YEARS


Charles O. Dunn       47    President and Chief Executive Officer since
                            April 1 1993; Executive Vice President (1988-
                            1993)

William F. Hawkins    64    Senior Vice President-Finance and Administration
                            since April 28, 1987

David W. Arnold       58    Senior Vice President-Technical Group since
                            July 1, 1991; Senior Vice President-Research and
                            Engineering (1987-1991)

C. E. McCraw          47    Senior Vice President-Operations since July 12,
                            1994; Senior Vice President-Fertilizer Group
                            (1991-1994); Vice President-Fertilizer Group
                            (1991); Vice President-Operations (1987-1991)

Robert E. Jones       48    Vice President and General Counsel since
                            October 24, 1989

John J. Duffy         61    Vice President-Marketing since July 1, 1995;
                            Vice President-Sales and Marketing (1994-1995);
                            Director of Sales and Marketing (1991-1994);
                            Director, Field Sales (1988-1991)

Rosalyn B. Glascoe    51    Corporate Secretary since June 24, 1986


   (c) The information called for with respect to the identification of certain significant employees is not applicable to the Registrant.

   (d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

   (e) There are no legal proceedings involving directors, nominees for directors, or officers.

   The information required by this item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1995 annual meeting of shareholders under the caption "Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is set forth in the Company's Proxy Statement for the 1995 annual meeting of shareholders under the captions "Compensation of Executive Officers" and "Retirement Program," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth in the Company's Proxy Statement for the 1995 annual meeting of shareholders under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth in the Company's Proxy Statement for the 1995 annual meeting of shareholders under the caption "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND SCHEDULES

   The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 28, 1995, appearing in the 1995 Annual Report to Shareholders are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated by reference in Items 5, 6, 7 and 8, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K. The following financial statement schedule should also be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

     (i)Financial Statements:

        Report of Independent Public Accountants

        Consolidated Balance Sheets, June 30, 1995 and 1994

        Consolidated Statements of Income Years Ended June 30, 1995, 1994 and
        1993

        Consolidated Statements of Shareholders' Equity, Years Ended June 30, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows, Years Ended June 30, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements

     (ii)Report of Independent Public Accountants on Financial Statement
        Schedules

     (iii)Exhibits:

        Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

SEC EXHIBIT
REFERENCE NO.                       DESCRIPTION

     1 Shareholder Rights Plan; filed as Exhibit 1 to the Company's Report on Form 8-A dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.

     3.1 Articles of Incorporation of the Company; filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

     3.2 Bylaws of the Company; filed as Exhibit 3.2 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

     4.1 Revolving Credit/Term Loan Agreement dated August , 1992, between the Company and NationsBank of Tennessee, purchaser of the Company's Series I Secured Note, Due June 30 1999, in the aggregate principal amount of $20,000,000; filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
            June 30, 1992, SEC File No. 2-7803, and incorporated herein by reference.

     4.2 Indenture of Mortgage, Deed of Trust, Assignment and Security Agreement dated as of September 1, 1976, among the Company, the New Orleans Bank for Cooperatives, John H. Farrelly, as trustee for the benefit of the New Orleans Bank for Cooperatives under certain deeds of trust, and Deposit Guaranty National Bank); filed as Exhibit B to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1976, SEC File No. 2-7803, and incorporated herein by reference.

     4.3 Sixteenth Supplemental Indenture dated as of June 30, 1994, between the Company and Deposit Guaranty National Bank.

     4.4 Fifteenth Supplemental Indenture and Amendment to Series I Revolving Credit/Term Loan Agreement dated as of June 17, 1994, between the Company and Deposit Guaranty National Bank.

     4.5 Fourteenth Supplemental Indenture dated as of June 17, 1994, between the Company and Deposit Guaranty National Bank.

     4.6 Thirteenth Supplemental Indenture dated as of July 16, 1993, between the Company and Deposit Guaranty National Bank; filed as
            Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 26, 1994, SEC File No. 2-7803, and incorporated herein by reference.

     4.7 Twelfth Supplemental Indenture dated as of August 6, 1992, between the Company and Deposit Guaranty National Bank; filed as
            Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File No. 2-7803, and incorporated herein by reference.

     4.8 Eleventh Supplemental Indenture dated as of July 16, 1990, between the Company and Deposit Guaranty National Bank, together with Exhibit A thereto, being an Agreement for Real Estate Purchase Option dated July 16, 1990, for the sale of the Company's Hardee County, Florida, property and underlying phosphate reserves; filed as Exhibit 4.2 to Amendment No. 1 of the Company's Report on Form 8 dated November 7, 1990, SEC File No. 2-7803, and incorporated herein by reference.

     4.9 Tenth Supplemental Indenture dated as of December 26, 1989, between the Company and Deposit Guaranty National Bank, together with Exhibit A thereto, being a Note Purchase Agreement dated as of December 26, 1989, between the Company and John Hancock Variable Life Insurance Company, purchaser of the Company's 9.97% Secured Notes, Series , Due 1999, in the aggregate principal amount of $6,000,000; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, SEC File
            No. 2-7803, and incorporated herein by reference.

     4.10 Ninth Supplemental Indenture dated as of February 23, 1988, between the Company and Deposit Guaranty National Bank; filed as
            Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, File No. 2-7803, and incorporated herein by reference.

     4.11 Eighth Supplemental Indenture dated as of May 15, 1983, between the Company and Deposit Guaranty National Bank; filed as Exhibit 4.1 to Post-Effective Amendment No. 3 to Registration Statement No. 2-71827 and incorporated herein by reference.

     4.12 Seventh Supplemental Indenture dated as of October 1, 1979, between the Company and Deposit Guaranty National Bank; filed as Exhibit 2 to Post-Effective Amendment No. 3 to Registration Statement No. 2-57390 and incorporated herein by reference.

     4.13 Sixth Supplemental Indenture dated as of September 1, 1979, between the Company and Deposit Guaranty National Bank, filed as Exhibit 3 to Post-Effective Amendment No. 3 to Registration Statement No. 2-57390 and incorporated herein by reference.

     4.14 Fifth Supplemental Indenture dated as of June 1, 1978, between the Company and Deposit Guaranty National Bank; filed as Exhibit 7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1979, SEC File No. 2-7803, and incorporated herein by reference.

     4.15 Fourth Supplemental Indenture dated as of May 1, 1978, between the Company and Deposit Guaranty National Bank; filed as Exhibit 9 to Post-Effective Amendment No. 2 to Registration Statement No. 2-57390 and incorporated herein by reference.

     4.16 Third Supplemental Indenture dated as of June 28, 1977, between the Company and Deposit Guaranty National Bank; filed as Exhibit 6 to Post-Effective Amendment No. 1 to Registration Statement No. 2-57390 and incorporated herein by reference.

     4.17 Second Supplemental Indenture dated as of September 30, 1976, among the Company, New Orleans Bank for Cooperatives, John H. Farrelly and Deposit Guaranty National Bank; filed as Exhibit 6 to Registration Statement No. 2-57390 and incorporated herein by reference.

     4.18 First Supplemental Indenture, dated as of September 7, 1976, among the Company, New Orleans Bank for Cooperatives, John H. Farrelly and Deposit Guaranty National Bank; filed as Exhibit 3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1976, SEC File No. 2-7803, and incorporated herein by reference.

     10.1 Mississippi Chemical Corporation 1994 Stock Incentive Plan; filed as Appendix A to the Company's 1995 Proxy Statement and incorporated herein by reference.

     10.2 Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Appendix B to the Company's 1995 Proxy Statement and incorporated herein by reference.

     10.3 Mississippi Chemical Corporation 1995 Restricted Stock Purchase Plan for Nonemployee Directors; filed as Appendix C to the Company's 1995 Proxy Statement and incorporated herein by reference.

     10.4 Purchase Agreement entered into as of September 15, 1994, by and between the Company and Air Products and Chemicals, Inc., for the sale and purchase of ammonium nitrate prills.1<F1>

     10.5 Amendment No. 1 to Purchase Agreement entered into as of May 31, 1995, by and between the Company and Air Products and Chemicals, Inc.

     10.6 Agreement effective as of October 1, 1991, entered into by the Company's subsidiary Mississippi Phosphates Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates Corporation; filed as Exhibit 10.1 to Amendment No. 1 to the Company's Report on Form 8 dated January 7, 1993, SEC File No. 2-7803, and incorporated herein by reference.

     10.7 Amendment of Agreement, effective as of August 1, 1994, to the Agreement entered into as of October 1, 1991, by the Company's subsidiary Mississippi Phosphates Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates Corporation.

[FN]
    1
<F1>   Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraph 1.5, paragraph 6.1, paragraph 11.1; Exhibit A and Exhibit F of the Purchase Agreement, and an application for confidential treatment has been filed separately with the Commission.

     10.8 Amendment of Agreement, effective as of July 1, 1993, to the Agreement entered into as of October 1, 1991, by the Company's subsidiary Mississippi Phosphates Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates Corporation; filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.

     10.9 Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 2-7803, and incorporated herein by reference.

     10.10 Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock.2<F2>

     10.11 Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock.3<F3>

[FN]
    2
<F2>  Pursuant to the Securities Exchange Act of 1934, Rule 24b-2,  confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.

    3
<F3> Pursuant to the Securities Exchange  Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragra ph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.

     10.12 Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock.4<F4>

     10.13 Gas Sales Agreement entered into by the Company and Sonat Marketing Company as of July 13, 1995, for the sale and purchase of natural gas.5<F5>

     10.14 Triad Chemical Joint Venture Agreement; filed as Exhibit G1 to Post-Effective Amendment No. 6 to Registration Statement No. 2-25041 and incorporated herein by reference.

     10.15 Amendment to Joint Venture Agreement entered into by the Company and First Mississippi Corporation effective as of May 28, 1993; filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.

     10.16 Products Withdrawal Agreement dated June 3, 1968, between First Mississippi Corporation and MisCoa covering withdrawal of product from Triad Chemical; filed as Exhibit H to Post-Effective Amendment No. 7 to Registration Statement No. 2-25041 and incorporated herein by reference.

     10.17 Amendment to Products Withdrawal Agreement entered into by the Company and First Mississippi Corporation effective as of May 28, 1993; filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.
[FN]
    4
<F4>  Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1 and an application for confidential treatment has been filed separately with the Commission.

    5
<F5>  Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Article IV, Price, and an application for confidential treatment has been filed separately with the Commission.

     10.18 Agreement for Real Estate Purchase Option dated July 16, 1990, for the sale of the Company's Hardee County, Florida, property and underlying phosphate reserves; filed as an exhibit to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, SEC File No. 2-7803, and incorporated herein by reference.

     13     Excerpts from the Company's 1995 Annual Report to Shareholders.

     21     List of subsidiaries of the Company.

     23     Consent of Arthur Andersen LLP.

     27     Financial Data Schedule.

(b)   REPORTS ON FORM 8-K:

      No reports were filed on Form 8-K during the three months ended June 30, 1995.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MISSISSIPPI CHEMICAL CORPORATION

                         By: /s/ Charles O. Dunn
                             President
                             Principal Executive Officer

                         By: /s/ William F. Hawkins
                             Senior Vice President-Finance and Administration Principal Financial Officer and Chief Accounting Officer

Date:     September 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                          DATE

/s/ Charles O. Dunn       Director,                      September 28, 1995
                          President and Chief Executive
                          Officer
                          (principal executive officer)

/s/ Coley L. Bailey       Director, Chairman of the      September 28, 1995
                          Board

/s/ John Sharp Howie      Director, Vice Chairman of     September 28, 1995
                          the Board

/s/ John W. Anderson      Director                       September 28, 1995

/s/ Frank R. Burnside,    Director                       September 28, 1995
    Jr.

/s/ Robert P. Dixon       Director                       September 28, 1995

/s/ W. R. Dyess           Director                       September 28, 1995

/s/ Woods E. Eastland     Director                       September 28, 1995

/s/ G. David Jobe         Director                       September 28, 1995

/s/ George D. Penick, Jr. Director                       September 28, 1995

/s/ David M. Ratcliffe    Director                       September 28, 1995

/s/ Wayne Thames          Director                       September 28, 1995


                        MISSISSIPPI CHEMICAL CORPORATION

                                 EXHIBIT INDEX
                                       TO
                                   FORM 10-K


EXHIBIT                                                                PAGE
NUMBER                           DESCRIPTION                          NUMBER


1         Shareholder Rights Plan; filed as Exhibit 1 to the
          Company's Report on Form 8-A dated August 15, 1994, SEC
          File No. 2-7803, and incorporated herein by reference.

3.1       Articles of Incorporation of the Company; filed as
          Exhibit 3.1 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

3.2 Bylaws of the Company; filed as Exhibit 3.2 to the Company's Amendment No. 1 to Form S-1 Registration
          Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

4.1 Revolving Credit/Term Loan Agreement dated August 6, 1992, between the Company and NationsBank of Tennessee, purchaser of the Company's Series I Secured Note, Due
          June 30 1999, in the aggregate principal amount of $20,000,000; filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File No. 2-7803, and incorporated herein by reference.

4.2 Indenture of Mortgage, Deed of Trust, Assignment and Security Agreement dated as of September 1, 1976, among the Company, the New Orleans Bank for Cooperatives,
          John H. Farrelly, as trustee for the benefit of the New Orleans Bank for Cooperatives under certain deeds of trust, and Deposit Guaranty National Bank); filed as Exhibit B to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1976, SEC File No. 2-7803, and incorporated herein by reference.

4.3       Sixteenth Supplemental Indenture dated as of June 30,        [  ]
          1994, between the Company and Deposit Guaranty National
          Bank.

4.4       Fifteenth Supplemental Indenture and Amendment to            [  ]
          Series I Revolving Credit/Term Loan Agreement dated as of
          June 17, 1994, between the Company and Deposit Guaranty
          National Bank.

4.5       Fourteenth Supplemental Indenture dated as of June 17,       [  ]
          1994, between the Company and Deposit Guaranty National
          Bank.

4.6 Thirteenth Supplemental Indenture dated as of July 16, 1993, between the Company and Deposit Guaranty National Bank; filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 26, 1994, SEC File
          No. 2-7803, and incorporated herein by reference.

4.7 Twelfth Supplemental Indenture dated as of August 6, 1992, between the Company and Deposit Guaranty National Bank; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File No. 2-7803, and incorporated herein by reference.

4.8 Eleventh Supplemental Indenture dated as of July 16, 1990, between the Company and Deposit Guaranty National Bank, together with Exhibit A thereto, being an Agreement for Real Estate Purchase Option dated July 16, 1990, for the sale of the Company's Hardee County, Florida, property and underlying phosphate reserves; filed as
          Exhibit 4.2 to Amendment No. 1 of the Company's Report on Form 8 dated November 7, 1990, SEC File No. 2-7803, and incorporated herein by reference.

4.9 Tenth Supplemental Indenture dated as of December 26, 1989, between the Company and Deposit Guaranty National Bank, together with Exhibit A thereto, being a Note Purchase Agreement dated as of December 26, 1989, between the Company and John Hancock Variable Life Insurance Company, purchaser of the Company's 9.97% Secured Notes, Series , Due 1999, in the aggregate principal amount of $6,000,000; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, SEC File No. 2-7803, and incorporated herein by reference.

4.10 Ninth Supplemental Indenture dated as of February 23, 1988, between the Company and Deposit Guaranty National Bank; filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, File No. 2-7803, and incorporated herein by reference.

4.11 Eighth Supplemental Indenture dated as of May 15, 1983, between the Company and Deposit Guaranty National Bank; filed as Exhibit 4.1 to Post-Effective Amendment No. 3 to Registration Statement No. 2-71827 and incorporated herein by reference.

4.12      Seventh Supplemental Indenture dated as of October 1,
          1979, between the Company and Deposit Guaranty National
          Bank; filed as Exhibit 2 to Post-Effective Amendment
          No. 3 to Registration Statement No. 2-57390 and incorporated herein by reference.

4.13      Sixth Supplemental Indenture dated as of September 1,
          1979, between the Company and Deposit Guaranty National
          Bank, filed as Exhibit 3 to Post-Effective Amendment
          No. 3 to Registration Statement No. 2-57390 and incorporated herein by reference.

4.14 Fifth Supplemental Indenture dated as of June 1, 1978, between the Company and Deposit Guaranty National Bank; filed as Exhibit 7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1979, SEC File No. 2-7803, and incorporated herein by reference.

4.15 Fourth Supplemental Indenture dated as of May 1, 1978, between the Company and Deposit Guaranty National Bank; filed as Exhibit 9 to Post-Effective Amendment No. 2 to Registration Statement No. 2-57390 and incorporated herein by reference.

4.16 Third Supplemental Indenture dated as of June 28, 1977, between the Company and Deposit Guaranty National Bank; filed as Exhibit 6 to Post-Effective Amendment No. 1 to Registration Statement No. 2-57390 and incorporated herein by reference.

4.17      Second Supplemental Indenture dated as of September 30,
          1976, among the Company, New Orleans Bank for
          Cooperatives, John H. Farrelly and Deposit Guaranty
          National Bank; filed as Exhibit 6 to Registration
          Statement No. 2-57390 and incorporated herein by reference.

4.18 First Supplemental Indenture, dated as of September 7, 1976, among the Company, New Orleans Bank for Cooperatives, John H. Farrelly and Deposit Guaranty National Bank; filed as Exhibit 3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1976, SEC File No. 2-7803, and incorporated herein by reference.

10.1      Mississippi Chemical Corporation 1994 Stock Incentive
          Plan; filed as Appendix A to the Company's 1995 Proxy
          Statement and incorporated herein by reference.

10.2 Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Appendix B to the Company's 1995 Proxy Statement and incorporated herein by reference.

10.3      Mississippi Chemical Corporation 1995 Restricted Stock
          Purchase Plan for Nonemployee Directors; filed as
          Appendix C to the Company's 1995 Proxy Statement and incorporated herein by reference.

10.4      Purchase Agreement entered into as of September 15, 1994,    [  ]
          by and between the Company and Air Products and
          Chemicals, Inc., for the sale and purchase of ammonium
          nitrate prills.6<F6>
[FN]
    6
<F6>   Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraph 1.5, paragraph 6.1, paragraph 11.1; Exhibit A and Exhibit F of the Purchase Agreement, and a n application for confidential treatment has been filed separately with the Commission.

10.5      Amendment No. 1 to Purchase Agreement entered into as of     [  ]
          May 31, 1995, by and between the Company and Air Products and Chemicals, Inc.

10.6 Agreement effective as of October 1, 1991, entered into by the Company's subsidiary Mississippi Phosphates Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates Corporation; filed as Exhibit 10.1 to Amendment No. 1 to the Company's Report on Form 8 dated January 7, 1993, SEC File No. 2-7803, and incorporated herein by reference.

10.7      Amendment of Agreement, effective as of August 1, 1994,      [  ]
          to the Agreement entered into as of October 1, 1991, by the Company's subsidiary Mississippi Phosphates
          Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates Corporation.

10.8 Amendment of Agreement, effective as of July 1, 1993, to the Agreement entered into as of October 1, 1991, by the Company's subsidiary Mississippi Phosphates Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates Corporation; filed as
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.

10.9 Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as
          Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 2-7803, and incorporated herein by reference.

10.10     Amendment No. 3, effective as of January 1, 1995, to the     [  ]
          Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock.7<F7>

10.11     Amendment No. 2, effective as of July 1, 1993, to the        [  ]
          Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock.8<F8>

[FN]
    7
<F7>  Pursuant to the Securities Exchange Act of 1934, Rule 24b-2,  confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.

    8
<F8> Pursuant to the Securities Exchange  Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.

10.12     Amendment No. 1, effective as of July 1, 1992, to the        [  ]
          Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock.9<F9>

10.13     Gas Sales Agreement entered into by the Company and Sonat    [  ]
          Marketing Company as of July 13, 1995, for the sale and purchase of natural gas.10<F10>

10.14     Triad Chemical Joint Venture Agreement; filed as
          Exhibit G1 to Post-Effective Amendment No. 6 to
          Registration Statement No. 2-25041 and incorporated herein by reference.

10.15 Amendment to Joint Venture Agreement entered into by the Company and First Mississippi Corporation effective as of May 28, 1993; filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
          June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.

[FN]
    9
<F9>  Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1 and an application for confidential treatment has been filed separately with the Commission.

    10
<F10>  Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Article IV, Price, and an application for confidential treatment has been filed separately with the Commission.

10.16 Products Withdrawal Agreement dated June 3, 1968, between First Mississippi Corporation and MisCoa covering withdrawal of product from Triad Chemical; filed as Exhibit H to Post-Effective Amendment No. 7 to
          Registration Statement No. 2-25041 and incorporated herein by reference.

10.17 Amendment to Products Withdrawal Agreement entered into by the Company and First Mississippi Corporation effective as of May 28, 1993; filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.

10.18 Agreement for Real Estate Purchase Option dated July 16, 1990, for the sale of the Company's Hardee County, Florida, property and underlying phosphate reserves; filed as an exhibit to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, SEC File No. 2-7803, and incorporated herein by reference.

13        Excerpts from the Company's 1995 Annual Report to            [  ]
          Shareholders.

21        List of subsidiaries of the Company.                         [  ]

23        Consent of Arthur Andersen LLP.                              [  ]

27        Financial Data Schedule.