Form 10-Q
period 1995-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1995-10-17
CIK 66895

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

              For Quarter Ended September 30, 1995


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

              For Quarter Ended September 30, 1995
                  Commission File Number 2-7803


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Number of Shares

          Common Stock, $0.01 par value           22,148,450

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                              INDEX

                                                             Page
                                                           Number

PART I.   FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income                     3
               Three months ended September 30,
               1995 and 1994

          Consolidated Balance Sheets                           4
               September 30, 1995 and June 30, 1995

          Consolidated Statements of Shareholders' Equity       5
               Fiscal Year Ended June 30, 1995
               and Three months ended
               September 30, 1995

          Consolidated Statements of Cash Flows                 6
               Three months ended September 30,
               1995 and 1994

          Notes to Consolidated Financial Statements        7 - 8


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                   9 - 12



PART II.  OTHER INFORMATION:

     Item 6(a).     Exhibits                                   13

     Item 6(b).     Reports on Form 8-K                        13

     Signatures                                                13

                    MISSISSIPPI CHEMICAL CORPORATION
                           AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME


                                       Three months ended
                                         September 30,
                                     ---------------------
                                       1995         1994
                                     --------     --------
                                     (Dollars in thousands)

     Net sales                       $ 96,570     $ 72,751

     Operating expenses:
       Cost of products sold           66,802       51,415
       Selling                          6,863        5,630
       General and administrative       6,020        4,830
                                     --------     --------
                                       79,685       61,875
                                     --------     --------
     Operating income                  16,885       10,876

     Other (expense) income:
       Interest, net                       55         (800)
       Other                               14         (437)
                                     --------     --------

     Income before income taxes        16,954        9,639

     Income tax expense                 7,250        3,863
                                     --------    ---------
     Net income                      $  9,704    $   5,776
                                     ========    =========
     Earnings per share
       (see Note 2)                  $   0.43    $    0.27
                                     ========    =========



   The accompanying notes are an integral part of these financial statements.

        MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                    September 30,   June 30,
                                         1995         1995
                                    ------------    ---------
                                     (Dollars in thousands)
     Current assets:
        Cash and cash equivalents     $ 32,031       $ 29,617
        Accounts receivable             36,182         30,424
        Inventories:
           Finished products            16,074         19,817
           Raw materials and supplies    8,169          6,740
           Replacement parts            23,356         23,758
                                      --------      ---------
               Total inventories        47,599         50,315

         Prepaid expenses and other
           current assets                4,464          3,012
         Deferred income taxes           2,188          1,929
                                      --------       --------
               Total current assets    122,464        115,297

     Investments and other assets:
       Investments                       4,319          4,087
       Other                             9,415         10,275
                                      --------       --------
               Total investments and
                 other assets           13,734         14,362

     Properties held for sale           52,919         52,919

     Property, plant and equipment,
       at cost                         391,437        384,331
         Less accumulated depreciation,
           depletion and
           amortization               (268,774)      (264,694)
                                      --------       --------
     Net property, plant and
       equipment                       122,663        119,637
                                      --------       --------
                                      $311,780       $302,215
                                      ========       ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Long-term debt due within
         one year                     $    175       $    775
       Accounts payable                 40,539         31,520
       Accrued liabilities               7,123          8,799
       Income tax payable                6,176          3,413
                                      --------       --------
               Total current
                 liabilities            54,013         44,507

     Long-term debt                         34          2,478

     Other long-term liabilities and
       deferred credits                 17,640         15,167

     Deferred income taxes              13,877         12,756

     Shareholders' equity              226,216        227,307
                                      --------       --------
                                      $311,780       $302,215
                                      ========       ========

   The accompanying notes are an integral part of these financial statements.


                                    MISSISSIPPI CHEMICAL CORPORATION
                                          AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         SEPTEMBER 30, 1995

(Dollars in thousands)

               Cooperative        Additional Capital Retained
                 Common    Common  Paid-In   Equity  Earnings  Treasury
                 Stock     Stock   Capital   Credits (Deficit)   Stock    Total
               ----------- ------ ---------- -------  -------- --------   -----
Balances,
  July 1, 1994 $28,392    $   -   $66,848   $62,352  $(14,636)  $    -  $142,956
    Conversion
      of
      cooperative
      stock    (26,375)     155    26,220         -         -        -         -
    Conversion
      of capital
      equity
      credits and
      allocated
      surplus
      accounts       -       41    42,723   (62,352)   19,588        -         -
    Redemptions (2,017)      (1)   (4,095)        -         -        -   (6,113)
               -------    -----   -------   -------   -------  -------  --------
      Subtotal      -       195   131,696         -     4,952        -   136,843

    Stock issued    -        34    46,636         -         -        -    46,670
    Cash dividends
      paid          -         -         -         -    (3,662)       -   (3,662)
    Net income      -         -         -         -    52,230        -    52,230
    Treasury stock
      purchased     -         -         -         -         -   (4,774)  (4,774)
              -------    ------  --------   -------   -------  -------  --------
Balances,
  June 30,
    1995            -       229   178,332         -   53,520   (4,774)  227,307
    Net income      -         -         -         -    9,704        -     9,704
    Cash dividends
      paid          -         -         -         -   (1,776)       -    (1,776)
    Shares
      reissued      -         -        32         -        -       82       114
    Treasury
      stock
      purchased     -         -         -         -        -   (9,133)   (9,133)
              -------    ------  --------   -------  ------- --------  --------
Balances,
  September
    30, 1995  $     -    $  229  $178,364   $     -  $61,448 $(13,825) $226,216
              =======    ======  ========   =======  ======= ========  ========

The accompanying notes are an integral part of these financial statements.

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Three months ended
                                                September 30,
                                           --------------------
                                              1995       1994
                                           --------   ---------
                                           (Dollars in thousands)
Cash flows from operating activities:
  Net income                               $  9,704   $  5,776
  Reconciliation of net income to net cash
    provided by operating activities:
      Net change in operating assets and
        liabilities                           5,776     (7,978)
      Depreciation, depletion and
        amortization                          4,145      3,921
      Deferred income taxes                     862      3,608
      Other                                     627       (213)
                                           --------   --------
Net cash provided by operating activities    21,114      5,114

Cash flows from investing activities:
  Purchase of property, plant and equipment  (6,355)    (2,819)
  Proceeds received from option               2,000      3,000
  Payments for newsprint contract obligations     -     (8,751)
  Other                                        (394)       265
                                           --------   --------
Net cash used by investing activities        (4,749)    (8,305)

Cash flows from financing activities:
  Debt payments                              (3,042)   (91,643)
  Debt proceeds                                   -     54,625
  Purchase of treasury stock                 (9,133)         -
  Cash dividends paid                        (1,776)         -
  Issuance of common stock                        -     47,401
  Conversion of common stock                      -     (4,487)
                                           --------   --------
Net cash (used) provided by financing
   activities                               (13,951)     5,896
                                           --------   --------
Net increase in cash and cash equivalents     2,414      2,705

Cash and cash equivalents -
  beginning of period                        29,617     23,219
                                           --------   --------
Cash and cash equivalents -
  end of period                            $ 32,031   $ 25,924
                                           ========   ========

   The accompanying notes are an integral part of these financial statements.

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended September 30, 1995 and 1994, the Company's financial position at September 30, 1995 and June 30, 1995, the cash flows for the three-month periods ended September 30, 1995 and 1994, and the consolidated statements of shareholders' equity as of September 30, 1995. These adjustments are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1995, audited financial statements.

     Due to the seasonal nature of the Company's business, the results for the first quarter of 1995 are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:
                                 September 30,  September 30,
                                     1995           1994
                                 ------------   -------------
Common shares outstanding,
  net of treasury shares           22,285,802     21,106,717
Common stock equivalents for
  employee stock options               63,182         18,469
                                   ----------     ----------
                                   22,348,984     21,125,186
                                   ==========     ==========

     In July 1995, the Company's board of directors declared a regular quarterly cash dividend of $.08 per common share outstanding. This dividend was paid on August 18, 1995, to shareholders of record as of August 1, 1995.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires. These properties are classified as property held for sale at September 30, 1995 and June 30, 1995.


     In December 1994, the Company signed a letter of intent with Farmland Industries, Inc. to enter into a 50-50 joint venture to construct and operate a 2,000 short-ton-per-day anhydrous ammonia plant to be located in Trinidad. The project is expected to cost approximately $330 million. Startup of the facility is scheduled for 1998. The Company intends to use the majority of its portion of the production from the new facility, expected to be in excess of 350,000 tons per year, primarily as a raw material for upgrading into finished fertilizer products at its existing facilities.

     At September 30, 1995, the Company had outstanding commitments to various customers for the sale of approximately 340,000 tons of nitrogen solutions. These customers have prepaid for this tonnage, and at September 30, the Company had recorded on its balance sheet a liability related to these commitments.


NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE

     Effective July 1, 1995, the Company changed its method of depreciating newly acquired long-lived assets from the declining balance method to the straight line method. This change in accounting principle did not have a material effect on the Company's financial statements for the quarter ended September 30, 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1995.

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

     The Company's results of operations for the quarter ended September 30, 1995, were favorably impacted by increased sales volumes for nitrogen fertilizers due to strong fall demand and a carryover effect caused by slow product movement resulting from adverse weather conditions in May and June of 1995. Also during the quarter, the current favorable worldwide supply/demand balance for nitrogen and DAP fertilizers caused sales prices to increase. This favorable balance is expected to continue through the current fiscal year.

     In May 1995, the Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of September 30, 1995, the Company had repurchased 755,000 shares pursuant to that authorization.

RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:
                                      Quarter Ended
                                      September 30,
                                  ----------------------
                                   1995          1994
                                  -------      -------
                                     (in thousands)
Net Sales:
   Nitrogen                       $55,763     $39,322
   DAP                             32,456      27,352
   Potash                           6,980       5,692
   Other                            1,371         385
                                  -------     -------
       Net Sales                  $96,570     $72,751
                                  =======     =======

                                      Quarter Ended
                                      September 30,
                                  --------------------
                                    1995         1994
                                  -------       ------
                                     (in thousands)
Tons Sold:
   Nitrogen                           419         340
   DAP                                190         182
   Potash                             102          78

                                      Quarter Ended
                                      September 30,
                                   --------------------
                                     1995         1994
                                   -------       ------
Average Price Per Ton:
   Nitrogen                         $ 133       $ 116
   DAP                              $ 171       $ 150
   Potash                           $  68       $  73


     NET SALES. Net sales increased 32.7% from $72.8 million for the quarter ended September 30, 1994, to $96.6 million for the quarter ended September 30, 1995, primarily as a result of increased sales volumes for nitrogen fertilizers and potash and higher sales prices for nitrogen fertilizers and DAP. Nitrogen fertilizer sales increased 41.8% as a result of a 23.2% increase in tons sold and a 15.1% increase in the average price per ton. Sales of DAP increased 18.7% as a result of a 4.0% increase in tons sold and a 14.1% increase in the average price per ton. Potash sales increased 22.6% as a result of a 31.5% increase in tons sold offset by a 6.8% decrease in the average price per ton.

     COST OF PRODUCTS SOLD. Cost of products sold increased from $51.4 million for the quarter ended September 30, 1994, to $66.8 million for the quarter ended September 30, 1995. As a percentage of net sales, cost of products sold decreased from 70.7% to 69.2%. This decrease, as a percentage of net sales, reflects increased sales prices for nitrogen and DAP products partially offset by an increase in the cost per ton of DAP and nitrogen fertilizers. Nitrogen fertilizer cost per ton increased due to increased purchases of ammonia and urea, higher maintenance and labor costs, partially offset by lower prices paid for natural gas during the current year quarter. Maintenance and labor costs were higher in the current quarter due to the Company's biennial maintenance turnaround at its Yazoo City facility which began in late September. DAP costs per ton increased as a result of higher raw material costs, primarily phosphate rock. Phosphate rock costs increased due to the Company's phosphate rock supply contract which bases the price of phosphate rock on the phosphate rock costs incurred by certain domestic phosphate producers and the financial performance of the Company's phosphate operations. Potash costs per ton did not change significantly for the quarter ended September 30, 1995.

     SELLING EXPENSES. Selling expenses increased from $5.6 million for the quarter ended September 30, 1994, to $6.9 million for the quarter ended September 30, 1995, reflecting higher sales volumes. As a percentage of net sales, selling expenses decreased from 7.7% to 7.1%. Factors causing this decrease were increased sales prices for nitrogen and DAP products partially offset by higher delivery and storage costs during the current quarter due to the Company shipping more of its nitrogen products from its outlying storage facilities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $4.8 million for the quarter ended September 30, 1994, to $6.0 million for the quarter ended September 30, 1995. This increase was primarily the result of increased employee incentives related to income levels, an increase in reserves for uncollectible accounts and a decrease in service fees received from a former subsidiary which reduced the Company's general and administrative expenses in the prior year. As a percentage of net sales, general and administrative expenses decreased from 6.6% for the quarter ended September 30, 1994 to 6.2% for the quarter ended September 30, 1995.

     OPERATING INCOME. As a result of the above factors, operating income increased from $10.9 million for the quarter ended September 30, 1994, to $16.9 million for the quarter ended September 30, 1995, a 55.3% increase.

     INTEREST, NET. Net interest income for the quarter ended September 30, 1995, was $55,000 compared to interest expense of $800,000 for the quarter ended September 30, 1994. This change is primarily the reflection of lower interest expense incurred during the current quarter resulting from lower levels of borrowings. The Company repaid most of its debt during the prior fiscal year from the proceeds of an initial stock offering in August 1994. The Company also experienced higher interest income during the current quarter due to increased levels of investments and higher rates earned on these investments.

     INCOME TAX EXPENSE. Income tax expense increased from $3.9 million for the quarter ended September 30, 1994, to $7.3 million for the quarter ended September 30, 1995, reflecting higher earnings during the current year quarter.

     NET INCOME. As a result of the foregoing, net income increased from $5.8 million for the quarter ended September 30, 1994, to $9.7 million for the quarter ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had cash and cash equivalents of $32.0 million, compared to $29.6 million at June 30, 1995, an increase of $2.4 million.

     OPERATING ACTIVITIES. For the quarters ended September 30, 1995 and 1994, net cash provided by operating activities was $21.1 million and $5.1 million, respectively.

     INVESTING ACTIVITIES. Net cash used by investing activities was $4.7 million for the quarter ended September 30, 1995, and $8.3 million for the quarter ended September 30, 1994, primarily reflecting capital expenditures in those periods partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties. The prior year quarter also includes an $8.8 million payment made to a former subsidiary to terminate a newsprint purchase contract.

     Capital expenditures were $6.4 million during the quarter ended September 30, 1995. These expenditures were for improvements and modifications to the Company's facilities.

     FINANCING ACTIVITIES. Net cash used by financing activities was $14.0 million for the quarter ended September 30, 1995, and net cash provided by financing activities was $5.9 million for the quarter ended September 30, 1994.
 During the current quarter, the amounts used by financing activities included $9.1 million for the purchase of treasury stock and $1.8 million in cash dividends. The Company also paid $3.0 million in debt payments which included $2.4 million in prepayments.

     During the prior year quarter, the amounts provided by financing activities included $47.4 million proceeds received from a stock offering in August 1994. These proceeds were subsequently used to prepay a portion of the Company's long-term debt. Also during the prior year quarter, the Company paid $4.5 million to its shareholders related to the reorganization of the Company.

     The Company and its subsidiaries have commitments from various banks for short-term borrowings up to $20.0 million, which includes $15.0 million from NationsBank Corporation. At September 30, 1995, there were no short-term borrowings outstanding on these commitments. At September 30, 1994, the Company had short-term borrowings outstanding of $7.8 million.

     In addition to its short-term lines, the Company also has a $50.0 million long-term revolving credit facility with NationsBank Corporation that bears interest at the prime rate or for fixed periods at interest rates related to the London Interbank Offered Rates or U.S. Treasury notes. At September 30, 1995, there was no balance outstanding on this facility. The amounts borrowed under the Company's credit lines vary based on the Company's seasonal requirements. The Company had no outstanding borrowings under either the short-term line or the revolving credit facility during the quarter ended September 30, 1995.

     The Company believes that existing cash, cash generated from operations and available lines of credit will be sufficient to satisfy its financing needs for the foreseeable future.

                   PART II - OTHER INFORMATION


Item 6(a).     EXHIBITS.

     Exhibits filed as part of this report are listed below.

          SEC Exhibit
          Reference No.  Description

               18 Letter dated October 16, 1995 from Arthur Andersen LLP regarding change in accounting principles.

               27        Financial Data Schedule.


Item 6(b).  REPORTS ON FORM 8-K.

     No reports on Form 8-K have been filed during the quarter for which this report is filed.



                           SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MISSISSIPPI CHEMICAL CORPORATION



Date: October 17, 1995        /s/ William F. Hawkins
                              --------------------------------
                              William F. Hawkins
                              Senior Vice President - Finance
                              and Administration



Date: October 17, 1995        /s/ Rosalyn B. Glascoe
                              --------------------------------
                              Rosalyn B. Glascoe
                              Corporate Secretary