Form 10-Q
period 1995-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1996-01-17
CIK 66895

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

               For Quarter Ended December 31, 1995


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

               For Quarter Ended December 31, 1995
                  Commission File Number 2-7803


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Number of Shares

          Common Stock, $0.01 par value           22,133,450

(PAGE>

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                              INDEX


                                                                  Page
                                                                 Number

PART I.   FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

               Consolidated Statements of Income                      3
               Three months ended December 31,
               1995 and 1994, and Six months ended
               December 31, 1995 and 1994

               Consolidated Balance Sheets                            4
               December 31, 1995 and June 30, 1995

               Consolidated Statements of Shareholders' Equity        5
               Fiscal Year Ended June 30, 1995
               and Six months ended December 31, 1995

               Consolidated Statements of Cash Flows                  6
               Six months ended December 31,
               1995 and 1994

               Notes to Consolidated Financial Statements        7 -  8


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                         9 - 13



PART II.  OTHER INFORMATION:

     Item 1.   Legal Proceedings                                     14

     Item 4.   Submission of Matters to a Vote of
               Securities Holders                               14 - 15

     Item 6.   Exhibits and Reports on Form 8-K                      15

     Signatures                                                      15

                       MISSISSIPPI CHEMICAL CORPORATION
                              AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                               Three months ended      Six months ended
                                   December 31,          December 31,
                              -------------------     ------------------
                                1995       1994         1995      1994
                              -------    --------     --------  --------
                                 (In thousands, except per share data)

     Net sales               $ 99,857    $ 83,713    $196,427   $156,464

     Operating expenses:
       Cost of products sold   69,607      55,055     136,409    106,470
       Selling                  6,138       6,399      13,001     12,029
       General and
         administrative         5,712       6,130      11,732     10,960
                             --------    --------    --------   --------
                               81,457      67,584     161,142    129,459
                             --------    --------    --------   --------
     Operating income          18,400      16,129      35,285     27,005

     Other (expense) income:
       Interest, net              701         251         756       (549)
       Other                      539         467         553         30
                             --------    --------    --------   --------

     Income before income
       taxes                   19,640      16,847      36,594     26,486
     Income tax expense         7,766       6,408      15,016     10,271
                             --------    --------    --------   --------
     Net income              $ 11,874    $ 10,439    $ 21,578   $ 16,215
                             ========    ========    ========   ========

     Earnings per share
     (see Note 2)            $   0.53    $   0.46    $   0.97   $   0.74
                             ========    ========    ========   ========

    The accompanying notes are an integral part of these financial statements.

        MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                      December 31,    June 30,
                                         1995           1995
                                      -----------     --------
                                       (Dollars in thousands)
     Current assets:
        Cash and cash equivalents     $ 45,998       $ 29,617
        Accounts receivable             30,772         30,424
        Inventories:
           Finished products            16,795         19,817
           Raw materials and supplies    7,117          6,740
           Replacement parts            23,587         23,758
                                      --------      ---------
               Total inventories        47,499         50,315

         Prepaid expenses and other
           current assets                4,726          3,012
         Deferred income taxes           2,374          1,929
                                      --------       --------
               Total current assets    131,369        115,297

     Investments and other assets:
       Investments                       4,418          4,087
       Other                             9,941         10,275
                                      --------       --------
               Total investments and
                 other assets           14,359         14,362

     Properties held for sale           52,919         52,919

     Property, plant and equipment,
       at cost                         394,558        384,331
        Less accumulated depreciation,
          depletion and amortization  (272,989)      (264,694)
                                      --------       --------
     Net property, plant and equipment 121,569        119,637
                                      --------       --------
                                      $320,216       $302,215
                                      ========       ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Long-term debt due within
         one year                     $    165       $    775
       Accounts payable                 42,905         31,520
       Accrued liabilities               6,609          8,799
       Income tax payable                2,622          3,413
                                      --------       --------
               Total current
                 liabilities            52,301         44,507

     Long-term debt                       -             2,478

     Other long-term liabilities and
       deferred credits                 17,839         15,167

     Deferred income taxes              14,073         12,756

     Shareholders' equity              236,003        227,307
                                      --------       --------
                                      $320,216       $302,215
                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               DECEMBER 31, 1995

                         Cooperative         Additional Capital Retained
                            Common    Common  Paid-In   Equity  Earnings  Treasury
                            Stock     Stock   Capital   Credits (Deficit)  Stock    Total
                         ----------- ------ ----------  ------- --------  --------  -----
(Dollars in thousands)
Balances,
  July 1, 1994             $28,392   $   -    $66,848   $62,352 $(14,636) $      -  $142,956
        Conversion of
          cooperative
          stock            (26,375)    155     26,220         -        -         -         -
        Conversion of
          capital equity
          credits and
          allocated
          surplus
          accounts               -      41     42,723   (62,352)  19,588         -         -
        Redemptions         (2,017)     (1)    (4,095)        -        -         -    (6,113)
                           -------   -----    -------   -------  -------  --------  --------
          Subtotal               -     195    131,696         -    4,952         -   136,843

        Stock issued             -      34     46,636         -        -         -    46,670
        Cash dividends
          paid                   -       -          -         -   (3,662)        -    (3,662)
        Net income               -       -          -         -   52,230         -    52,230
        Treasury stock
          purchased              -       -          -         -        -    (4,774)   (4,774)
                           -------  ------   --------   -------  -------  --------  --------
Balances,
  June 30, 1995                  -     229    178,332         -   53,520    (4,774)  227,307
        Net income               -       -          -         -   21,578         -    21,578
        Cash dividends
          paid                   -       -          -         -   (3,547)        -    (3,547)
        Shares reissued          -       -         32         -        -        82       114
        Treasury stock
          purchased              -       -          -         -        -    (9,449)   (9,449)
                           -------  ------   --------   -------  -------  --------  --------
Balances,
  December 31, 1995        $     -  $  229   $178,364   $     -  $71,551  $(14,141) $236,003
                           =======  ======   ========   =======  =======  ========  ========

   The accompanying notes are an integral part of these financial statements.

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six months ended
                                                December 31,
                                           ----------------------
                                              1995        1994
                                           --------     ---------
                                           (Dollars in thousands)
Cash flows from operating activities:
  Net income                               $ 21,578   $ 16,215
  Reconciliation of net income to net cash
    provided by operating activities:
      Net change in operating assets and
        liabilities                           9,490      1,500
      Depreciation, depletion and
        amortization                          8,662      7,914
      Deferred income taxes                     872      4,053
      Other                                     208       (421)
                                           --------   --------
Net cash provided by operating activities    40,810     29,261

Cash flows from investing activities:
  Purchase of property, plant and equipment  (9,769)    (6,704)
  Proceeds received from option               2,000      3,000
  Payments for newsprint contract obligations    -      (8,751)
  Other                                        (578)       756
                                           --------   --------
Net cash used by investing activities        (8,347)   (11,699)

Cash flows from financing activities:
  Debt payments                              (3,086)  (103,231)
  Debt proceeds                                   -     54,625
  Purchase of treasury stock                 (9,449)         -
  Cash dividends paid                        (3,547)         -
  Payment of cash patronage                       -    (14,756)
  Proceeds from issuance of common stock          -     47,401
  Conversion of common stock                      -     (5,305)
                                           --------   --------
Net cash used by financing activities       (16,082)   (21,266)
                                           --------   --------
Net increase (decrease) in cash
  and cash equivalents                       16,381     (3,704)

Cash and cash equivalents -
  beginning of period                        29,617     23,219
                                           --------   --------
Cash and cash equivalents -
  end of period                            $ 45,998   $ 19,515
                                           ========   ========

   The accompanying notes are an integral part of these financial statements.

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Statements

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the six-month periods ended December 31, 1995 and 1994, the Company's financial position at December 31, 1995 and June 30, 1995, the cash flows for the six-month periods ended December 31, 1995 and 1994, and the consolidated statements of shareholders' equity as of December 31, 1995. These adjustments are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1995, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended December 31, 1995, are not necessarily indicative of the operating results for the full fiscal year.

Note 2 - Earnings Per Share

     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:

                       Three months ended          Six months ended
                          December 31,               December 31,
                       1995         1994          1995         1994
                    -----------  ----------    -----------  -----------
Common shares
 outstanding,
  net of treasury
  shares            22,137,200   22,897,496    22,220,508   21,898,384
Common stock
 equivalents for
  employee stock
  options               72,657       22,065        68,087       20,557
                    ----------   ----------    ----------   ----------
                    22,209,857   22,919,561    22,288,595   21,918,941
                    ==========   ==========    ==========   ==========




Note 3 - Commitments and Contingencies

     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires. These properties are classified as property held for sale at December 31, 1995 and June 30, 1995.

     In December 1994, the Company signed a letter of intent with Farmland Industries, Inc. to enter into a 50-50 joint venture to construct and operate a 2,000 short-ton-per-day anhydrous ammonia plant to be located in Trinidad. The project is expected to cost approximately $330 million. Startup of the facility is scheduled for calendar 1998. The Company intends to use the majority of its portion of the production from the new facility, expected to be in excess of 350,000 tons per year, primarily as a raw material for upgrading into finished fertilizer products at its existing facilities.

     At December 31, 1995, the Company had outstanding commitments to various customers for the sale of approximately 209,000 tons of nitrogen solutions. These customers have prepaid for this tonnage, and at December 31, the Company had recorded on its balance sheet a liability related to these commitments.


Note 4 - Change in Accounting Principle

     Effective July 1, 1995, the Company changed its method of depreciating newly acquired long-lived assets from the declining balance method to the straight line method. This change in accounting principle did not have a material effect on the Company's financial statements for the three month or the six month period ended December 31, 1995.

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

     The Company's results of operations for the six-month period ended December 31, 1995, were favorably impacted by increased sales volumes for nitrogen fertilizers due to strong demand in the fall and a carryover effect caused by slow product movement resulting from adverse weather conditions in May and June of 1995. Also during the current year, a favorable worldwide supply/demand balance for nitrogen and DAP fertilizers caused sales prices to increase. This favorable balance is expected to continue through the current fiscal year.

     In May, 1995, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of December 31, 1995, the Company had repurchased 770,000 shares pursuant to that authorization.


Results of Operations.

     Following are summaries of the Company's sales results by product categories:

                      Three months ended            Six months ended
                         December 31,                 December 31,
                    ---------------------      ------------------------
                      1995        1994           1995           1994
                    -------     ---------      --------        --------
                                    (in thousands)
Net Sales:
   Nitrogen        $58,241      $53,028        $114,843        $92,350
   DAP              36,540       25,636          68,996         52,987
   Potash            4,674        4,477          11,655         10,170
   Other               402          572             933            957
                   -------      -------        --------       --------
      Net Sales    $99,857      $83,713        $196,427       $156,464
                   =======      =======        ========       ========

                     Three months ended            Six months ended
                         December 31,                December 31,
                    ---------------------       ----------------------
                      1995         1994           1995          1994
                    --------     --------       --------      --------
                                     (in thousands)
Tons Sold:
   Nitrogen            416          414             844            754
   DAP                 192          162             382            345
   Potash               65           59             167            136

                     Three months ended            Six months ended
                         December 31,                December 31,
                    ---------------------       ----------------------
                      1995         1994           1995         1994
                    --------     --------       --------      --------
Average Price Per Ton:
   Nitrogen          $ 140        $ 128           $ 136          $ 122
   DAP               $ 190        $ 158           $ 181          $ 154
   Potash            $  72        $  76           $  70          $  75



     Net Sales. Net sales increased 19.3% from $83.7 million for the quarter ended December 31, 1994, to $99.9 million for the quarter ended December 31, 1995, primarily as a result of increased sales volumes for DAP and higher sales prices for nitrogen fertilizers and DAP. Nitrogen fertilizer sales increased 9.8% as a result of an increase in the average price per ton. Sales of DAP increased 42.5% as a result of a 20.5% increase in the average price per ton and an 18.3% increase in tons sold. Potash sales increased 4.4% as a result of an 11.2% increase in tons sold partially offset by a 6.1% decrease in the average price per ton.

     For the six months ended December 31, net sales increased 25.5% from $156.5 million in 1994 to $196.4 million in 1995, primarily as a result of increased sales volumes for nitrogen, potash and DAP fertilizers and higher sales prices for nitrogen fertilizers and DAP. Nitrogen fertilizer sales increased 24.4% as a result of an 11.9% increase in tons sold and an 11.1% increase in the average price per ton. Sales of DAP increased 30.2% as a result of a 10.7% increase in tons sold and a 17.6% increase in the average price per ton. Potash sales increased 14.6% as a result of a 22.8% increase in tons sold partially offset by a 6.7% decrease in the average price per ton.

     Cost of Products Sold. Cost of products sold increased from $55.1 million for the three months ended December 31, 1994, to $69.6 million for the three months ended December 31, 1995. As a percentage of net sales, cost of products sold increased from 65.8% to 69.7%. For the six months ended December 31, cost of products sold increased from $106.5 million in 1994 to $136.4 million in 1995. As a percentage of net sales, cost of products sold increased from 68.0% to 69.4%. The increases in cost of products sold, as a percentage of net sales, for both the three month period and the six month period reflect an increase in the cost per ton for nitrogen fertilizers and DAP partially offset by higher sales prices for both of these products. Nitrogen fertilizer cost per ton increased due to increased purchases of ammonia used as a raw material and upgraded to other nitrogen fertilizer products and higher maintenance and labor costs. Maintenance and labor costs were higher due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility which began in late September and was completed in October. Purchases of ammonia increased as a result of the scheduled turnaround. Prices for natural gas did not change significantly for the current year quarter; however, for the six months ended December 31, 1995, prices paid for natural gas were lower. DAP costs per ton increased as a result of higher raw material costs, primarily for phosphate rock. Phosphate rock costs increased due to the Company's phosphate rock supply contract which bases the price of this raw material on the phosphate rock costs incurred by certain domestic phosphate producers and the financial performance of the Company's phosphate operations. Potash costs per ton did not change significantly for the three month period or the six month period ended December 31, 1995.

     Selling Expenses. Selling expenses decreased from $6.4 million for the three months ended December 31, 1994, to $6.1 million for the three months ended December 31, 1995. As a percentage of net sales, selling expenses decreased from 7.6% for the three months ended December 31, 1994, to 6.1% for the three months ended December 31, 1995. Factors causing this decrease were increased sales prices for nitrogen and DAP products and lower delivery costs during the current quarter due to the Company shipping more of its nitrogen products directly from production facilities, thereby reducing delivery expense on those sales. For the six months ended December 31, selling expenses increased from $12.0 million in 1994 to $13.0 million in 1995, reflecting higher sales volumes. As a percentage of net sales, selling expenses decreased from 7.7% in 1994 to 6.6% in 1995. Factors causing this decrease were increased sales prices for nitrogen and DAP products partially offset by higher delivery and storage costs during the current year due to the Company shipping more of its nitrogen products from its outlying storage facilities.

     General and Administrative Expenses. General and administrative expenses decreased from $6.1 million for the three months ended December 31, 1994, to $5.7 million for the three months ended December 31, 1995. This decrease was primarily the result of reduced expenses for professional consultants during the current year quarter. As a percentage of net sales, general and administrative expenses decreased from 7.3% to 5.7%, the result of higher sales prices. For the six months ended December 31, general and administrative expenses increased from $11.0 million in 1994 to $11.7 million in 1995. This increase was primarily the result of increased employee incentives related to income levels and a decrease in service fees received from a former subsidiary which reduced the Company's general and administrative expenses in the prior year. The Company also incurred higher depreciation expense during the current year due to the purchase of a new computer system during the latter part of the prior year. As a percentage of net sales, general and administrative expenses decreased from 7% to 6%.

     Operating Income. As a result of the above factors, operating income increased from $16.1 million for the three months ended December 31, 1994, to $18.4 million for the three months ended December 31, 1995, a 14.1% increase. For the six months ended December 31, operating income increased from $27.0 million in 1994 to $35.3 million in 1995, a 30.7% increase.

     Interest, Net. Net interest income increased from $251,000 for the three months ended December 31, 1994, to $701,000 for the three months ended December 31, 1995. For the six months ended December 31, 1994, net interest expense was $549,000 compared to net interest income of $756,000 for the six months ended December 31, 1995. These changes were primarily the reflection of lower interest expense incurred during the current year periods resulting from lower levels of borrowings. The Company repaid most of its debt during the prior fiscal year from the proceeds of an initial stock offering in August, 1994.
The Company also experienced higher interest income during the current year due to increased levels of investments and higher rates earned on these investments.

     Income Tax Expense. Income tax expense increased from $6.4 million for the three months ended December 31, 1994, to $7.8 million for the three months ended December 31, 1995. For the six months ended, income tax expense increased from $10.3 million in 1994 to $15.0 million in 1995. These increases are the result of higher earnings during the three month and the six month periods ending December 31, 1995.

     Net Income. As a result of the foregoing, net income increased from $10.4 million for the three months ended December 31, 1994, to $11.9 million for the three months ended December 31, 1995. For the six months ended December 31, net income increased from $16.2 million in 1994 to $21.6 million in 1995.


Liquidity and Capital Resources

     At December 31, 1995, the Company had cash and cash equivalents of $46.0 million, compared to $29.6 million at June 30, 1995, an increase of $16.4 million.

     Operating Activities. For the six month periods ended December 31, 1995 and 1994, net cash provided by operating activities was $40.8 million and $29.3 million, respectively.

     Investing Activities. Net cash used by investing activities was $8.3 million for the six months ended December 31, 1995, and $11.7 million for the six months ended December 31, 1994, primarily reflecting capital expenditures in those periods partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties. The prior year period also includes an $8.8 million payment made to a former subsidiary to terminate a newsprint purchase contract.

     Capital expenditures were $9.8 million during the six months ended December 31, 1995. These expenditures were for normal improvements and modifications to the Company's facilities.

     Financing Activities. Net cash used by financing activities was $16.1 million for the six months ended December 31, 1995, and $21.3 million for the six months ended December 31, 1994. During the current year, the amounts used by financing activities included $9.4 million for the purchase of treasury stock and $3.5 million in cash dividends. The Company also paid $3.1 million in debt payments which included $2.4 million in prepayments.

     In August 1994, the Company received $47.4 million in proceeds from a stock offering which were subsequently used to prepay a portion of the Company's long-term debt. Also during the prior year, the Company paid $5.3 million to its shareholders related to the reorganization of the Company from a cooperative to a regular business corporation. In addition, the Company paid $14.8 million in cash patronage refunds related to fiscal 1994, when the Company operated as a cooperative.

     The Company and its subsidiaries have commitments from various banks for short-term borrowings up to $20.0 million, which includes $15.0 million from NationsBank Corporation. At December 31, 1995 and 1994, there were no short-term borrowings outstanding on these commitments.

     In addition to its short-term lines, the Company also has a $50.0 million long-term revolving credit facility with NationsBank Corporation that bears interest at the prime rate or for fixed periods at interest rates related to the London Interbank Offered Rates or U.S. Treasury notes. At December 31, 1995, there was no balance outstanding on this facility. The amounts borrowed under the Company's credit lines vary based on the Company's seasonal requirements. The Company had no outstanding borrowings under either the short-term line or the revolving credit facility during the six months ended December 31, 1995.

     The Company believes that existing cash, cash generated from operations, and available lines of credit will be sufficient to satisfy its financing needs for the foreseeable future.


                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     Terra International, Inc. On August 31, 1995, the Company filed suit in federal court in Mississippi against Terra International, Inc. ("Terra"), seeking a declaratory judgment and other relief establishing that certain technology relating to the design of an ammonium nitrate neutralizer which the Company licensed to Terra is not defective and was not the cause of an explosion which occurred in 1994 at Terra's Port Neal, Iowa, fertilizer facility. Also, on August 31, 1995, Terra filed suit in federal court in Iowa against the Company seeking damages on the basis of losses caused by the explosion. Terra alleges that the Company negligently designed the ammonium nitrate neutralizer technology licensed to Terra and that that design defect led to the Port Neal explosion. In addition, two lawsuits were filed in Iowa against the Company on behalf of certain persons killed or injured in the explosion. In December 1995, the personal injury and wrongful death lawsuits were settled, with the effective date of the settlement being February 1, 1996. The cost of settlement was covered by insurance. The settlement of these claims does not affect the pending legal proceedings involving the Company and Terra.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     The Company held its 1995 Annual Meeting of Shareholders ("Annual
Meeting") on November 14, 1995, at the Company's corporate office in Yazoo City, Mississippi. At the Annual Meeting, shareholders were asked to vote on the election of directors and on three proposals as follows:

                                                                       Votes
                                  Votes for       Votes Against      Abstained
          Proposal            Nominee/Proposal   Nominee/Proposal  or Not Voted
          --------            ----------------   ----------------  -------------
     (a)  Election of
          four directors
          for a three-year
          term.

          John W. Anderson           17,567,878                          75,009
          Frank R. Burnside, Jr.     17,574,418                          68,469
          Robert P. Dixon            17,568,835                          74,052
          George Penick              17,570,056                          72,831

     (b)  Approval of the
          Mississippi Chemical
          Corporation Stock
          Incentive Plan.            11,635,727         2,785,096     3,222,063

     (c)  Approval of the
          Mississippi Chemical
          Corporation 1995
          Stock Option Plan
          for Nonemployee
          Directors.                 13,419,164         1,035,897     3,187,825

     (d)  Approval of the
          Mississippi Chemical
          Corporation 1995
          Restricted Stock
          Purchase Plan for
          Nonemployee Directors.     13,020,943         1,431,028     3,190,915

     There were present at the Annual Meeting in person or by proxy, shareholders holding 17,642,887 shares, or approximately 77.7% of the eligible voting shares.



Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed as part of this report are listed below.

               SEC Exhibit
               Reference No.  Description

                    27        Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                           SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MISSISSIPPI CHEMICAL CORPORATION



Date:  January 17, 1996       /s/ William F. Hawkins
      -----------------       --------------------------------
                              William F. Hawkins
                              Senior Vice President - Finance
                              and Administration



Date:  January 17, 1996       /s/ Rosalyn B. Glascoe
      -----------------       --------------------------------
                              Rosalyn B. Glascoe
                              Corporate Secretary