Form 10-Q
period 1996-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1996-04-15
CIK 66895

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1996


                                      OR


            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1996
                        Commission File Number 2-7803


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Number of Shares

            Common Stock, $0.01 par value             21,478,450

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX



                                                                          Page
                                                                        Number

PART I.   FINANCIAL INFORMATION:

     Item 1.Consolidated Financial Statements

            Consolidated Statements of Income                                3
               Three months ended March 31,
               1996 and 1995, and Nine months ended
               March 31, 1996 and 1995

            Consolidated Balance Sheets
               March 31, 1996 and June 30, 1995                              4

            Consolidated Statements of Shareholders' Equity                  5
               Fiscal Year Ended June 30, 1995
               and Nine months ended March 31, 1996

            Consolidated Statements of Cash Flows                            6
               Nine months ended March 31,
               1996 and 1995

            Notes to Consolidated Financial Statements                   7 - 9


     Item 2.Management's Discussion and Analysis of
            Results of Operations and Financial Condition              10 - 16



PART II.  OTHER INFORMATION:

      Item 6(b).Reports on Form 8-K                                         17

      Signatures                                                            17

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                              Three months ended          Nine months ended
                                  March 31,                   March 31,
                            ----------------------      ---------------------
                              1996          1995          1996         1995
                            --------      --------      --------     --------
                                 (In thousands, except per share data)
(S)
Net sales                   $107,740     $114,677       $304,167    $271,141

Operating expenses:
  Cost of products sold       71,324       73,857        207,733     180,327
  Selling                      6,899        8,378         19,900      20,407
  General and
     administrative            5,989        4,985         17,721      15,945
                            --------     --------       --------    --------
                              84,212       87,220        245,354     216,679
                            --------     --------       --------    --------
Operating income              23,528       27,457         58,813      54,462

Other (expense) income:
  Interest, net                  752        (139)          1,508        (688)
  Other                          183         378             736         408
                            --------     --------       --------    --------
Income before income taxes    24,463       27,696         61,057      54,182

Income tax expense             8,815       10,498         23,831      20,769
                            --------     --------       --------    --------
Net income                  $ 15,648     $ 17,198       $ 37,226    $ 33,413
                            ========     ========       ========    ========
Earnings per share
  (see Note 2)              $   0.72     $   0.75       $   1.68    $   1.50
                            ========     ========       ========    ========

[FN]
   The accompanying notes are an integral part of these financial statements.

              MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                                March 31,          June 30,
                                                  1996               1995
                                               ----------         ---------
                                                  (Dollars in thousands)
Current assets:
   Cash and cash equivalents                    $ 52,678          $ 29,617
   Accounts receivable                            25,210            30,424
   Inventories:
      Finished products                           23,706            19,817
      Raw materials and supplies                   7,911             6,740
      Replacement parts                           23,900            23,758
                                                --------          --------
          Total inventories                       55,517            50,315

    Prepaid expenses and other current assets      3,788             3,012
    Deferred income taxes                          2,244             1,929
                                                --------          --------
           Total current assets                  139,437           115,297
Investments and other assets:
  Investments                                      7,883             4,087
  Other                                           11,123            10,275
                                                --------          --------
          Total investments and other assets      19,006            14,362

Properties held for sale                          52,919            52,919

Property, plant and equipment, at cost           396,514           384,331
  Less accumulated depreciation,
    depletion and amortization                  (277,329)         (264,694)
                                                --------          --------
Net property, plant and equipment                119,185           119,637
                                                --------          --------
                                                $330,547          $302,215
                                                ========          ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt due within one year            $    121          $    775
  Accounts payable                                50,966            31,520
  Accrued liabilities                              7,523             8,799
  Income tax payable                               3,584             3,413
                                                --------          --------
          Total current liabilities               62,194            44,507

Long-term debt                                        -              2,478

Other long-term liabilities and deferred credits  18,037            15,167

Deferred income taxes                             14,779            12,756
Shareholders' equity                             235,537           227,307
                                                --------          --------
                                                $330,547          $302,215
                                                ========          ========

[FN]
   The accompanying notes are an integral part of these financial statements.

                                    MISSISSIPPI CHEMICAL CORPORATION
                                            AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             MARCH 31, 1996


               Cooperative         Additional Capital Retained
                 Common    Common   Paid-in   Equity  Earnings  Treasury
                 Stock     Stock    Capital   Credits (Deficit)  Stock   Total
              ----------- -------- ---------  ------  -------- -------- ------
(Dollars in thousands)
Balances,
  July 1, 1994   $28,392  $     -  $ 66,848  $62,352  $(14,636) $      $142,956
    Conversion
     of cooperative
     stock       (26,375)     155    26,220        -         -      -         -
    Conversion
      of capital
      equity
      credits and
      allocated
      surplus
      accounts         -       41   42,723  (62,352)   19,588       -         -
     Redemptions (2,017)      (1)   (4,095)       -         -       -    (6,113)
                -------  -------  --------  -------   ------- -------  --------
       Subtotal       -      195   131,696        -     4,952       -   136,843

    Stock issued      -       34    46,636        -         -       -    46,670
    Cash dividends
      paid            -        -         -        -    (3,662)      -    (3,662)
    Net income        -        -         -        -    52,230       -    52,230
    Treasury stock
      purchased       -        -         -        -         -  (4,774)   (4,774)
               --------  -------  --------  -------   ------- -------   -------
Balances,
  June 30, 1995       -      229   178,332        -    53,520  (4,774)  227,307
     Net income       -        -         -        -    37,226       -    37,226
     Cash
      dividends
      paid            -        -         -        -    (5,736)      -    (5,736)
     Shares
      reissued        -        -        32        -         -      82       114
     Treasury stock
      purchased       -        -         -        -         - (23,374)  (23,374)
               --------  -------  -------- --------   ------- -------  --------

Balances,
   March 31,
    1996       $      -  $   229  $178,364 $      -  $85,010 $(28,066) $235,537
               ========  =======  ======== ========  ======= ========  ========

   The accompanying notes are an integral part of these financial statements.



                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine months ended March 31,
                                                   1996              1995
                                                ---------          --------

                                                  (Dollars in thousands)
Cash flows from operating activities:
  Net income                                    $ 37,226          $ 33,413
  Reconciliation of net income to net cash
    provided by operating activities:
      Net change in operating assets
        and liabilities                           18,080            (7,437)
      Depreciation, depletion and amortization    13,224            11,894
      Deferred income taxes                        1,708             4,781
      Other                                          171              (633)
                                                --------         ---------
Net cash provided by operating activities         70,409            42,018

Cash flows from investing activities:
  Purchase of property, plant and equipment      (11,995)          (14,158)
  Proceeds received from option                    2,000             3,000
  Investment in Farmland MissChem, Ltd.           (4,262)             (517)
  Payments for newsprint contract obligations          -            (8,751)
  Other                                             (851)            1,310
                                                --------         ---------
Net cash used by investing activities            (15,108)          (19,116)

Cash flows from financing activities:
  Debt payments                                   (3,129)         (112,126)
  Debt proceeds                                        -            54,625
  Cash dividends paid                             (5,736)           (1,829)
  Purchase of treasury stock                     (23,375)                -
  Payment of cash patronage                            -           (14,756)
  Proceeds from issuance of common stock               -            47,401
  Conversion of common stock                           -            (5,447)
                                                --------          --------
Net cash used by financing activities            (32,240)          (32,132)
                                                --------          --------
Net increase (decrease) in cash
  and cash equivalents                            23,061            (9,230)

Cash and cash equivalents -
  beginning of period                             29,617            23,219
                                                --------          --------
Cash and cash equivalents - end of period       $ 52,678          $ 13,989
                                                ========          ========

   The accompanying notes are an integral part of these financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the nine-month periods ended March 31, 1996 and 1995, the Company's financial position at March 31, 1996 and June 30, 1995, the cash flows for the nine-month periods ended
March 31, 1996 and 1995, and the consolidated statements of shareholders' equity as of March 31, 1996. These adjustments are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1995, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE
     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:


                             Three months ended      Nine months ended
                                  March 31,              March 31,
                              1996        1995       1996        1995
                           ----------  ----------  ---------- -----------
Weighted average common
  shares outstanding,
    net of
    treasury shares        21,813,450 22,898,253  22,066,391  22,198,875
Common stock equivalents
  for employee
  stock options                66,954     35,689      67,731      26,543
                           ---------- ----------  ----------  ----------
                           21,880,404 22,933,942  22,134,122  22,225,418
                           ========== ==========  ==========  ==========

NOTE 3 - COMMITMENTS AND CONTINGENCIES

      During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires. These properties are classified as property held for sale at March 31, 1996 and June 30, 1995.

      The Company has entered into a 50-50 joint venture ("Farmland MissChem, Ltd.") with Farmland Industries, Inc. to construct and operate an 1,850 metric-ton-per-day anhydrous ammonia plant to be located in the La Brea Industrial Estate in Trinidad. In late January 1996, notice to proceed with the construction was given to the contractor, M.W. Kellogg Company. The project is expected to cost approximately $330 million. Startup of the facility is scheduled for early 1998. The Company intends to use the majority of its portion of the production from the new facility, expected to be in excess of 350,000 tons per year, primarily as a raw material for upgrading into finished fertilizer products at its existing facilities.

      At March 31, 1996, the Company had outstanding commitments to various customers for the sale of approximately 19,000 tons of nitrogen solutions. These customers have prepaid for this tonnage, and at March 31, the Company had recorded a liability on its balance sheet related to these commitments.

NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE

      Effective July 1, 1995, the Company changed its method of depreciating newly acquired long-lived assets from the declining balance method to the straight line method. This change in accounting principle did not have a material effect on the Company's financial statements for the three month or the nine month periods ended March 31, 1996.

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

     The Company's results of operations for the nine month period ended March 31, 1996, were favorably impacted by increased sales volumes for nitrogen fertilizers due to strong demand in the fall and a carryover effect caused by slow product movement resulting from adverse weather conditions in May and June of 1995. Also during the current year, a favorable worldwide supply/demand balance for nitrogen and DAP fertilizers caused sales prices to increase. Prices for natural gas, a significant raw material for the production of nitrogen fertilizers, have risen significantly since December 1995, which adversely impacted the Company's results in the third quarter of the current year. Although natural gas prices remain high, the outlook for the remainder of the fiscal year is favorable. Higher commodity prices, due to record low grain inventories, have spurred an expected increase in domestic planted acres, which should translate into an increased application of fertilizers.

     In May 1995, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of March 31, 1996, the Company had repurchased 1,425,000 shares pursuant to that authorization. On March 29, 1996, the Board of Directors authorized the Company to repurchase up to 1,500,000 additional shares of the Company's common stock in open market or privately negotiated transactions.

RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                           Three months ended         Nine months ended
                                March 31,                  March 31,
                          --------------------      --------------------
                             1996       1995          1996       1995
                          ---------   --------      --------   ---------
                                          (in thousands)
Net Sales:
    Nitrogen               $ 65,178  $ 76,349       $180,021  $168,699
    DAP                      33,855    29,404        102,851    82,391
    Potash                    8,218     8,334         19,872    18,504
    Other                       489       590          1,423     1,547
                           --------  --------       --------  --------
      Net Sales            $107,740  $114,677       $304,167  $271,141
                           ========  ========       ========  ========


                            Three months ended        Nine months ended
                                 March 31,                March 31,
                            ------------------       ------------------
                              1996      1995           1996      1995
                            --------   -------       -------    -------
                                          (in thousands)
Tons Sold:
    Nitrogen                    449       525          1,292     1,279
    DAP                         158       175            540       519
    Potash                      113       108            280       244


                            Three months ended       Nine months ended
                                March 31,                March 31,
                            ------------------       ------------------
                              1996      1995           1996      1995
                            --------   -------       -------     ------
Average Price Per Ton:
    Nitrogen                  $ 145     $ 145          $ 139     $ 132
    DAP                       $ 214     $ 168          $ 191     $ 159
    Potash                    $  73     $  77          $  71     $  76



      NET SALES. Net sales decreased 6.0% to $107.7 million for the quarter ended March 31, 1996, from $114.7 million for the quarter ended March 31, 1995, primarily as a result of decreased sales volumes for nitrogen fertilizers and DAP, partially offset by higher sales prices for DAP. Nitrogen fertilizer sales decreased 14.6% largely as a result of a decrease in tons sold.
Ammonium nitrate sales volumes were lower during the current year quarter due to the absence of tonnage obtained through a contract with Air Products and
Chemicals, Inc. which is no longer in effect.   Ammonium nitrate and urea
prices were higher during the current period; however, the average nitrogen price was unchanged due to a product mix that included a higher percentage of nitrogen solutions tons than in the prior year quarter. Sales of DAP increased 15.1% as a result of a 27.0% increase in the average price per ton partially offset by a 9.4% decrease in tons sold. Potash sales decreased
1.4% as a result of a 5.5% decrease in the average price per ton partially offset by a 4.3% increase in tons sold.

      For the nine months ended March 31, net sales increased 12.2% to $304.2 million in 1996 from $271.1 million in 1995, primarily as a result of increased sales prices for nitrogen and DAP fertilizers and higher sales volumes for all major product groups. Nitrogen fertilizer sales increased 6.7% as a result of a 5.6% increase in the average price per ton and a 1.0% increase in tons sold. Sales of DAP increased 24.8% as a result of a 20.1% increase in the average price per ton and a 4.0% increase in tons sold. Potash sales increased 7.4% as a result of a 14.6% increase in tons sold partially offset by a 6.3% decrease in the average price per ton.

      COST OF PRODUCTS SOLD. Cost of products sold decreased to $71.3 million for the three months ended March 31, 1996, from $73.9 million for three months ended March 31, 1995. As a percentage of net sales, cost of products sold increased to 66.2% from 64.4%. For the nine months ended March 31, cost of products sold increased to $207.7 million in 1996 from $180.3 million in 1995. As a percentage of net sales, cost of products sold increased to 68.3% from 66.5%. The increases in cost of products sold, as a percentage of net sales, for both the three month period and the nine month period reflect an increase in the cost per ton for nitrogen fertilizers and DAP partially offset by higher sales prices for DAP and nitrogen products. For the three months ended March 31, 1996, nitrogen fertilizer cost per ton increased primarily as a result of increased costs for natural gas. This increase was partially offset by reduced purchases of ammonia during the current year quarter. For the nine month period ended March 31, 1996, nitrogen fertilizer cost per ton increased due to higher natural gas costs, increased purchases of ammonia used as a raw material and upgraded to other nitrogen fertilizer products and higher maintenance and labor costs. Maintenance and labor costs were higher due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility which began in late September and was completed in October. Purchases of ammonia also increased as a result of the scheduled turnaround which reduced supplies of internally produced ammonia. For the three month and the nine month periods, DAP costs per ton increased as a result of higher raw material costs, primarily for phosphate rock.
Phosphate rock costs increased due to the Company's phosphate rock supply contract which bases the price of this raw material on the phosphate rock costs incurred by certain domestic phosphate producers and the financial performance of the Company's phosphate operations. Potash costs per ton did not change significantly for the three month period or the nine month period ended March 31, 1996.

      SELLING EXPENSES. Selling expenses decreased to $6.9 million for the three months ended March 31, 1996, from $8.4 million for the three months ended March 31, 1995. As a percentage of net sales, selling expenses decreased to 6.4% for the three months ended March 31, 1996, from 7.3% for the three months ended March 31, 1995. This decrease was the result of increased sales prices for ammonium nitrate, urea and DAP and lower delivery costs during the current quarter due to a product mix that included a lower percentage of tons sold on a delivered basis. For the nine months ended March 31, selling expenses decreased to $19.9 million in 1996 from $20.4 million in 1995. As a percentage of net sales, selling expenses decreased to 6.5% in 1996 from 7.5% in 1995. This decrease was the result of increased sales prices for nitrogen and DAP and a change in product mix partially offset by higher storage costs during the current year period.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6.0 million for the three months ended March 31, 1996, from $5.0 million for the three months ended March 31, 1995. This increase was primarily the result of increased advertising expense and franchise taxes during the current year quarter, and the recovery of a bad debt during the prior year quarter. As a percentage of net sales, general and administrative expenses increased to 5.6% from 4.3%. For the nine months ended March 31, general and administrative expenses increased to $17.7 million in 1996 from $15.9 million in 1995. This increase was the result of increased franchise taxes, allowance for bad debts, sales advertising, and a decrease in service fees received from a former subsidiary which reduced the Company's general and administrative expenses in the prior year. As a percentage of net sales, general and administrative expenses decreased to 5.8% during fiscal 1996 from 5.9% during fiscal 1995.

      OPERATING INCOME. As a result of the above factors, operating income decreased to $23.5 million for the three months ended March 31, 1996, from $27.5 million for the three months ended March 31, 1995, a 14.3% decrease. For the nine months ended March 31, operating income increased to $58.8 million in 1996 from $54.5 million in 1995, an 8.0% increase.

      INTEREST, NET. For the quarter ended March 31, 1996, net interest income was $752,000 compared to net interest expense of $139,000 for the quarter ended March 31, 1995. For the nine months ended March 31, 1996, net interest income was $1,508,000 compared to net interest expense of $688,000 for the nine months ended March 31, 1995. These changes primarily reflect lower interest expense incurred during the current year periods resulting from lower levels of borrowings. The Company repaid most of its debt during the prior fiscal year from the proceeds of an initial stock offering in August, 1994. The Company also experienced higher interest income during the current year periods due to increased levels of investments and higher rates on these investments during the nine month period ended March 31, 1996.

      INCOME TAX EXPENSE. Income tax expense decreased to $8.8 million for the three months ended March 31, 1996, from $10.5 million for the three months ended March 31, 1995. For the nine months ended March 31, income tax expense increased to $23.8 million in 1996 from $20.8 million in 1995. These changes are the result of changes in earnings during the three month and the nine month periods ending March 31, 1996.

      NET INCOME. As a result of the foregoing, net income decreased to $15.6 million for the three months ended March 31, 1996, from $17.2 million for the three months ended March 31, 1995. For the nine months ended March 31, net income increased to $37.2 million in 1996 from $33.4 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996, the Company had cash and cash equivalents of $52.7 million, compared to $29.6 million at June 30, 1995, an increase of $23.1 million.

      OPERATING ACTIVITIES. For the nine months ended March 31, 1996 and 1995, net cash provided by operating activities was $70.4 million and $42.0 million, respectively.

      INVESTING ACTIVITIES. Net cash used by investing activities was $15.1 million for the nine months ended March 31, 1996, and $19.1 million for the nine months ended March 31, 1995, primarily reflecting capital expenditures in those periods partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties. The current year period also includes $4.3 million related to the Company's investment in Farmland MissChem, Limited. The prior year period also includes an $8.8 million payment made to a former subsidiary to terminate a newsprint purchase contract.

      Capital expenditures were $12.0 million during the nine months ended March 31, 1996. These expenditures were for normal improvements and modifications to the Company's facilities.

      FINANCING ACTIVITIES. Net cash used by financing activities was $32.2 million for the nine months ended March 31, 1996, and $32.1 million for the nine months ended March 31, 1995. During the current year, the amounts used by financing activities included $23.4 million for the purchase of treasury stock and $5.7 million in cash dividends. The Company also had debt payments of $3.1 million which included $2.4 million in prepayments.

      In August 1994, the Company received $47.4 million in proceeds from a stock offering which were subsequently used to prepay a portion of the Company's long-term debt. Also during the prior year, the Company paid $5.4 million to its shareholders related to the reorganization of the Company from a cooperative to a regular business corporation. In addition, the Company paid $14.8 million in cash patronage refunds related to fiscal 1994, when the Company operated as a cooperative. The Company paid $1.8 million in cash dividends during fiscal 1995.

      The Company and its subsidiaries have commitments from various banks for short-term borrowings up to $20.0 million, which includes $15.0 million from NationsBank Corporation. At March 31, 1996 and 1995, there were no short-term borrowings outstanding on these commitments.

      In addition to its short-term lines, the Company also has a $50.0 million long-term revolving credit facility with NationsBank that bears interest at the prime rate or for fixed periods at interest rates related to the London Interbank Offered Rates or U.S. Treasury notes. At March 31, 1996, there was no balance outstanding on this facility. The amounts borrowed under the Company's credit lines vary based on the Company's seasonal requirements.
The Company had no outstanding borrowings under either the short-term line or the revolving credit facility during the nine months ended March 31, 1996. The Company is currently in the process of completing documentation for a $125 million credit facility with NationsBank as agent which would involve syndication with numerous other commercial banks. It is anticipated that this facility will be completed in late April and will replace the Company's present lines of credit with NationsBank.

      The Company believes that existing cash, cash generated from operations, and current and anticipated lines of credit will be sufficient to satisfy its financing needs for the foreseeable future.


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

                                    MISSISSIPPI CHEMICAL CORPORATION



Date:  April 15, 1996               /s/ Timothy A. Dawson
      ---------------               -----------------------------------------
                                    Timothy A. Dawson
                                    Vice President - Finance



Date:  April 15, 1996               /s/ Rosalyn B. Glascoe
      ---------------               -----------------------------------------
                                    Rosalyn B. Glascoe