Form 10-K
period 1996-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1996-09-20
CIK 66895

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended June 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

================================================================================
                         Commission File Number 2-7803

                        MISSISSIPPI CHEMICAL CORPORATION
================================================================================
             (Exact name of registrant as specified in its charter)


                              MISSISSIPPI                                              64-0292638
    --------------------------------------------------------------        ------------------------------------
    (State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)

             Highway 49 East, P.O. Box 388, Yazoo City, MS                               39194
             ---------------------------------------------                             ----------
               (Address of principal executive offices)                                (Zip Code)


    Registrant's telephone number, including area code:        (601) 746-4131
                                                          ----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------                          -----------------------------------------
              Common Stock, par value $.01                      The Nasdaq Stock Market's National Market
             Preferred Stock Purchase Rights                    The Nasdaq Stock Market's National Market


       Securities registered pursuant to Section 12(g) of the Act:  None

================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At August 31 1996, Mississippi Chemical Corporation had 21,053,450 shares of common stock, par value $.01, outstanding. The Company estimates that the aggregate market value of the common stock on August 31, 1996 (based upon the closing price of these shares on Nasdaq), held by non-affiliates was approximately $473,702,625.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for annual meeting of shareholders to be held on or about November 25, 1996 (Items 10, 11, 12 and 13 in Part III).

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

NITROGEN FERTILIZER

  Products

     The Company produces nitrogen fertilizers at its Yazoo City, Mississippi, production facility in Yazoo City, Mississippi, and through a 50%-owned production facility at Donaldsonville, Louisiana. The Louisiana facility ("Triad") is operated as a joint venture by the Company and First Mississippi Corporation ("First Mississippi"). In fiscal 1996, the Company sold approximately 1.8 million tons of nitrogen fertilizers to farmers, fertilizer dealers and distributors located primarily in the southern United States. Sales of nitrogen fertilizer products by the Company in fiscal 1996 were $255 million, which represented approximately 60% of net sales.

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

     In fiscal 1996, the Company produced approximately 717,000 tons of anhydrous ammonia at its Yazoo City and Triad facilities and purchased approximately 62,000 tons. The Company sold approximately 39,000 tons of anhydrous ammonia for direct-application fertilizer and industrial sales and used the balance as a raw material to manufacture its other nitrogen fertilizer products. The Company's subsidiary Mississippi Phosphates Corporation also purchased 158,000 tons of ammonia for use in its phosphate operations. See "Phosphate Fertilizer."

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

     In fiscal 1996, the Company sold approximately 759,000 tons of solid ammonium nitrate fertilizer, substantially all of which was produced at the Company's Yazoo City facility. The ammonium nitrate produced at the Company's Yazoo City facility is sold under the registered trade name Amtrate(R). Due to its superior shipping and storage characteristics, Amtrate(R) has established excellent brand name recognition and a reputation as a high-quality product.

     In September 1994, the Company and Air Products and Chemicals, Inc. ("Air Products"), concluded arrangements whereby the Company agreed to purchase all of the ammonium nitrate fertilizer produced at Air Products' Pace, Florida, facility (up to 240,000 tons per year). Approximately 2,400 tons of ammonium nitrate were purchased in fiscal 1996 and approximately 144,000 tons were purchased in 1995. At the end of fiscal year 1995, Air Products announced its intention to suspend ammonium nitrate production at its Pace facility due to sustained high ammonia costs. In February 1996, Air Products and the Company announced the termination of the agreement.

     N-Sol. In fiscal 1996, the Company sold approximately 624,000 tons of N-Sol, which it produces at its Yazoo City facility. N-Sol is a 32% nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. N-Sol is used in direct application to cotton, corn, grains and pastures as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial shift in product preference from directly applied ammonia to UAN solutions because of the difficulties of applying and the high cost of application equipment for ammonia.

     Urea. In fiscal 1996, the Company sold approximately 231,000 tons of prilled urea and approximately 83,000 tons of urea melt which it produces at the Triad facility. Under a long-term contract with Melamine Chemicals, Inc. ("Melamine"), the Company is obligated to sell up to 75,000 tons per year of urea melt at prevailing market prices to Melamine's facility located adjacent to the Triad facility. Urea is synthesized by the reaction of ammonia and carbon dioxide and then solidified in prill form. At 46% nitrogen by weight, urea is the most concentrated form of dry nitrogen. Because urea undergoes a complex series of changes within the soil before the nitrogen it contains is ultimately converted into a form which can be used by plants, it is considered a long-lasting form of nitrogen. As a fertilizer product, urea is acceptable as both a direct-application material and as an ingredient in fertilizer blends. Urea consumption has increased modestly in recent years. Most of the Company's prilled urea is broadcast on rice and winter wheat crops in Arkansas, Louisiana, Mississippi, Oklahoma and Texas.

  Production and Properties

     Yazoo City, Mississippi. The Yazoo City facility is a closely integrated, multi-plant nitrogen fertilizer production complex located on approximately 1,180 acres. The complex includes an anhydrous ammonia plant, four nitric acid plants, an ammonium nitrate plant and a UAN solutions plant. In 1996, the Company announced an expansion project at its Yazoo City facility. This project will include a 500-ton-per-day anhydrous ammonia plant and a 650-ton-per-day nitric acid plant, as well as expansion of the ammonium nitrate production and product-shipping areas. The project is estimated to cost approximately $130 million and is scheduled for completion in 1998.

     The Yazoo City facility includes a 20.5 megawatt cogeneration facility which produces significant savings by the sequential generation of electricity and process steam. The Yazoo City plant has direct access to water, rail and truck transportation and is strategically located for the purchase of competitively priced natural gas. See "--Raw Materials--Natural Gas."

     Donaldsonville, Louisiana. The Triad facility is a closely integrated, multi-plant nitrogen fertilizer complex located on approximately 46 acres fronting the Mississippi River at Donaldsonville, Louisiana. At the Triad plant, the Company produces anhydrous ammonia and urea. The Company is entitled to one-half of the production from the Donaldsonville facility as the co-owner of Triad with First Mississippi Corporation ("First Mississippi"). The Triad ammonia plant has been retrofitted on several occasions to increase production capacity and to enhance operating efficiency.

     Triad has ready access to rail and truck transportation. The plant is also equipped with a deep-water port facility on the Mississippi River, allowing access to economical ship and barge transport for its urea and ammonia products. The Triad facility is well positioned for the purchase of competitively priced natural gas. See "--Raw Materials--Natural Gas."

     In August 1996, the Company announced that it had entered into a definitive agreement to acquire the fertilizer operations of First Mississippi, giving the Company full ownership of the Triad facility. Under the terms of the agreement and subject to certain adjustments, the Company will issue approximately 6.9 million shares of the Company's common stock to First Mississippi shareholders. At closing, the fertilizer business of First Mississippi will have approximately $150 million of debt. This transaction is subject to both regulatory and shareholder approval. It is anticipated that the transaction will be completed during December 1996. Also to be acquired in the transaction is First Mississippi's wholly owned subsidiary AMPRO Fertilizer, Inc. ("AMPRO"). AMPRO owns and operates an anhydrous ammonia plant with annual production of approximately 490,000 tons and is in the process of expanding its capacity by approximately 125,000 tons a year, or 26%. The expansion should be completed by the end of 1996. AMPRO and Triad are located on adjacent sites in Donaldsonvillle and share dock facilities capable of receiving oceangoing vessels. In addition, the Company will acquire in the transaction a 50% interest in an ammonia storage terminal in Pasadena, Texas, and a 50% interest in a partnership which owns and operates 11 ammonia barges.

     Trinidad. In December 1994, the Company signed a letter of intent with Farmland Industries, Inc., to enter into a 50-50 joint venture, known as Farmland MissChem Limited, to construct and operate a

2,040-short-ton-per-day ammonia plant to be located on the island of Trinidad. The project is expected to cost approximately $330 million. Construction of the facility is underway with completion and start-up scheduled for mid-1998.

  Marketing and Distribution

     The Company sells its nitrogen fertilizer products to farmers, dealers and distributors located primarily in the southern farming regions of the United States where its facilities are located. In the three-tiered fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers. Larger customers (distributors and large multi-location dealers) arrange for distribution, storage and financing of nitrogen fertilizer. The majority of the Company's sales are made to distributors and large dealers. The ten states which make up the Company's primary trade area are Mississippi, Texas, Alabama, Louisiana, Tennessee, Georgia, Kentucky, Arkansas, Oklahoma, and Florida.

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

PHOSPHATE FERTILIZER

  Products

     The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 1996, the Company sold approximately 754,000 tons of DAP, primarily into international markets. Sales of DAP by the Company in fiscal 1996 were $142 million, which represented approximately 33% of net sales.

     DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18% nitrogen and 46% phosphate (P205) by weight. DAP is an important fertilizer product for both direct application and for use in blended fertilizers applied to all major types of row crops.

  Production and Properties

     The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 1,500 acres. The Pascagoula facility is a closely integrated, multi-plant phosphatic fertilizer complex where the primary facilities are a phosphoric acid plant, two sulfuric acid plants and a DAP granulation plant. The plant has storage facilities for finished product (45,000 tons), as well as for the primary raw materials, phosphate rock (100,000 tons), sulfur (10,000 tons) and ammonia

(25,000 tons). All of the phosphate rock used by the Company is purchased pursuant to a single supply contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco. See "--Raw
Materials--Phosphate Rock."

     The plant site fronts a deep-water channel that provides direct access to the Gulf of Mexico. The complex contains docks and off-loading facilities for receiving shipload quantities of phosphate rock, sulfur and ammonia, and for
out- loading DAP.   The plant's location on deep water provides the Company
with an outbound freight cost advantage over central Florida DAP producers with respect to international shipments and domestic shipments along the Mississippi River system.

     The Company has entered into option agreements for the purchase of lands near the Pascagoula facility for construction of a new phosphogypsum disposal facility. Engineering design is currently in progress and permit applications have been filed with the appropriate local, state and federal authorities. This project, which is expected to cost approximately $16.5 million, is scheduled for completion in late 1997.

  Marketing and Distribution

     The Company sells substantially all of its DAP to Atlantic Fertilizer & Chemical Corporation ("Atlantic"), the primary distributor of its DAP products. Atlantic maintains a network of sales agents in the major phosphate fertilizer-consuming nations around the world. Sales to Atlantic are made on an FOB Pascagoula basis at a price which reflects the price Atlantic charges its customers, adjusted to reflect Atlantic's commission. Sales to Atlantic for the export market are backed by standby letters of credit.

     In fiscal 1996, over two-thirds of the Company's DAP was sold into international markets. The largest export markets in fiscal 1996 were China, India and countries in Central and South America. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

POTASH FERTILIZER

  Products

     The Company produces potash at three mines and related facilities near Carlsbad, New Mexico. In fiscal 1996, the Company sold approximately 418,000 tons of potash primarily in granular form. These sales were primarily to customers located west of the Mississippi River. In May 1994, the Company completed an expansion of its Carlsbad facility for $1.6 million, bringing its capacity for granular product to approximately 420,000 tons per year. Sales of potash fertilizer by the Company in fiscal 1996 were $30 million, which represented approximately 7% of net sales.

     The Company's potash is mined from subterranean salt deposits containing a mixture of potassium chloride and sodium chloride. The Carlsbad, New Mexico, potash deposits are located from 800 to 1,200 feet below the surface. Potash is produced in a refining process whereby the potassium chloride is separated from the sodium chloride.

     Prior to the acquisition described below, the Company primarily produced red granular potash. The three principal grades of potash fertilizer are granular, coarse and standard, with granular being the largest particle size. Granular potash is used as a direct-application fertilizer and, among the various grades, is particularly well suited for use in fertilizer blends. Potash is an important fertilizer product for both direct application and for use in blended fertilizer applied to all major types of row crops.

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

     The Company's existing facility is currently producing approximately 420,000 short tons per year of red potash, primarily in granular form. The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 60,000 acres. In addition, the Company holds mineral title to approximately 4,400 acres and fee title to approximately 10,000 acres. Revised estimates of potash ore reserves underlying the Carlsbad properties were compiled in 1981 and 1983. According to these estimates, the Company's reserves were estimated to contain 346.2 million tons of in situ ore with an average grade of 15.25% K20 or 297.9 million tons of recoverable ore with an average grade of 14.88% K20. Since these estimates were made, ore extracted would indicate remaining reserves of 330 million tons of in situ ore with an average grade of 15.26% K2O or 281 million tons of recoverable ore with an average grade of 14.88% K2O. This reserve base is estimated to be equivalent to 55 million tons of muriate of potash. At current production rates, the Company's reserves have a remaining life in excess of 100 years.

     In August 1996, the Company acquired substantially all the assets of two New Mexico potash producers--New Mexico Potash Corporation and Eddy Potash, Inc., from Trans-Resources, Inc., for $45 million, plus an adjustment for working capital on hand at closing (approximately $10 million). Currently, these new acquisitions are being operated as subsidiaries of Mississippi Potash, Inc. These two mines, located near Carlsbad, New Mexico, have a combined annual production capacity of approximately 870,000 tons. The New Mexico Potash Corporation mine produces white potash for use by both agriculture and industry in standard, coarse and granular forms. The Eddy Potash, Inc., mine produces red potash for agriculture in standard, coarse and granular forms, and white chemical and soluble grades for industrial users.

  Marketing and Distribution

     The substantial majority of the Company's agricultural potash sales are in domestic markets in the southern states west of the Mississippi River where it and other Carlsbad potash producers enjoy freight cost advantages over Canadian and overseas potash producers. Consistent with the Company's strategy to maximize "net backs" (sales less distribution and delivery expense) and increase profit margins, domestic sales are targeted for locations along the freight route of the Santa Fe Railroad. Domestic potash marketing is performed by the Company's sales staff. The Company's export sales are made through Potash Corporation of Saskatchewan Sales Limited. While the typical primary export market for the Company's potash is Latin America, the majority of fiscal 1996 export sales were to Mexico and

Brazil. Potash for export is transported by rail to terminal facilities in Houston, Texas, where it is loaded onto ocean-going vessels for shipment to export markets.

RAW MATERIALS

  Natural Gas

     Natural gas is the primary raw material used by the Company in the manufacture of nitrogen fertilizer products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia which is then upgraded into other nitrogen fertilizer products. During fiscal 1996, the cost of natural gas represented approximately 73% of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic viability of the Company's nitrogen business depends upon the availability of competitively priced natural gas.

     In today's natural gas market, the Company's total natural gas cost generally consists of two components--the market price of the natural gas in the producing area at the point of delivery into a pipeline and the fee charged by the pipeline for transporting the natural gas to the Company's plants. The cost of the transportation component can vary substantially depending on whether or not the pipeline has to compete for the business. Therefore, it is extremely important to the Company's competitiveness that it have access to multiple natural gas transportation services. In addition to the impact on transmission costs, access alternatives enable the Company to benefit from natural gas price differences that may exist from time to time in the various natural gas-producing areas. In recent years, the Company has improved the natural gas purchasing logistics of its nitrogen facilities.

     The majority of the 54,000 Mcf per day natural gas requirements of the Yazoo City facility is currently being furnished by Sonat Marketing Company ("Sonat"), an affiliate of Southern Natural Gas Company ("Southern"). In 1995, the Company entered into a long-term natural gas purchase agreement with Sonat. Deliveries under the Sonat agreement began on January 1, 1996. The Sonat agreement provides for market-sensitive pricing and a firm-delivery supply commitment. The balance of the natural gas requirements of the Yazoo City facility is supplied by Pursue Energy Corporation ("Pursue") from its natural gas reserves located in Rankin County, Mississippi. It is anticipated that this purchase arrangement will continue for the foreseeable future. The Yazoo City facility is directly connected to the interstate pipeline system operated by Southern. In addition, the Company recently purchased a 60-mile, 12-inch diameter natural gas pipeline which provides the plant with direct access to the Pursue reserves, an additional interstate pipeline and a large intrastate gathering and transmission system in southern Mississippi. As a result of this multiple source access, the Company benefits from competition for the transportation and supply of natural gas.

     The natural gas requirements of the Triad facility are approximately 50,000 Mcf per day. The Triad facility is located in one of the primary gas-producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from intense competition among those suppliers. Currently, the plant's requirements are being supplied by three of the intrastate lines under various pricing arrangements. Generally, these contracts impose firm delivery obligations at market-sensitive prices. In addition, the Company purchases gas for Triad on the spot market pursuant to 30-day fixed-price contracts. As a result of Triad's favorable access to natural gas supplies, the Company believes that the loss of any particular supplier would not have a material impact on plant operations. There have been no significant supply interruptions at the Triad facility.

     Natural gas prices have risen significantly since December 1995. The harsh winter of 1995-1996 is primarily responsible for much of this increase. Although long-term natural gas supplies appear adequate to meet projected demand, gas prices can be significantly influenced by short-term fundamentals such as weather, storage levels, gas transportation interruptions and competing fuel prices. The Company uses natural gas futures contracts to hedge against the risk of short-term market fluctuations in the cost of natural gas.

  Phosphate Rock

     Phosphate rock is one of the primary raw materials for the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock are approximately 1.2 million tons per year. As of September 15, 1991, the Company entered into a ten-year contract with Office Cherifien des Phosphates ("OCP") to supply all of the phosphate rock requirements of the Pascagoula facility. This contract has been amended and its term extended to June 30, 2003. OCP, the national phosphate company of Morocco, is the world's largest producer and exporter of phosphate rock and upgraded phosphates as a company. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the operating performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed and its DAP operations are not profitable. As a result, the Company has been able to sustain its operations since reopening the Pascagoula facility in December 1991, despite a sustained period of low prices for phosphate products during fiscal 1993 and 1992. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be good.

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

  Ammonia

     Heavy demand for ammonia, which began in 1994, continued into 1995. This demand is from both the industrial and agricultural markets. However, prices have declined somewhat from the level reached during spring 1995, but remain at relatively high levels. The Company expects to become a net seller of ammonia with the construction of additional ammonia capacity in Yazoo City and Trinidad and the pending purchase of First Mississippi Corporation's fertilizer business.

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

     Through Atlantic, the Company sells over two-thirds of its DAP in international markets. The United States phosphate industry has become more concentrated as a result of recent consolidations and joint ventures, and the Company is significantly smaller than most of its competitors in terms of resources and sales. Most of the Company's principal competitors have captive sources of some or all of the raw materials, and this may provide them with cost advantages. The Company's long-term phosphate rock contract with its flexible pricing mechanism is a key element to the Company's ability to compete.

     Most potash consumed in the United States is provided by large Canadian producers who have economies of scale and lower variable costs than their U.S. counterparts. Over 80% of United States potash production capacity is located in the Carlsbad, New Mexico, area. While the Carlsbad producers have higher mining costs than the Canadian producers, this disadvantage is offset by logistical and freight advantages in certain markets in the southwestern United States and the lower United States corn belt. The Company competes in these markets primarily with two other Carlsbad potash producers.

RESEARCH AND DEVELOPMENT

     The Company has a research and development staff of 12 full-time professional employees whose activities relate primarily to the improvement of existing products. The expenditures on research activities sponsored by the Company during fiscal 1996, 1995 and 1994 were approximately $1.2 million, $1.3 million and $1.4 million, respectively.

EMPLOYEES

     As of June 30, 1996, the Company employed approximately 1,008 persons at all locations. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company's operations are subject to federal, state and local laws and regulations pertaining to the environment, among which are the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Emergency Response Compensation and Liability Act, the Toxic

Substances Control Act and various state statutes. The Company's facilities require operating permits that are subject to review by governmental agencies. The Company believes that its policies and procedures now in effect are generally in compliance with applicable laws and with the permits relating to the facilities.

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

     Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 1996--$920,000; 1995--$7,750,000; and 1994--$619,000.

     Environmental capital expenditures are expected to be approximately $9.0 million for fiscal 1997. These funds relate in large part to the development of a new gypsum disposal facility at Pascagoula. The estimated cost of this facility is expected to be $17.0 million, which amount will be expended over an estimated 32 months. The Company is currently seeking the necessary permits for its development.

     During fiscal 1994, the Company charged to its earnings approximately $6.1 million relating to the estimated cost of the future closure of the existing gypsum disposal facility located at Pascagoula. The Company charged an additional $564,000 in 1996 and $562,000 in 1995 toward this estimated cost of closure. The total accrual of approximately $7.2 million relates to the portion of the disposal facility utilized to date. In future years, the Company expects to record additional charges of approximately $1.9 million related to the anticipated closure costs of the gypsum disposal facility.
These charges will be recorded over the estimated four-year remaining life of the facility.

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

     The Company's plants are complete with necessary support facilities, such as roads, railroad tracks, storage, offices, laboratories, warehouses, machine shops and loading facilities. Adequate supplies of water and electric power are available at all locations. In addition to the fertilizer storage facilities at Yazoo City and Pascagoula, Mississippi; Carlsbad, New Mexico; and Donaldsonville, Louisiana, the Company also owns or leases 15 major fertilizer storage and distribution facilities at other locations in Alabama, Arkansas, Georgia, Mississippi, Tennessee and Texas, with a total system-wide storage capacity of approximately 220,000 tons.

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

ITEM 3.    LEGAL PROCEEDINGS

    Cleve Reber CERCLA Site. Triad has received and responded to letters issued by the United States Environmental Protection Agency ("EPA") under
Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relative to the possible disposition of Triad waste at the disposal site identified as the Cleve Reber site in Ascension Parish, Louisiana. It is Triad's position that, based upon available information and records, Triad did not utilize the Cleve Reber site for the disposition of hazardous material, and it does not appear that Triad has any responsibility for investigation and cleanup on this site. It should be noted that the EPA is contemplating an action under the Resource Conservation and Recovery Act,
Section 7003, as well as the CERCLA action mentioned above.  The EPA has issued
Section 106 orders against the major contributors at the site for cleanup.
They are now engaged in negotiations for cleanup. Two years ago, , Triad received a supplemental 104(e) request for information from the EPA, indicating the EPA's renewed interest in pursuing Potential Responsible Persons at the site. Triad filed a Freedom of Information Act request to investigate allegations that some plant trash from Triad may have been disposed of at the Cleve Reber site. In the opinion of management, the likelihood of the CERCLA investigation resulting in a loss in a material amount is remote.

    In early 1996, a class action suit was brought against Triad and other companies allegedly involved in the site based upon toxic torts alleged to have resulted from the presence of contaminants at the Cleve Reber site. Triad has not been served with process in the case. In the opinion of management, based upon available information, the likelihood that these proceedings will result in a loss in a material amount is remote. Triad is monitoring the case while awaiting service of process.

           Terra International, Inc. On August 31, 1995, the Company filed suit in federal court in Mississippi against Terra International, Inc. ("Terra") seeking a declaratory judgment and other relief establishing that certain technology relating to the design of an ammonium nitrate neutralizer which the Company licensed to Terra is not defective and was not the cause of an explosion which occurred in 1994 at Terra's Port Neal, Iowa, fertilizer facility. The Company is also seeking damages for defamation based on Terra's public statement related to the Company's alleged role in the explosion. Also, on August 31, 1995, Terra filed suit in federal court in Iowa against the Company seeking damages caused by the explosion. Terra alleges that the Company negligently designed the ammonium nitrate neutralizer technology licensed to Terra and that that design defect led to the Port Neal explosion. Discovery in this case is underway and is scheduled to run through December 31, 1997. Trial is tentatively scheduled to begin in the summer of 1998. The Company intends to vigorously defend itself against Terra's allegations and plans to fully prosecute its defamation claim.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The following table presents dividends paid per share and the high and low price range for the Company's common stock for fiscal 1996 and fiscal 1995.

                                                             Year Ending June 30, 1996
                                      -----------------------------------------------------------------
                                       1st Q               2nd Q              3rd Q             4th Q
                                      -------            --------           --------          ---------
 Dividends paid per share             $ 0.08            $  0.08            $  0.10            $  0.10


 Common stock price range
      - high                          $23.88             $25.13             $24.75             $22.50
      - low                           $19.88             $21.00             $19.75             $19.25


                                                          Year Ending June 30, 1995
                                      -----------------------------------------------------------------
                                       1st Q               2nd Q             3rd Q             4th Q
                                      -------            --------           --------          ---------
 Dividends paid per share             $    -             $    -             $ 0.08             $ 0.08

 Common stock price range
   -  high                            $19.25             $19.00             $19.88             $20.13
   -  low                             $15.00             $14.75             $16.50             $15.38


    The Company's common stock is listed on the Nasdaq Stock Market's National Market under the symbol "MISS." As of September 18, 1996, shareholders of record numbered approximately 10,700.

ITEM 6.    SELECTED FINANCIAL DATA

                                                               Fiscal Year Ended June 30
                                        ----------------------------------------------------------------------
                                           1996           1995           1994           1993           1992
                                        ----------     ----------     ----------     ----------     ----------
                                                         (In thousands, except per-share data)

 Income Statement Data:
 ---------------------
 Net sales                             $  428,789     $  388,154     $   309,360    $   289,125    $   239,657

 Operating income                      $   84,818     $   80,969     $    37,905    $    29,180    $    40,804


 Income from continuing operations
   before cumulative effect of
   change in accounting principle      $   54,178     $   52,230     $    26,912    $    22,681    $    31,349

 Net income                            $   54,178     $   52,230     $    36,523    $     4,790    $    13,003

 Income from continuing operations
   assuming conversion from a
   cooperative    to    a    regular
 business                                     N/A            n/a     $    21,415    $    17,533    $    22,821
   corporation  as  of July  1, 1991
 (1)


 Earnings per share (2)                $     2.46     $     2.34     $      1.10    $      0.92    $      1.23

 Weighted average common shares
   outstanding (3)                         21,980         22,365          19,454         19,035         18,521

                                                                        June 30
                                        ----------------------------------------------------------------------
                                           1996           1995           1994           1993           1992
                                        ----------     ----------     ----------     ----------     ----------
                                                         (In thousands, except per-share data)
 Balance Sheet Data:
 ------------------

 Working capital                       $   81,613     $   70,790     $    34,931    $    22,802    $    35,225


 Total assets                          $  341,006     $  302,215     $   298,430    $   296,053    $   303,158

 Long-term debt, excluding
   long-term debt due within one
 year                                  $        -     $    2,478     $    57,217    $    52,357    $    59,333


 Shareholders' equity                  $  247,825     $  227,307     $   142,956    $   119,574    $   128,195

 Cash dividends declared per
   common share (4)                    $     0.36     $     0.16     $         -    $         -    $         -

(1) For 1994, 1993 and 1992, the Company operated as a cooperative and realized deductions for income taxes for amounts paid in cash as patronage refunds to its shareholder-members. If the conversion from a cooperative to a regular business corporation had occurred as of July 1, 1991, income taxes would have been increased by the following approximate amounts: $5.5 million, $5.1 million and $8.5 million for fiscal 1994, 1993 and 1992, respectively.

(2) For 1994, 1993 and 1992, earnings per share reflect the reorganization of the Company from a cooperative to a regular business corporation as if it had occurred July 1, 1991, and is based on income from continuing operations.

(3) For 1994, 1993 and 1992, weighted average common shares outstanding reflect the reorganization of the Company from a cooperative to a regular business corporation as if it had occurred July 1, 1991.

(4) For 1994, 1993 and 1992, the Company operated as a cooperative and paid cash patronage refunds in lieu of cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's results of operations have historically been influenced by a number of factors beyond the Company's control which have, at times, had a significant effect on the Company's operating results. Fertilizer demand and prices are highly dependent upon conditions in the agricultural industry and can be affected by a variety of factors, including planted acreage, United States government agricultural policies, projected grain stocks, weather and changes in agricultural production methods. The Company's results can be affected by such factors as the relative value of the U.S. dollar, foreign agricultural policies (in particular the policies of the governments of India and China regarding subsidies of fertilizer imports), and the hard currency demands of countries such as the former Soviet Union.

        The Company's fiscal 1996 results reflect record sales, operating income and net income. Net sales increased 10.5% to $428.8 million from $388.2 million in 1995. Operating income increased 4.8% to $84.8 million from $81.0 million in 1995, and net income increased 3.7% to $54.2 million from $52.2 million in 1995. These results reflect higher sales prices for nitrogen and DAP and higher sales volumes for all product groups. Sales volumes were favorably impacted by a carryover effect caused by slow product movement resulting from adverse weather conditions in May and June of 1995. These increases were partially offset by lower ammonium nitrate sales volumes during the current year due to the absence of tonnage obtained through a contract with Air Products and Chemicals, Inc. ("Air Products"), in the prior fiscal year, which is no longer in effect. The Company purchased approximately 144,000 tons of ammonium nitrate from Air Products in fiscal 1995 compared to 2,400 tons during fiscal 1996. The average sales price per ton of nitrogen fertilizer increased to $144 in fiscal 1996 from $138 in fiscal 1995. For fiscal 1996, the average sales price of DAP was $188 per ton compared to $165 per ton for fiscal 1995. The average sales price of potash decreased to $71 in fiscal 1996 from $77 in fiscal 1995.

        During the current year, a favorable worldwide supply/demand balance for nitrogen and DAP fertilizers caused sales prices to increase. However, during the fourth quarter, adverse weather patterns affected spring demand and resulted in lower than expected sales volumes for the Company's products. In response, nitrogen prices, particularly ammonia and urea, weakened. Looking forward, fertilizer market fundamentals remain strong. U.S. and world grain stocks continue at their lowest level in more than two decades. Total acreage planted during fiscal 1996 increased more than 15 million acres over last year's levels, and industry analysts expect a further increase in planted acres for 1997. This, coupled with rising global food demand, should translate into high levels of fertilizer consumption for the upcoming fiscal year.

        Prices for natural gas, a significant raw material in the production of nitrogen fertilizers, have risen significantly since December 1995. Much of the recent increase is attributed to difficulties in replenishing natural gas inventories following the harsh winter of 1995-1996. Although long-term natural gas supplies appear adequate to meet projected demand, gas prices can be significantly influenced by short-term fundamentals such as weather, storage levels, gas transportation interruptions and competing fuel prices. This price volatility is expected to continue.

RESULTS OF OPERATIONS

 Following are summaries of the Company's sales results by product categories:

                                                Fiscal Year Ended June 30
                                    --------------------------------------------------
                                        1996              1995               1994
                                    ------------      -------------      -------------
                                                       (In thousands)
Net Sales:
  Nitrogen                          $    255,195      $     240,692      $     199,918
  DAP                                    142,084            117,495             83,367
  Potash                                  29,553            27,433              24,084
  Other                                    1,957             2,534               1,991
                                    ------------      -------------      -------------


  Net Sales                         $    428,789      $     388,154      $     309,360
                                    ============      =============      =============


                                                Fiscal Year Ended June 30
                                    --------------------------------------------------
                                        1996              1995               1994
                                    ------------      -------------      -------------
                                                       (In thousands)
Tons Sold:
  Nitrogen                               1,770              1,748             1,643
  DAP                                      754                713               638
  Potash                                   418                357               330


                                                Fiscal Year Ended June 30
                                    --------------------------------------------------
                                        1996              1995               1994
                                    ------------      -------------      -------------
Average Sales Price
  Per ton:
    Nitrogen                        $      144        $       138        $      122
    DAP                             $      188        $       165        $      131
    Potash                          $       71        $        77        $       73

FISCAL 1996 COMPARED TO FISCAL 1995

    Net Sales. Net sales increased 10.5% to $428.8 million in fiscal 1996 from $388.2 million in fiscal 1995, primarily as a result of higher sales prices for nitrogen and DAP fertilizers and increased sales volumes for all product groups. Nitrogen fertilizer sales increased 6.0% as a result of a 4.7% increase in prices and a 1.3% increase in tons sold. During fiscal 1996, the Company's ammonium nitrate sales decreased 6.1% primarily due to the absence of tonnage obtained through a contract with Air Products in the prior year which is no longer in effect. Sales of DAP increased 20.9% as a result of a 14.4% increase in prices and a 5.7% increase in tons sold. Potash sales increased 7.7% as a result of a 17.1% increase in tons sold partially offset by an 8.0% decrease in prices.

    Cost Of Products Sold. Cost of products sold increased to $291.4 million in fiscal 1996 from $254.6 million in fiscal 1995. As a percentage of net sales, cost of products sold increased to 68.0% in fiscal 1996 from 65.6% in fiscal 1995. This increase, as a percentage of net sales, reflects increases in the production cost per ton for nitrogen fertilizers and DAP partially offset by higher sales prices for nitrogen and DAP. During the current fiscal year, the Company incurred higher costs related to its nitrogen products due to higher natural gas costs, increased purchases of ammonia used as a raw material and upgraded to other nitrogen fertilizer products and higher maintenance and labor costs. Maintenance and labor costs were higher due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility in fiscal 1996. Purchases of ammonia also increased as a result of the scheduled turnaround which reduced supplies of internally produced ammonia.

    DAP costs per ton increased during fiscal 1996 as a result of higher costs for raw materials, primarily phosphate rock. Phosphate rock costs increased due to the Company's phosphate rock supply contract which bases the price of this raw material on the phosphate rock costs incurred by certain domestic phosphate producers and on the financial performance of the Company's phosphate operations.

    Potash production costs per ton increased 5.5% primarily due to lower volumes produced at the Carlsbad facility during the current year. Production levels were lower primarily due to a low ore grade resulting from a salt deposit that was encountered during January and February of the current year.

    Selling Expenses. Selling expenses decreased to $27.9 million in fiscal 1996 from $29.2 million in fiscal 1995. As a percentage of net sales, selling expenses decreased to 6.5% in fiscal 1996 from 7.5% in fiscal 1995. This decrease was the result of increased sales prices for DAP and nitrogen fertilizers and lower delivery costs during the current year due to a product mix that included a lower percentage of tons sold on a delivered basis. These decreases were partially offset by higher storage costs during the current year.

    General And Administrative Expenses. General and administrative expenses increased to $24.7 million in fiscal 1996 from $23.3 million in fiscal 1995. This increase was primarily due to increased franchise taxes, higher depreciation expense and decreased service fees received from a former subsidiary which reduced the Company's general and administrative expenses in the prior year. As a percentage of net sales, general and administrative expenses decreased to 5.8% in fiscal 1996 from 6.0% in fiscal 1995. This decrease was primarily the result of increased sales prices for DAP and nitrogen fertilizers.

    Operating Income. As a result of the above factors, operating income increased to $84.8 million in fiscal 1996 from $81.0 million in fiscal 1995, a 4.8% increase.

    Interest, Net. For fiscal 1996, net interest income was $2.2 million compared to net interest expense of $52,000 in fiscal 1995. This change is primarily a reflection of lower interest expense incurred during the current year resulting from lower levels of borrowings. The Company had no long-term debt at June 30, 1996. The Company also experienced higher interest income during the current year due to higher levels of investments.

    Income Tax Expense. Income tax expense increased to $34.3 million in fiscal 1996 from $29.2 million in fiscal 1995. This increase is the result of the change in earnings during the current year and the utilization of alternative minimum tax credits during the prior year.

    Net Income. As a result of the foregoing, net income increased to $54.2 million in fiscal 1996 from $52.2 million in fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

    Net Sales. Net sales increased 25.5% to $388.2 million in fiscal 1995 from $309.4 million in fiscal 1994, primarily as a result of higher sales prices and increased sales volumes for nitrogen and DAP fertilizers. Nitrogen fertilizer sales increased 20.4% as a result of a 6.4% increase in tons sold and a 12.8% increase in prices. In fiscal 1995, the Company agreed to purchase all of the ammonium nitrate fertilizer produced by Air Products at its Pace, Florida, manufacturing facility. The Company purchased approximately 144,000 tons of ammonium nitrate from Air Products during fiscal 1995. Sales of DAP increased 40.9% as a result of a 26.1% increase in prices and an 11.8% increase in tons sold. Potash sales increased 13.9% as a result of an 8.2% increase in tons sold and a 5.2% increase in prices.

    Cost Of Products Sold. Cost of products sold increased to $254.6 million in fiscal 1995 from $216.2 million in fiscal 1994. As a percentage of net sales, cost of products sold decreased to 65.6% in fiscal 1995 from 69.9% in fiscal 1994. This decrease reflects increases in sales prices for all products and a reduction in the production cost per ton for nitrogen fertilizers and potash offset by increases in the production cost per ton of DAP. During the current fiscal year, the Company incurred higher costs related to its nitrogen products due to increased purchases of finished products. Nitrogen fertilizer production cost per ton decreased due to lower prices paid for natural gas during the current year and lower maintenance and labor costs due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility during the prior year.

    DAP costs per ton increased during fiscal 1995 as a result of higher raw material costs, primarily for ammonia and sulfur. Phosphate rock costs also increased during the year due to the operation of the Company's phosphate rock supply contract which bases the price of phosphate rock on the phosphate rock costs incurred by certain domestic phosphate producers and on the financial performance of the Company's phosphate operations.

    Potash production costs per ton decreased as a result of increased production volume during the current fiscal year resulting from an expansion which was completed in May 1994. This expansion increased potash production capacity from approximately 300,000 tons to approximately 420,000 tons per year.

    Selling Expenses. Selling expenses decreased to $29.2 million in fiscal 1995 from $29.3 million in fiscal 1994. As a percentage of net sales, selling expenses decreased to 7.5% in fiscal 1995 from 9.5% in fiscal 1994. Factors contributing to this decrease were increased sales prices for all products and an increase in DAP sales which bore no delivery expense. Also, the Company sold more of its nitrogen products directly from production facilities, thereby eliminating delivery and storage expense on those sales.

    General And Administrative Expenses. General and administrative expenses increased to $23.3 million in fiscal 1995 from $19.9 million in fiscal 1994. This increase was primarily due to increased expenses related to the purchase of a new computer system and an increase in the Company's reserve for uncollectible accounts. As a percentage of net sales, general and administrative expenses decreased to 6.0% in fiscal 1995 from 6.4% in fiscal 1994. This decrease was primarily the result of increased sales prices for all products.

    Operating Income. As a result of the above factors, operating income increased to $81.0 million in fiscal 1995 from $37.9 million in fiscal 1994, a 113.6% increase.

    Interest, Net. Net interest decreased to $52,000 in fiscal 1995 from $4.0 million in fiscal 1994. This decrease is primarily a reflection of lower levels of borrowings due to the repayment of debt from the proceeds of a stock offering in August 1994. The Company also had higher earnings due to higher levels of investments and higher rates earned on these investments during fiscal 1995.

    Income Tax Expense. Income tax expense increased to $29.2 million in fiscal 1995 from $6.0 million in fiscal 1994. The Company's effective tax rate increased significantly in the current fiscal year as a result of the conversion from a cooperative to a regular business corporation on July 1, 1994. As a cooperative, earnings on business done with shareholders were distributed to shareholders as patronage refunds which were deductible for income tax purposes.

    Income From Continuing Operations Before Cumulative Effect Of Change In Accounting Principle. As a result of the foregoing, income from continuing operations before the cumulative effect of a change in accounting principle increased to $52.2 million in fiscal 1995 from $26.9 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company had cash and cash equivalents of $60.2 million, compared to $29.6 million at June 30, 1995, an increase of $30.6 million. At June 30, 1995, cash and cash equivalents had increased to $29.6 million from $23.2 million at June 30, 1994, an increase of $6.4 million.

    Operating Activities. For fiscal 1996, 1995 and 1994, net cash provided by operating activities was $94.6 million, $78.7 million and $39.8 million, respectively.

    Investing Activities. Net cash used by investing activities was $27.1 million, $26.9 million and $25.4 million, respectively, for fiscal 1996, 1995 and 1994, primarily reflecting capital expenditures in those periods. In fiscal 1996 and 1995, these expenditures were partially offset by the receipt of option payments related to the Company's Florida phosphate rock properties. Fiscal 1996 and 1995 also included $12.0 million and $1.1 million, respectively, related to the Company's investment in Farmland MissChem Limited, the Company's 50-50 joint venture formed to construct and operate an ammonia plant in The Republic of Trinidad and Tobago. Cash flows from investing activities for fiscal 1995 and 1994 combined reflect an aggregate of $13.1 million in payments required under a newsprint purchase contract with its former subsidiary, Newsprint South, Inc. ("NSI"). In fiscal 1994, the Company also incurred $10.8 million in payments made to settle certain obligations in connection with the disposition of NSI.

    Capital expenditures were $16.1 million during fiscal 1996. These expenditures were for normal improvements and modifications to the Company's facilities.

    Financing Activities. Net cash used by financing activities was $36.9 million, $45.4 million, and $13.2 million, respectively, for fiscal 1996, 1995 and 1994. During fiscal 1996, the amounts used by financing activities included $25.9 million for the purchase of treasury stock and $7.9 million in cash dividends. The Company also had debt payments of $3.2 million which included $2.4 million in prepayments. During fiscal 1995, financing activities included $47.4 million in proceeds received from a stock offering in August 1994. These proceeds were subsequently used to prepay approximately $29.0 million of the Company's long-term debt and a portion of the Company's revolving credit facility. The Company also paid $5.7 million to its shareholders related to the reorganization of the Company, $3.7 million in cash dividends and $4.8 million to purchase treasury stock. In addition, the Company paid $14.8 million in cash patronage refunds related to fiscal 1994, when the Company operated as a cooperative. For fiscal 1994, the amounts used by financing activities included cash patronage payments of

$13.4 million and $11.2 million in payments on long-term debt that matured during the year. Also during fiscal 1994, the Company prepaid $12.2 million of long-term debt with the National Bank for Cooperatives ("CoBank") which had maturities through fiscal 1998.

    During April 1996, the Company entered into a $125 million credit facility with NationsBank of Tennessee, N.A. ("NationsBank"), as agent for a syndicate of commercial banks, replacing all previous lines the Company had with NationsBank. Under this new facility, the Company has a $40 million short-term line of credit and an $85 million revolving line of credit with a term of three years. These lines of credit will bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate. The Company also has a $5 million short-term line of credit with a financial institution. During fiscal 1996, the Company had no outstanding borrowings under any of its lines of credit.

    The Company has entered into a 50-50 joint venture ("Farmland MissChem Limited") with Farmland Industries, Inc., to construct and operate a 2,040-short-ton-per-day anhydrous ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. The project is expected to cost approximately $330 million. The portion of the project cost in excess of required equity contributions is to be financed by the joint venture on a non-recourse project basis. Startup of the facility is scheduled for mid-1998.

    In late fiscal 1996, the Company began an expansion at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650-ton-per-day nitric acid plant, a new 500-ton-per-day ammonia plant and modifications to its ammonium nitrate plant to increase production from approximately 750,000 to 950,000 tons per year. The Company estimates that the total cost of the expansion will be $130 million. This expansion is scheduled to be fully operational during the first half of 1998.

    In August 1996, two of the Company's indirect subsidiaries acquired substantially all of the assets of New Mexico Potash Corporation and Eddy Potash, Inc., subsidiaries of Trans-Resources, Inc., for $45 million, plus an adjustment for working capital on hand at closing (approximately $10 million). The assets purchased included the two Trans-Resources mines located near Carlsbad, New Mexico, with an annual production capacity of approximately 870,000 tons of potash.

    The Company anticipates financing all projects, including its equity contribution to the Farmland MissChem Limited project, with existing cash, cash generated from operations, and available lines of credit. The Company also believes that these sources will be sufficient to satisfy any other financing needs in the foreseeable future.

DISCONTINUED OPERATIONS

    On June 30, 1994, the Company disposed of a majority of its interest in NSI. This action was taken due to substantial losses incurred to date by NSI and the expectation of continuing losses. The transaction involved a transfer by the Company of 70% of its economic interest in NSI to various individuals designated by the lessor of the newsprint facility leveraged lease. The Company did not retain any voting interest in NSI. The disposition of NSI allows the Company to focus its attention on its core fertilizer business.

    Under the terms of the transaction, the Company paid $19.0 million to NSI in various forms, including capital contributions, payments in liquidation of the Company's obligations under a newsprint purchase contract and certain tax-compensating payments pursuant to a tax-sharing agreement. Prior loans in the amount of approximately $13.7 million made by the Company to NSI pursuant to a newsprint purchase contract between the Company and NSI were converted to capital. Pursuant to the transaction, the Company also purchased from NSI its CoBank common stock for $4.0 million. This stock is being redeemed at the face amount by CoBank over a four-year period.

    Subsequent to this transaction, the Company is accounting for its continuing interest in NSI using the cost method of accounting for investments. In connection therewith, the Company wrote up to zero its negative investment in NSI of $39.7 million as it will have no continuing obligation to fund any of NSI's future losses.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants

To the Board of Directors and
    the Shareholders of
    Mississippi Chemical Corporation:

    We have audited the accompanying consolidated balance sheets of Mississippi Chemical Corporation (a Mississippi corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the three years ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mississippi Chemical Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the three years ended June 30, 1996, in conformity with generally accepted accounting principles.

    As explained in Note 1 to the consolidated financial statements as of July 1, 1993, the Company has given cumulative effect to the change in accounting for income taxes under Statement of Financial Accounting Standards No. 109.

Arthur Andersen LLP


Memphis, Tennessee,
July 29, 1996

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                             June 30
                                                                                  ----------------------------
                                                                                      1996           1995
                                                                                  -----------     ------------
 ASSETS                                                                               (Dollars in thousands)
 Current Assets:
      Cash and cash equivalents                                                   $    60,214     $     29,617
      Accounts receivable (less allowances of $1,200 and $1,000)                       34,630           30,424
      Inventories                                                                      40,633           50,315
      Prepaid expenses and other current assets                                         3,956            3,012
      Deferred income taxes                                                             2,216            1,929
                                                                                  -----------     ------------
                  Total current assets                                                141,649          115,297

 Investments and other assets:
      Investments                                                                      15,478            4,087
      Other                                                                            12,189           10,275
                                                                                  -----------     ------------
                  Total investments and other assets                                   27,667           14,362

 Properties held for sale                                                              52,919           52,919

 Property, plant and equipment, at cost, less
      accumulated depreciation, depletion and amortization                            118,771          119,637
                                                                                  -----------     ------------
                                                                                  $   341,006     $    302,215
                                                                                  ===========     ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Long-term debt due within one year                                          $        78     $        775
      Accounts payable                                                                 46,013           31,520
      Accrued liabilities                                                               8,707            8,799
      Income taxes payable                                                              5,238            3,413
                                                                                  -----------     ------------
                  Total current liabilities                                            60,036           44,507

 Long-term debt                                                                             -            2,478

 Other long-term liabilities and deferred credits                                      18,218           15,167

 Deferred income taxes                                                                 14,927           12,756


 Commitments and contingencies (see Notes 8 and 13)

 Shareholders' equity:
 Common stock ($.01 par; authorized 100,000,000 shares;
    issued 22,903,450 in 1996 and 22,898,253 in 1995)                                     229              229
      Additional paid-in capital                                                      178,364          178,332
      Retained earnings                                                                99,814           53,520
      Treasury stock, at cost (1,550,000 shares in 1996 and 300,000 shares in
      1995)                                                                           (30,582)          (4,774)
                                                                                  -----------     ------------
                  Total shareholders' equity                                          247,825          227,307
                                                                                  -----------     ------------
                                                                                  $   341,006     $    302,215
                                                                                  ===========     ============

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------

                                                                          Year Ended June 30
                                                       -------------------------------------------------------
                                                             1996                1995                1994
                                                       --------------      ---------------    ----------------
                                                             (Dollars in thousands, except per-share data)
 Net Sales                                             $      428,789      $        388,154   $        309,360

 Operating expenses:
      Cost of products sold                                   291,403               254,629            216,204
      Selling                                                  27,856                29,212             29,339
      General and administrative                               24,712                23,344             19,857
      Provision for closure of gypsum disposal area
                                                                    -                     -              6,055
                                                       --------------      ----------------   ----------------

                                                              343,971               307,185            271,455
                                                       --------------      ----------------   ----------------


 Operating income                                              84,818                80,969             37,905

 Other income (expense):
      Interest, net                                             2,229                   (52)            (3,991)
      Restructuring                                                 -                     -             (1,402)
      Other                                                     1,446                   491                421
                                                       --------------      ----------------   ----------------

 Income from continuing operations before
      income taxes and cumulative effect of
      change in accounting principle                           88,493                81,408             32,933

 Income tax expense                                            34,315                29,178              6,021
                                                       --------------      ----------------   ----------------

 Income from continuing operations before
      cumulative effect of change in accounting
      principle                                                54,178                52,230             26,912


 Discontinued operations:
      Loss from discontinued operations (less
 applicable income tax credits of $5,314)                           -                     -            (23,987)

      Gain on disposal of discontinued operations
          (including applicable income tax credits
          of $4,030)                                                -                     -             39,747

 Cumulative effect to July 1, 1993, of change
      in accounting for income taxes                                -                     -             (6,149)
                                                       --------------      ----------------   ----------------

 Net income                                            $       54,178      $         52,230   $         36,523
                                                       ==============      ================   ================


 Earnings per share (see Note 1)                       $         2.46      $           2.34
                                                       ==============      ================


      The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------

                              Cooperative              Additional    Capital     Retained
                                Common       Common     Paid-in      Equity      Earnings     Treasury
                                Stock        Stock      Capital      Credits     (Deficit)     Stock       Total
                              --------      --------   ---------    --------     --------     --------    --------
                                                              (Dollars in thousands)
Balances,
     June 30, 1993            $ 27,933      $      -   $  65,692    $ 62,352     $(36,403)    $      -    $119,574
     Net income                      -             -           -           -       36,523            -      36,523
     Cash patronage                  -             -           -           -      (14,756)           -     (14,756)
     Stock issued                  459             -       1,156           -            -            -       1,615
                              --------      --------   ---------    --------     --------     --------    --------

Balances,
     June 30, 1994              28,392             -      66,848      62,352      (14,636)           -     142,956
     Conversion of
         cooperative stock     (26,375)          155      26,220           -            -            -           -
     Conversion of capital
         equity credits
         and allocated
         surplus accounts           -             41      42,723     (62,352)      19,588            -           -
     Redemptions                (2,017)           (1)     (4,095)          -            -            -      (6,113)
                              --------      --------   ---------    --------     --------     --------    --------

             Subtotal                -           195     131,696           -        4,952            -     136,843


     Net income                      -             -           -           -       52,230            -      52,230
     Stock issued                    -            34      46,636           -            -            -      46,670
     Cash dividends paid             -             -           -           -       (3,662)           -      (3,662)
     Treasury stock purchased        -             -           -           -            -       (4,774)     (4,774)
                              --------      --------   ---------    --------     --------     --------    --------

Balances,
     June 30, 1995                   -           229     178,332           -       53,520       (4,774)    227,307
     Net income                      -             -           -           -       54,178            -      54,178
     Cash dividends paid             -             -           -           -       (7,884)           -      (7,884)
     Treasury stock, net             -             -          32           -            -      (25,808)    (25,776)
                              --------      --------   ---------    --------     --------     --------    --------


Balances,
     June 30, 1996            $      -      $    229   $ 178,364    $      -     $ 99,814     $(30,582)   $247,825
                              ========      ========   =========    ========     ========     ========    ========




  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                               Year Ended June 30
                                                                ----------------------------------------------
                                                                     1996             1995             1994
                                                                ------------     ------------     ------------
                                                                             (Dollars in thousands)
 Cash flows form operating activities:
      Net income                                                $     54,178     $     52,230     $     36,523
      Loss from discontinued operations                                    -                -           23,987
      Gain on disposal of discontinued operations                          -                -          (39,747)
                                                                ------------     ------------     ------------

      Net income from continuing operations                           54,178           52,230           20,763
      Reconciliation of net income from continuing operations
        to net cash provided by operating activities:
            Net change in operating assets and liabilities            21,401           (3,241)          (5,820)
            Depreciation, depletion and amortization                  17,798           17,058           16,967
            Deferred income taxes                                      1,884           11,556            3,302
            Accrual for closure of gypsum disposal area                  564              562            6,055
            Other                                                     (1,206)             555           (1,455)
                                                                ------------     ------------     ------------

 Net cash provided by operating activities                            94,619           78,720           39,812
                                                                ------------     ------------     ------------


 Cash flows from investing activities:
      Purchases of property, plant and equipment                     (16,143)         (22,305)         (11,232)
      Investment in Farmland MissChem Limited                        (11,993)          (1,128)               -
      Proceeds received from option holder                             2,000            3,000                -
      Payments for newsprint contract obligations                          -           (8,751)          (4,338)
      Disposition of Newsprint South, Inc.                                 -                -          (10,848)
      Other                                                             (937)           2,260            1,039
                                                                ------------     ------------     ------------

 Net cash used by investing activities                               (27,073)         (26,924)         (25,379)
                                                                ------------     ------------     ------------

 Cash flows from financing activities:
      Debt payments                                                   (3,175)        (118,567)        (162,183)
      Debt proceeds                                                        -           54,625          161,160
      Purchase of treasury stock                                     (25,890)          (4,774)               -
      Cash dividends paid                                             (7,884)          (3,662)               -
      Cash patronage paid                                                  -          (14,756)         (13,405)
      Proceeds from issuance of common stock                               -           47,401            1,200
      Conversion of common stock                                           -           (5,665)               -
                                                                ------------     ------------     ------------

 Net cash used by financing activities                               (36,949)         (45,398)         (13,228)
                                                                ------------     ------------     ------------

 Net increase in cash and cash equivalents                            30,597            6,398            1,205

 Cash and cash equivalents - beginning of period                      29,617           23,219           22,014
                                                                ------------     ------------     ------------


 Cash and cash equivalents - end of period                      $     60,214     $     29,617     $     23,219
                                                                ============     ============     ============

  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        Mississippi Chemical Corporation
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 June 30, 1996

NOTE 1     - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Financial Statements

    The accompanying consolidated financial statements include the accounts of Mississippi Chemical Corporation, its subsidiaries and its proportionate share of the assets and liabilities of Triad Chemical, a 50%-owned, unincorporated joint venture (collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

    Prior to July 1, 1994, Mississippi Chemical Corporation was organized and operated as a cooperative to manufacture and distribute chemical fertilizer primarily to its shareholder-members. On July 1, 1994, Mississippi Chemical Corporation converted from a cooperative to a regular business corporation (see
Note 2). The Company is a major producer and supplier of nitrogen fertilizers in the southern United States. The Company also manufactures phosphate and potash fertilizers, making it a full product line fertilizer supplier. The Company sells its nitrogen and potash fertilizer products to farmers, fertilizer dealers and distributors primarily for use in the southern farming regions of the United States and areas served by the Mississippi River system. The Company's phosphate fertilizers are sold primarily in international markets.

    The Company has the right to withdraw, at cost, approximately one-half of the production of Triad Chemical and is obligated to withdraw certain minimum quantities as specified by the Products Withdrawal Agreement. Triad Chemical's assets constitute approximately 2.3% and 2.6% of total assets at June 30, 1996 and 1995, respectively.

    On June 30, 1994, the Company disposed of a majority of its interest in its newsprint manufacturing subsidiary, Newsprint South, Inc. ("NSI") (see Note
18).

Inventories

    Inventories are stated at the lower of cost or market. Cost has been determined under a moving average cost method.

Investments

    The Company's investments consist of an investment in the National Bank for Cooperatives ("CoBank") and a 50-50 joint venture ("Farmland MissChem Limited") with Farmland Industries, Inc. (see Note 13). The investment in CoBank is stated at its net present value determined by applying a discount factor to an assumed redemption schedule. The value of this investment will be realized over a period of approximately four years as CoBank redeems its equity in the normal course of its operations.

NOTE 1     - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Properties Held for Sale

    Assets are classified as properties held for sale if the Company is actively engaged in trying to dispose of the assets. These assets are valued at the lower of cost or net realizable value.

Property, Plant and Equipment

    Property, plant and equipment are stated at cost, less accumulated depreciation, depletion and amortization. Expenditures for major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred. Upon sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income. Depreciation of property, plant and equipment is provided over the estimated useful lives of the related assets which range from 3 to 25 years. The Company uses primarily the declining-balance method for assets purchased through June 30, 1995. Effective July 1, 1995, the Company changed its method of depreciating newly acquired, long-lived assets from the declining-balance method to the straight- line method. This change in accounting principle did not have a material effect on the Company's financial statements for the year ended June 30, 1996. Depletion of mineral properties is provided using the units-of-production method over the estimated life of the reserves.

    Interest costs attributable to major construction and other projects under development are capitalized in the appropriate property account and amortized over the life of the related asset.

Income Taxes

    During fiscal 1996 and 1995, the Company operated as a regular business corporation; therefore, the provision for income taxes was based on earnings reported in the financial statements. For fiscal 1994, the provision for income taxes was based on all income not distributed to patrons as patronage refunds since the Company operated as a cooperative in that year.

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which the Company adopted effective July 1, 1993. The cumulative effect of this change in accounting principle decreased net income by $6,149,000 for fiscal 1994.

Hedging Activities

    The Company enters into futures contracts to protect against price fluctuations of natural gas. At the time the futures contracts are closed and the related natural gas is purchased, the Company records a gain or loss from the change in market value of such contracts.

Earnings Per Share

    Earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period plus dilutive common share equivalents arising from stock options using the treasury stock method. Shares used in the calculation were 21,980,267 and 22,365,246 for the years ended June 30, 1996 and 1995, respectively. Fully diluted earnings per share are not significantly different from primary earnings per share.

NOTE 1     - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    Earnings per share for fiscal 1994 are not meaningful and are not presented since the Company operated as a cooperative in that year.

Use of Estimates

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

    In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued, which is effective for fiscal years beginning after December 15, 1995. This statement requires footnote disclosure of the pro forma impact on net earnings and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based awards was recorded in the income statement. The disclosure provisions of this statement will be adopted in fiscal 1997.

    In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This pronouncement requires that long-lived assets be reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of these assets may not be recoverable. Recoverability is measured by comparing the assets' net book value to the estimated future cash flows generated by their use. Impaired assets are recorded at the lesser of their carrying value or fair value. The adoption of this statement had no impact on the Company's financial position or operating results.

Reclassifications

    The Company has reclassified certain prior year information to conform with the current year's presentation.

NOTE 2     - EFFECTS OF REORGANIZATION:

    The Company operated as a cooperative during fiscal year 1994. On June 28, 1994, the shareholder-members of the Company voted to adopt a plan of reorganization (the "Reorganization") which became effective July 1, 1994. Pursuant to the Reorganization, the Company was merged into a newly created, wholly owned subsidiary ("New Company") which is a non- cooperative Mississippi business corporation. In the merger, the common stock of the Company was converted into New Company common stock and/or cash. In addition, holders of Capital Equity Credits and Allocated Surplus Accounts of the Company were offered the right to exchange those interests for New Company common stock. Pursuant to the Reorganization, New Company changed its name to Mississippi Chemical Corporation.

NOTE 3     - INVENTORIES:

    Inventories consisted of the following:

                                                                      June 30
                                                           ---------------------------
                                                              1996             1995
                                                           ----------      -----------
                                                               (Dollars in thousands)
                  Finished products                        $   10,278      $    19,817
                  Raw materials and supplies                    5,096            6,740
                  Replacement parts                            25,259           23,758
                                                           ----------      -----------
                                                           $   40,633      $    50,315
                                                           ==========      ===========

NOTE 4     - PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consisted of the following:

                                                                      June 30
                                                           ---------------------------
                                                              1996             1995
                                                           ----------      -----------
                                                               (Dollars in thousands)
                  Mineral properties                       $   18,574      $    18,574
                  Land                                          8,152            8,079
                  Buildings                                    22,520           22,345
                  Machinery and equipment                     345,595          321,511
                  Construction in progress                      5,041           13,822
                                                           ----------      -----------
                                                              399,882          384,331
                  Less accumulated depreciation,
                      depletion and amortization             (281,111)        (264,694)
                                                           ----------      -----------
                                                           $  118,771      $   119,637
                                                           ==========      ===========

NOTE 5     - CREDIT AGREEMENTS AND LONG-TERM DEBT:

    During April 1996, the Company entered into a $125,000,000 credit facility with NationsBank of Tennessee, N.A. ("NationsBank"), and a syndicate of other commercial banks, replacing all previous lines the Company had with NationsBank. Under this new facility, the Company has a $40,000,000 short-term line of credit and an $85,000,000 revolving line of credit with a term of three years. These lines of credit will bear interest at the prime rate or at rates related to the London Interbank Offered Rate. At June 30, 1996, there were no outstanding borrowings under these commitments.

    Prior to this new agreement, the Company had $15,000,000 in short-term lines with NationsBank and a $50,000,000 long-term revolving credit facility which bore interest at the prime rate or for fixed periods at interest rates related to the London Interbank Offered Rates or U.S. Treasury notes.

    The Company also has a $5,000,000 short-term line of credit with a financial institution which is not part of the syndicate mentioned above. There were no outstanding borrowings under this commitment at June 30, 1996 or 1995.

    Long-term debt consisted of the following:

                                                                          June 30
                                                            -------------------------------
                                                                1996              1995
                                                            ------------      -------------
                                                                  (Dollars in thousands)
    Note payable to financial institution (9.97%)           $          -      $       3,000
    Other                                                             78                253
                                                            ------------      -------------
                                                                      78              3,253
    Long-term debt due within one year                               (78)              (775)
                                                            ------------      -------------
                                                            $          -      $       2,478
                                                            ============      =============

    The Company's credit facilities have covenants that require, among other things, that the Company maintain specified levels of tangible net worth and debt to capitalization. The Company is in compliance with all covenants under its facilities.

NOTE 6     - SHAREHOLDERS' EQUITY:

    At June 30, 1996, the Company had 100,000,000 authorized shares of common stock at a par value of $0.01.

    Common stock issued and outstanding consisted of the following:

                                                               COOPERATIVE
                                                                 COMMON             COMMON
                                                                  STOCK              STOCK
                                                               -----------         ----------
    Shares outstanding,
        June 30, 1993                                            4,078,751                  -
        Issues                                                      30,643                  -
        Transfers                                                   10,514                  -
                                                               -----------         ----------

    Shares outstanding,
        June 30, 1994                                            4,119,908                  -
        Redemptions                                               (134,466)                 -
        Conversion of cooperative stock                         (3,985,442)        15,524,746
        Conversion of capital equity credits and
            allocated surplus accounts                                   -          4,133,628
        Redemptions                                                      -           (158,049)
        Stock issued                                                     -          3,397,928
        Purchase of treasury stock                                       -           (300,000)
                                                               -----------         ----------


    Shares outstanding,
        June 30, 1995                                                    -         22,598,253
        Stock reissued                                                   -              5,197
        Purchase of treasury stock                                       -         (1,250,000)
                                                               -----------         ----------

    Shares outstanding,
        June 30, 1996                                                    -         21,353,450
                                                               ===========         ==========

    As a cooperative, the Company periodically reserved a certain percentage of earnings from business with its shareholders. These reserves were reflected in "Allocated Surplus Accounts" as a component of retained earnings. As a cooperative, the Company also, from time to time, paid a portion of patronage refunds in the form of Capital Equity Credits. As part of the Reorganization of the Company (see Note 2), these holders of Allocated Surplus Accounts and Capital Equity Credits, which totaled $38,920,000 and $62,352,000, respectively, at June 30, 1994, were offered the right to exchange those interests for common shares.

    In May 1995, the Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of June 30, 1995, the Company had repurchased 300,000 shares pursuant to this authorization. In March 1996, the Board of Directors authorized the Company to repurchase up to 1,500,000 additional shares of the Company's common stock. During fiscal 1996, the Company repurchased 1,250,000 shares pursuant to these authorizations at prices that ranged from $19.88 to $23.50 per common share, or approximately $25,890,000 in the aggregate. These treasury stock repurchases were funded from cash provided by operations.

    On August 2, 1994, the Board of Directors adopted a stock incentive plan for certain officers and key employees of the Company. This plan was approved by the Company's shareholders at its annual meeting held on November 14, 1995. On July 20, 1995, the Board of Directors also adopted a similar plan for nonemployee directors of the Company. This plan was also approved by the Company's shareholders at its annual meeting held on November 14, 1995.
Options may be granted, under the provisions of the Company's plans, to purchase common stock of the Company at a price approximating fair market value on the date of grant.

    During fiscal 1996 and 1995, total options granted were 201,941 and 279,441, respectively, at option exercise prices of $15.00 and $23.96, respectively. There were no options exercised or canceled during fiscal 1996 or 1995. At June 30, 1996, there were 1,800,000 shares available for future grants under the above-mentioned stock incentive plans.

    The Company's Articles of Incorporation authorize the Board of Directors, at its discretion, to issue up to 500,000 shares of Preferred Stock, par value $0.01 per share. The stock is issuable in classes or series which may vary as to certain rights and preferences. As of June 30, 1996, none of these shares were outstanding.

NOTE 7     - RETIREMENT PLANS:

    The Company maintains non-contributory defined benefit pension plans which provide benefits to a majority of its full-time employees. Under the plans, retirement benefits are primarily a function of both the average annual compensation and number of years of credited service. The plans are funded annually by the Company, subject to the Internal Revenue Code funding limitation.

    Net periodic pension expense includes the following components:

                                                                       Year Ended June 30
                                                           ---------------------------------------
                                                              1996          1995           1994
                                                           ----------     ---------     ----------
                                                                     (Dollars in thousands)
    Service cost - benefits earned during the period       $    1,955     $   1,860     $    1,532

    Interest cost on projected benefit obligations              4,875         4,515          4,035
    Actual gain on plan assets                                (13,260)       (5,528)        (3,059)
    Net amortization and deferral of transition assets           (153)         (459)          (750)
    Unrecognized gain (loss) on plan assets                     7,778           392         (1,982)
                                                           ----------     ---------     ----------
    Net periodic pension expense (credit)                  $    1,195     $     780     $     (224)
                                                           ==========     =========     ===========

    The following table sets forth the plans' funded status and the amounts included in the Company's consolidated balance sheets:

                                                                                   June 30
                                                                          -----------------------
                                                                             1996          1995
                                                                          ----------     --------
                                                                            (Dollars in thousands)
    Actuarial present value of benefit obligations:
        Vested benefit obligation                                         $   62,238     $ 54,423
        Non-vested benefit obligation                                            428           74
                                                                          ----------     --------

        Accumulated benefit obligation                                        62,666       54,497
        Increase in benefits due to future compensation increases             14,712       11,803
                                                                          ----------     --------


    Projected benefit obligation                                              77,378       66,300
    Estimated fair value of plan assets                                       75,954       65,238
                                                                          ----------     --------

    Plan assets less than projected benefit obligation                        (1,424)      (1,062)

    Contributions after measurement date                                         175          289
    Remaining unrecognized transition assets                                  (3,174)      (3,703)
    Unrecognized prior service cost                                              829          904
    Unrecognized net loss                                                     10,766       10,732
                                                                          ----------     --------


    Prepaid pension cost at end of period                                 $    7,172     $  7,160
                                                                          ==========     ========

    The following assumptions were used to measure net periodic pension cost for the plans for fiscal 1996, 1995 and 1994:

                                                            1996             1995           1994
                                                            ----             ----           ----
    Discount rate                                           7.0%             7.5%           7.5%
    Expected long-term rate of return on assets             8.5%             8.5%           8.5%
    Average increase in compensation levels                 5.0%             5.0%           6.5%

    The plans' assets consist primarily of guaranteed investment contracts and marketable equity securities.

    The Company also has contributory thrift plans covering substantially all employees who have completed minimum service requirements. Company contributions totaled approximately $866,000 in 1996; $812,000 in 1995; and $811,000 in 1994.

    The Company has no material post-retirement benefit obligations.

NOTE 8     - LEASE COMMITMENTS:

    The Company has commitments under operating leases for plant rolling stock items and storage warehouses. The total for these commitments was $3,440,000 at June 30, 1996. Rental expense for all operating leases was $1,476,000 for 1996; $1,332,000 for 1995; and $1,218,000 for 1994.

NOTE 9     - INCOME TAXES:

    The following is a summary of the components of the provision for income taxes:

                                                                Year Ended June 30
                                                -----------------------------------------------
                                                    1996              1995             1994
                                                -------------    -------------    -------------
                                                              (Dollars in thousands)
    Current:
        Federal                                 $      29,838    $      16,245    $       8,862
        State                                           2,592            1,377              223
                                                -------------    -------------    -------------
                                                       32,430           17,622            9,085
                                                -------------    -------------    -------------

    Deferred:
        Federal                                         1,734            9,504           (3,423)
        State                                             151            2,052              359
                                                -------------    -------------    -------------
                                                        1,885           11,556           (3,064)
                                                -------------    -------------    -------------

                                                $      34,315    $      29,178    $       6,021
                                                =============    =============    =============

    The tax effects of the significant temporary differences and tax credit carryforwards at June 30, 1996, follow:

                                                                    Current       Non-current
                                                                 ------------     ------------
                                                                      (Dollars in thousands)
    Employee benefit obligations                                 $      1,441     $        107
    Reserve for bad debts                                                 472                -

    Employee retirement                                                    79            1,011
    Accrual for closure of gypsum disposal area                             -            2,379
    Investment in CoBank                                                    -              199
    Capital less carryforwards                                              -              212
    Other                                                                 224                -
                                                                 ------------     ------------

            Deferred tax assets                                         2,216            3,908
                                                                 ------------     ------------

    Depreciation and amortization                                           -          (15,560)
    Pension                                                                 -           (3,275)
                                                                 ------------     ------------


            Deferred tax liabilities                                        -          (18,835)
                                                                 ------------     ------------

                     Net deferred tax asset (liability)          $      2,216     $    (14,927)
                                                                 ============     ============

    A reconciliation, as of June 30, of the provision for income taxes and the effective tax rate with the amount computed by applying the statutory federal income tax rate follows:

                                            1996                     1995                       1994
                                 -----------------------    ------------------------   ------------------------
                                                  % OF                       % of                       % of
                                                EARNINGS                   Earnings                   Earnings
                                                 BEFORE                     Before                     Before
                                    AMOUNT        TAXES        Amount        Taxes        Amount        Taxes
                                 ----------   -----------   -----------    ---------   -----------  -----------
                                                              (Dollars in thousands)
 Income taxes computed
      at statutory rate          $   30,972       35.0%     $   28,493        35.0%    $   11,427       34.7%


 Increase (decrease) in
      taxes resulting from:
          State taxes, net            2,743        3.1           3,429    4.2                (582)      (1.8)
          Deduction for cash
            patronage refunds             -          -               -           -         (5,017)     (15.2)
          Alternative minimum
            tax                           -          -          (2,822)       (3.5)             -          -
          Other, net                    600        0.7              78         0.1            193        0.6
                                 ----------       ----      ----------        ----     ----------       ----

                                 $   34,315       38.8%     $   29,178        35.8%    $    6,021       18.3%
                                 ==========       ====      ==========        ====     ==========       ====

NOTE 10    - RAW MATERIAL CONTRACTS:

    Mississippi Phosphates Corporation ("MPC"), a wholly owned subsidiary of the Company, has entered into a contract to purchase from a third party its full requirement of phosphate rock. The contract will expire on June 30, 2003. The purchase price for phosphate rock is based on the phosphate rock costs incurred by certain domestic phosphate producers and the operating performance of MPC.

NOTE 11    - MAJOR CUSTOMERS AND EXPORT SALES:

    Sales to the Company's three largest customers were approximately $136,560,000, $36,499,000 and $20,135,000 for 1996; $117,495,000, $32,270,000
and $16,745,000 for 1995; and $83,366,000, $33,513,000 and $13,696,000 for
1994.  Export sales were less than 10% of sales in 1996, 1995 and 1994.

    A significant portion of the Company's trade receivables are due from entities which operate in the chemical fertilizer and farm supply industries. A severe downturn in the agricultural economy could have an adverse impact on the collectibility of those receivables.

    Substantially all of MPC's sales are made to a third party which has been appointed the exclusive distributor of diammonium phosphate fertilizer produced by MPC. Sales to the distributor are recorded net of the distributor's commission. The distributor sells primarily in international markets.

NOTE 12    - HEDGING ACTIVITIES:

    During fiscal 1996, natural gas hedging activities resulted in average cost decreases of approximately $0.40 per MMBtu on volumes hedged of 5,560,000 MMBtu's. During fiscal 1995 and 1994, natural gas hedging activities resulted in average cost increases of approximately $0.52 and $0.09 per MMBtu on volumes hedged of 4,850,000 and 6,150,000 MMBtu's, respectively. As of June 30, 1996, the Company had no outstanding futures positions.

NOTE 13    - COMMITMENTS AND CONTINGENCIES:

    During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. As of July 12, 1994, the Company and the optionholder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires. These properties are classified as properties held for sale at June 30, 1996 and 1995.

    The Company has entered into a 50-50 joint venture ("Farmland MissChem Limited") with Farmland Industries, Inc., to construct and operate a 2,040-short-ton-per-day anhydrous ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. The project is expected to cost approximately $330 million. Startup of the facility is scheduled for mid-1998. The Company intends to use the majority of its portion of the production from the new facility, expected to be in excess of 350,000 short tons per year, primarily as a raw material for upgrading into finished fertilizer products at its existing facilities. The Company is accounting for this investment using the equity method.

    In late fiscal 1996, the Company began an expansion at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650-ton-per-day nitric acid plant, a new 500-ton-per-day ammonia plant and modifications to its ammonium nitrate plant to increase production from approximately 750,000 to approximately 950,000 tons per year. The Company estimates total cost of the expansion to be $130 million. The expansion is scheduled to be fully operational during the first half of 1998.

    In August 1996, two of the Company's indirect subsidiaries acquired substantially all of the assets of New Mexico Potash Corporation and Eddy Potash, Inc., subsidiaries of Trans-Resources, Inc., for $45 million, plus an adjustment for working capital on hand at closing (approximately $10 million). The assets purchased included the two Trans-Resources, Inc., mines located near Carlsbad, New Mexico, with an annual production capacity of approximately 870,000 tons of potash.

    Additionally, the Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a significant impact on the financial position or the future earnings of the Company.

NOTE 14    - SUPPLEMENTAL CASH FLOW INFORMATION:

    The Company considers its holdings of highly liquid money market debt securities to be cash equivalents if the securities mature within 90 days from the date of acquisition. These short-term investments were $53,739,000 and $27,587,000 at June 30, 1996 and 1995, respectively.

    The increase (decrease) in cash due to the changes in operating assets and liabilities consisted of the following:

                                                                 Year Ended June 30
                                                   -------------------------------------------
                                                       1996           1995            1994
                                                   -----------    ------------     -----------
                                                               (Dollars in thousands)
    Accounts receivable                            $    (3,564)   $      9,095     $    (2,265)

    Inventories                                          9,682         (16,325)            754
    Prepaid expenses and other current assets             (944)            569            (295)
    Accounts payable                                    14,494           2,505          (6,407)
    Accrued liabilities                                  1,733             915           2,393
                                                   -----------    ------------     -----------
                                                   $    21,401    $     (3,241)    $    (5,820)
                                                   ===========    ============     ===========

    During fiscal 1996 and 1995, the Company had net payments of income taxes of $31,127,000 and $16,675,000. During fiscal 1994, the Company had net refunds of $149,000. Payments of interest were $330,000 in 1996; $2,646,000 in 1995; and $4,707,000 in 1994.

    Supplemental disclosures regarding non-cash financing and investing activities include the following:


                                                                     Year Ended June 30
                                                            ---------------------------------
                                                                  1995              1994
                                                            ---------------    --------------
                                                                   (Dollars in thousands)
    Conveyance of phosphate rock property                   $      14,000      $           -
    Conversion of capital equity credits                    $      62,352      $           -

    Conversion of cooperative stock                         $      26,375      $           -
    Capital expenditures made from restricted funds         $           -      $       1,000
    Net option proceeds deposited in restricted funds       $           -      $       1,000

    During fiscal 1996, the Company had no material non-cash financing and investing activities.

NOTE 15    - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:

    Other long-term liabilities and deferred credits are comprised of the following:

                                                                          June 30
                                                            ---------------------------------
                                                                 1996               1995
                                                            --------------     --------------
                                                                  (Dollars in thousands)
    Option proceeds (see Note 13)                           $        4,967     $        2,967

    Accrual for closure of gypsum disposal area                      7,181              6,617
    Other                                                            6,070              5,583
                                                            --------------     --------------

                                                            $       18,218     $       15,167
                                                            ==============     ==============

    During fiscal 1994, MPC charged to earnings $6,055,000 relating to the estimated cost of the future closure of the phosphogypsum disposal facility located at Pascagoula, Mississippi. During fiscal 1996 and 1995, MPC recorded additional charges of $564,000 and $562,000, respectively, which are reflected in cost of products sold in the Company's statements of income. The total amount of the accrual, $7,181,000, relates to the portion of the disposal facility utilized to date. In future years, MPC expects to record additional charges of approximately $1,874,000 related to the future closure of the facility. These charges will be accrued over the estimated four-year remaining life of the facility.

    The Company plans to construct a new phosphogypsum disposal facility. An option agreement has been secured for land for use in the development of this facility. Preliminary engineering work has been completed and the environmental applications have been submitted. The Company anticipates the permitting will be completed and construction will begin during fiscal 1997 on the first phase of the facility, which is estimated to cost $15 million. The facility is expected to be operational by late summer 1997.

NOTE 16    - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

    At June 30, 1996, the carrying amounts of the Company's financial instruments approximate fair value because of the short settlement periods of those instruments.

NOTE 17    - INTEREST, NET:

    Interest, net, consisted of the following:

                                                                 Year Ended June 30
                                                   --------------------------------------------
                                                       1996            1995             1994
                                                   -----------     -----------     ------------
                                                               (Dollars in thousands)
    Interest expense                               $       715     $     2,021     $      4,655
    Interest capitalized                                   (10)           (231)              (2)
    Interest income                                     (2,934)         (1,738)            (662)
                                                   -----------     -----------     ------------


                                                   $    (2,229)    $        52     $      3,991
                                                   ===========     ===========     ============

NOTE 18    - DISCONTINUED OPERATIONS:

    On June 30, 1994, the Company disposed of a majority of its interest in Newsprint South, Inc. ("NSI"). This action was taken due to substantial losses incurred to date by NSI and the expectation of continuing losses. The transaction involved a transfer by the Company of 70% of its economic interest in NSI to various individuals designated by the lessor of the newsprint facility leveraged lease. The Company did not retain any voting interest in NSI.

    Under the terms of the transaction, the Company paid $19,000,000 to NSI in various forms, including capital contributions, payments in liquidation of the Company's obligations under a newsprint purchase contract, and certain tax-compensating payments pursuant to a tax-sharing agreement. Prior loans in the amount of approximately $13,700,000 made by the Company to NSI pursuant to a newsprint purchase contract between the Company and NSI were converted to capital. Pursuant to the transaction, the Company also purchased from NSI its CoBank common stock for $4,000,000. This stock is scheduled for redemption at the face amount by CoBank during the next three years.

    The disposition of NSI allows the Company to focus its attention on its core fertilizer business.

    Prior to the disposition, the Company had consolidated the financial results of NSI which had a capital deficit of $39,747,000 at the time of disposition. Since the Company had no further obligations with respect to NSI, the previously recorded deficit was eliminated which resulted in a gain on disposition of $39,747,000. Subsequent to the disposition, the remaining 30% economic interest will be accounted for at cost which was zero at June 30, 1996 and 1995. In fiscal 1994, NSI had net sales of $94,617,000 and incurred a net loss of $23,987,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) The information required by this item regarding directors is set forth in the Company's Proxy Statement for the 1996 annual meeting of shareholders under the captions "Nominees for Election to Serve Until 1999," "Directors Continuing to Serve Until 1998," and "Directors Continuing to Serve Until 1997," which information is incorporated herein by reference.

    (b) Executive officers of the Registrant as of June 30, 1996, are as follows: Executive officers are elected for a one-year term by the Board of Directors.

                                                           OFFICE AND EMPLOYMENT DURING THE
 NAME OF OFFICER                 AGE                            LAST FIVE FISCAL YEARS
 ----------------------        -------   ---------------------------------------------------------------------
 Charles O. Dunn                 48      President and Chief Executive  Officer since April 1 1993; Executive
                                         Vice President (1988-1993)


 David W. Arnold                 59      Senior  Vice President-Technical  Group since  July 1,  1991; Senior
                                         Vice President-Research and Engineering (1987-1991)


 C. E. McCraw                    48      Senior  Vice President-Operations since  July 12, 1994;  Senior Vice
                                         President-Fertilizer  Group  (1991-1994); Vice  President-Fertilizer
                                         Group (1991); Vice President-Operations (1987-1991)

 Robert E. Jones                 49      Senior  Vice President and  General Counsel since  January 18, 1996;
                                         Vice President and General Counsel (1989-1996)

 John J. Duffy                   62      Vice  President-Marketing since  July 1, 1995;  Vice President-Sales and Marketing  (1994-1995); Director  of Sales and  Marketing (1991-
                                         1994); Director, Field Sales (1988-1991)

 Ethel Truly                     46      Vice President-Administration  since January  18, 1996; Director  of
                                         Administrative  Services  (1995-1996);  Assistant   General  Counsel
                                         (1985-1995)

 Timothy A. Dawson               42      Vice President-Finance  since January 18, 1996;  Director of Finance
                                         (1987-1996); Assistant to Senior Vice President-Finance (1984-1987)


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

    The information required by this item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1996 annual meeting of shareholders under the caption "Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

    The information required by this item is set forth in the Company's Proxy Statement for the 1996 annual meeting of shareholders under the captions "Compensation of Executive Officers" and "Retirement Program," which information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth in the Company's Proxy Statement for the 1996 annual meeting of shareholders under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth in the Company's Proxy Statement for the 1996 annual meeting of shareholders under the caption "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

    Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary

    (i)  Financial Statements:

         Report of Independent Public Accountants

         Consolidated Balance Sheets, June 30, 1996 and 1995

         Consolidated Statements of Income Years Ended June 30, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity, Years Ended June 30, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows, Years Ended June 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

    (ii) Exhibits:

         Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

SEC EXHIBIT
REFERENCE NO.                                         DESCRIPTION
- -------------                                         -----------
1        Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated August 15,
         1994, SEC File No. 2-7803, and incorporated herein by reference.

2.1      Asset Purchase Agreement, dated as of May 21, 1996, by and among the Company, Mississippi Acquisition I, Inc.,
         Mississippi Acquisition II, Inc., Eddy Potash, Inc., and New Mexico Potash Corporation; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 3, 1996, SEC File No. 20411, and incorporated herein by reference.

2.2      Agreement and Plan of Merger and Reorganization dated as of August 27, 1996, by and among the Company, MISS
         SUB, INC., and First Mississippi Corporation.

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

4.1      Mississippi Phosphates Corporation 401(k) Retirement Plan; filed as Exhibit 4.3(a) to the Company's
         Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed June 6, 1995, SEC File No. 33-59577, and incorporated herein by reference.

4.2      Mississippi Chemical Corporation Thrift Plan Plus; filed as Exhibit 4.3(b) to the Company's Post-Effective
         Amendment No. 1 to Form S-8 Registration Statement filed June 6, 1995, SEC File No. 33-59577, and incorporated herein by reference.

4.3      Mississippi Chemical Corporation 1994 Stock Incentive Plan; filed as Exhibit 4.2 to the Company's Form S-8
         Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

4.4      Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 4.3 to the
         Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

4.5      Mississippi Chemical Corporation 1995 Restricted Stock Purchase Plan for Nonemployee Directors; filed as
         Exhibit 4.4 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

4.6      Loan Agreement dated as of April 26, 1996, among the Company, Mississippi Phosphates Corporation, Mississippi
         Potash, Inc., and MCC Pipeline, Inc., and NationsBank of Tennessee, N.A., as Agent, and the banks named therein; filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 3, 1996, SEC File
         No. 20411, and incorporated herein by reference.

10.1     Agreement effective as of October 1, 1991, entered into by the Company's subsidiary Mississippi Phosphates
         Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates
         Corporation; filed as Exhibit 10.1 to Amendment No. 1 to the Company's Report on Form 8 dated January 7, 1993,
         SEC File No. 2-7803, and incorporated herein by reference.

10.2     Amendment of Agreement, effective as of July 1, 1993, to the Agreement entered into as of October 1, 1991, by the Company's subsidiary Mississippi Phosphates Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates Corporation; filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.

10.3     Amendment of Agreement, effective as of August 1, 1994, to the Agreement entered into as of October 1, 1991, by the Company's subsidiary Mississippi Phosphates Corporation for the exclusive distribution of diammonium phosphate produced by Mississippi Phosphates Corporation; filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.

10.4     Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the
         Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as
         Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No.
         2-7803, and incorporated herein by reference.

10.5     Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between
         Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference(1)


10.6     Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between
         Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference(2)


10.7     Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between
         Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference(3)







- ----------------------------------

(1) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1 and an application for confidential treatment has been filed separately with the Commission.


(2) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.


(3) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.

10.8     Gas Sales Agreement entered into by the Company and Sonat Marketing Company as of July 13, 1995, for the sale and purchase of natural gas; filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.(4)

10.9     Triad Chemical Joint Venture Agreement; filed as Exhibit G1 to Post-Effective Amendment No. 6 to Registration
         Statement No. 2-25041 and incorporated herein by reference.

10.10    Amendment to Joint Venture Agreement entered into by the Company and First Mississippi Corporation effective as of May 28, 1993; filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.

10.11    Products Withdrawal Agreement dated June 3, 1968, between First Mississippi Corporation and MisCoa covering withdrawal of product from Triad Chemical; filed as Exhibit H to Post-Effective Amendment No. 7 to Registration
         Statement No. 2-25041 and incorporated herein by reference.

10.12    Amendment to Products Withdrawal Agreement entered into by the Company and First Mississippi Corporation effective as of May 28, 1993; filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 2-7803, and incorporated herein by reference.

10.13    Agreement for Real Estate Purchase Option dated July 16, 1990, for the sale of the Company's Hardee County,
         Florida, property and underlying phosphate reserves; filed as an exhibit to Exhibit 4.2 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1990, SEC File No. 2-7803, and incorporated herein by reference.

10.14    Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers.

21       List of subsidiaries of the Company.

23       Consent of Arthur Andersen LLP.

27       Financial Data Schedule.






- ----------------------------------

(4) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Article IV, Price, and an application for confidential treatment has been filed separately with the Commission.

(b)      REPORTS ON FORM 8-K:

         The Company's Current Report on Form 8-K dated September 3, 1996.

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

                                           MISSISSIPPI CHEMICAL CORPORATION

                                           By:  /s/ Charles O. Dunn
                                                    President
                                                    Principal Executive Officer

                                           By:  /s/ Timothy A. Dawson
                                                    Vice President-Finance
                                                    Principal Financial Officer
                                                    and Chief Accounting Officer
Date: September 20, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                      TITLE                                      DATE
 /s/ Charles O. Dunn            Director,                                  September 20, 1996
                                President and Chief Executive Officer
                                (principal executive officer)

 /s/ Coley L. Bailey            Director, Chairman of the Board            September 20, 1996


 /s/ John Sharp Howie           Director, Vice Chairman of the Board       September 20, 1996

 /s/ John W. Anderson           Director                                   September 20, 1996


 /s/ Frank R. Burnside, Jr.     Director                                   September 20, 1996

 /s/ Robert P. Dixon            Director                                   September 20, 1996

 /s/ W. R. Dyess                Director                                   September 20, 1996


 /s/ Woods E. Eastland          Director                                   September 20, 1996

 /s/ G. David Jobe              Director                                   September 20, 1996


 /s/ George D. Penick, Jr.      Director                                   September 20, 1996

 /s/ David M. Ratcliffe         Director                                   September 20, 1996

 /s/ Wayne Thames               Director                                   September 20, 1996

                        MISSISSIPPI CHEMICAL CORPORATION

                                 EXHIBIT INDEX
                                       TO
                                   FORM 10-K


 EXHIBIT                                                                                               PAGE
 NUMBER                                            DESCRIPTION                                        NUMBER
 -------        ---------------------------------------------------------------------------------     ------
 1              Shareholder   Rights  Plan;  filed  as   Exhibit 1  to   the  Company's  Form 8-A
                Registration  Statement   dated  August 15,  1994,   SEC  File  No. 2-7803,   and
                incorporated herein by reference.


 2.1            Asset Purchase  Agreement, dated as  of May 21, 1996, by  and among the  Company,
                Mississippi Acquisition I,  Inc., Mississippi Acquisition II, Inc., Eddy  Potash,
                Inc., and  New Mexico Potash  Corporation; filed as Exhibit 2.1  to the Company's
                Current Report  on Form  8-K  filed September 3,  1996, SEC  File No. 20411,  and incorporated herein by reference.

 2.2            Agreement and Plan of Merger and Reorganization  dated as of August 27, 1996,  by
                and among the Company, MISS SUB, INC., and First Mississippi Corporation.              [  ]


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

 4.1            Mississippi   Phosphates   Corporation   401(k)   Retirement   Plan;   filed   as
                Exhibit 4.3(a)  to  the  Company's Post-Effective  Amendment  No. 1  to  Form S-8
                Registration  Statement   filed  June 6,   1995,  SEC   File  No. 33-59577,   and
                incorporated herein by reference.


 4.2            Mississippi Chemical  Corporation Thrift  Plan Plus; filed  as Exhibit 4.3(b)  to the Company's Post-Effective  Amendment No. 1 to Form S-8 Registration  Statement
                filed June 6, 1995, SEC File No. 33-59577, and incorporated herein by reference.

 4.3            Mississippi Chemical Corporation 1994  Stock Incentive Plan; filed as Exhibit 4.2 to the  Company's Form S-8  Registration Statement filed  December 21, 1995,  SEC
                File No. 33-65209, and incorporated herein by reference.

 EXHIBIT                                                                                               PAGE
 NUMBER                                            DESCRIPTION                                        NUMBER
 -------        ---------------------------------------------------------------------------------     ------
 4.4            Mississippi  Chemical  Corporation   1995  Stock  Option  Plan  for   Nonemployee
                Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration  Statement
                filed December 21,  1995,  SEC  File  No. 33-65209, and  incorporated  herein  by reference.


 4.5            Mississippi  Chemical  Corporation  1995  Restricted  Stock   Purchase  Plan  for
                Nonemployee  Directors;   filed  as   Exhibit 4.4  to   the  Company's   Form S-8
                Registration  Statement  filed  December 21, 1995,  SEC  File  No. 33-65209,  and incorporated herein by reference.

 4.6            Loan Agreement, dated as of  April 26, 1996, the Company,  Mississippi Phosphates
                Corporation, Mississippi  Potash, Inc.,  and MCC Pipeline,  Inc., and NationsBank
                of Tennessee, N.A.,  as Agent, and the banks  named therein; filed as Exhibit 4.1 to the  Company's Current Report  on Form 8-K  filed September 3, 1996,  SEC File
                No. 20411, and incorporated herein by reference.

 10.1           Agreement  effective  as  of  October 1,  1991,  entered  into  by  the Company's subsidiary Mississippi Phosphates  Corporation for the exclusive distribution  of diammonium phosphate  produced by  Mississippi Phosphates  Corporation; filed  as
                Exhibit 10.1  to  Amendment  No. 1  to  the  Company's  Report  on  Form 8  dated
                January 7, 1993, SEC File No. 2-7803, and incorporated herein by reference.


 10.2           Amendment of Agreement,  effective as of July 1,  1993, to the  Agreement entered into as  of October 1, 1991, by  the Company's  subsidiary Mississippi Phosphates
                Corporation for  the exclusive distribution  of diammonium phosphate produced  by
                Mississippi  Phosphates  Corporation;  filed as  Exhibit 10.3  to  the  Company's
                Annual Report on Form 10-K for the fiscal year ended  June 30, 1993, SEC File No.
                2-7803, and incorporated herein by reference.

 10.3           Amendment of Agreement, effective as of August 1, 1994, to the  Agreement entered into as  of October 1, 1991, by  the Company's  subsidiary Mississippi Phosphates
                Corporation for the  exclusive distribution  of diammonium phosphate  produced by
                Mississippi  Phosphates Corporation;  filed  as  Exhibit  10.7 to  the  Company's
                Annual  Report on Form  10-K for  the fiscal  year ended June 30,  1995, SEC File
                No. 2-7803, and incorporated herein by reference.

 EXHIBIT                                                                                               PAGE
 NUMBER                                            DESCRIPTION                                        NUMBER
 -------        ---------------------------------------------------------------------------------     ------
 10.4           Agreement  made  and  entered  into  as  of  September 15,  1991,  between Office
                Cherifien  des Phosphates  and the  Company's  subsidiary Mississippi  Phosphates
                Corporation for the  sale and purchase of  phosphate rock; filed as  Exhibit 10.1 to the  Company's Annual Report on Form  10-K for the  fiscal year ended June 30,
                1991, File No. 2-7803, and incorporated herein by reference.


 10.5           Amendment No. 1, effective as of July 1, 1992,  to the Agreement effective as  of
                September 15, 1991,  between Office  Cherifien des  Phosphates and  the Company's subsidiary  Mississippi  Phosphates Corporation  for  the  sale  and purchase  of phosphate  rock; filed as Exhibit  10.12 to the  Company's Annual  Report on Form
                10-K  for  the  fiscal   year  ended  June 30,  1995,  SEC File  No. 2-7803,  and
                incorporated herein by reference.(5)

 10.6           Amendment No. 2, effective as  of July 1, 1993, to the Agreement effective  as of
                September 15, 1991,  between Office  Cherifien des Phosphates  and the  Company's subsidiary  Mississippi  Phosphates Corporation  for  the  sale and  purchase  of phosphate rock;  filed as Exhibit  10.11 to the Company's  Annual Report on  Form
                10-K  for  the  fiscal   year  ended  June 30,  1995,  SEC File  No. 2-7803,  and
                incorporated herein by reference.(6)

 10.7           Amendment No. 3, effective as  of January 1, 1995, to the Agreement  effective as of September 15, 1991, between  Office Cherifien des Phosphates and the Company's subsidiary  Mississippi Phosphates  Corporation  for  the  sale and  purchase  of phosphate  rock; filed as  Exhibit 10.10  to the Company's  Annual Report on Form
                10-K  for  the  fiscal   year  ended  June 30,  1995,  SEC File  No. 2-7803,  and
                incorporated herein by reference.(7)






- ----------------------------------

(5) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1 and an application for confidential treatment has been filed separately with the Commission.


(6) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.


(7) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.