Form 10-K/A
period 1996-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1996-09-24
CIK 66895

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                               AMENDMENT NO. 1

                                      to

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

     This page was inadvertantly not filed with the original filing of Form-10K. It is being included in this amended filing.




 EXHIBIT                                                                                               PAGE
 NUMBER                                            DESCRIPTION                                        NUMBER
 -------        ---------------------------------------------------------------------------------     ------
 10.8           Gas Sales Agreement  entered into by the Company  and Sonat Marketing  Company as of July 13,  1995, for  the sale and  purchase of  natural gas; filed  as Exhibit
                10.13 to  the Company's Annual  Report on  Form 10-K  for the  fiscal year  ended
                June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.(8)


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


 10.14          Form of Severance  Agreement dated July 29, 1996, by  and between the Company and
                each of its Executive Officers.                                                         [ ]

 21             List of subsidiaries of the Company.                                                    [ ]

 23             Consent of Arthur Andersen LLP.                                                         [ ]


 27             Financial Data Schedule.                                                                [ ]






- ----------------------------------

(8) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Article IV, Price, and an application for confidential treatment has been filed separately with the Commission.