Form 10-Q
period 1996-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1996-10-16
CIK 66895

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

              For Quarter Ended September 30, 1996


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

              For Quarter Ended September 30, 1996
                 Commission File Number 1-12217


                MISSISSIPPI CHEMICAL CORPORATION


              Organized in the State of Mississippi
                Tax Identification No. 64-0292638

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Number of Shares
          -----                              ----------------
          Common Stock, $0.01 par value            21,061,793



                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                              INDEX



                                                             Page
                                                           Number
                                                           ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income                     3
               Three months ended September 30,
               1996 and 1995

          Consolidated Balance Sheets
               September 30, 1996 and June 30, 1996         4 - 5

          Consolidated Statements of Shareholders' Equity       6
               Fiscal Year Ended June 30, 1996
               and Three months ended
               September 30, 1996

          Consolidated Statements of Cash Flows                 7
               Three months ended September 30,
               1996 and 1995

          Notes to Consolidated Financial Statements       8 - 11


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                  12 - 17



PART II.       OTHER INFORMATION:

     Item 6(b).Reports on Form 8-K                             18

     Signatures                                                18

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME


                                            Three months ended
                                                September 30,
                                            --------------------
                                               1996        1995
                                            ----------  --------

(Dollars in thousands)
Net sales                                    $ 91,290  $ 96,570

Operating expenses:
      Cost of products sold                    63,379    66,802
      Selling                                   6,321     6,863
      General and administrative                6,850     6,020
                                             --------  --------
                                               76,550    79,685
                                             --------  --------
Operating income                               14,740    16,885

Other income:
      Interest, net                               422        55
      Other                                        98        14
                                             --------  --------
Income before income taxes                     15,260    16,954

Income tax expense                              5,965     7,250
                                             --------  --------
Net income                                   $  9,295  $  9,704
                                             ========  ========
Earnings per share (see Note 2)              $   0.44  $   0.43
                                             ========  ========

   The accompanying notes are an integral part of these financial statements.

        MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                      September 30,   June 30,
                                          1996          1996
                                      ------------    --------
                                       (Dollars in thousands)
Current assets:
   Cash and cash equivalents           $ 12,300       $ 60,214
   Accounts receivable                   40,770         34,630
   Inventories:
      Finished products                  22,995         10,278
      Raw materials and supplies          5,630          5,096
      Replacement parts                  29,358         25,259
                                       --------       --------
          Total inventories              57,983         40,633

    Prepaid expenses and other
      current assets                      7,623          3,956
    Deferred income taxes                 2,178          2,216
                                       --------       --------
           Total current assets         120,854        141,649

Investments and other assets:
  Investment in Farmland
    MissChem Limited                     39,089          1,523
  Other                                  15,308         26,144
                                       --------       --------
          Total investments and
            other assets                 54,397         27,667

Properties held for sale                 52,919         52,919

Property, plant and equipment, at cost  455,354        399,882
  Less accumulated depreciation,
    depletion and amortization         (284,365)      (281,111)
                                       --------       --------
          Net property, plant
            and equipment               170,989        118,771
                                       --------       --------
                                       $399,159       $341,006
                                       ========       ========

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                   September 30,      June 30,
                                       1996            1996
                                   ------------     ----------
                                    (Dollars in thousands)
Current liabilities:
  Long-term debt due within one year $      167     $       78
  Note payable - other                    3,900           -
  Accounts payable                       46,284         46,013
  Accrued liabilities                     8,738          8,707
  Income taxes payable                    6,304          5,238
                                     ----------     ----------
          Total current liabilities      65,393         60,036

Long-term debt                           50,919           -

Other long-term liabilities and
   deferred credits                      18,144         18,218

Deferred income taxes                    15,834         14,927

Shareholders' equity:
     Common stock ($.01 par;
       authorized 100,000,000 shares;
       issued 22,911,793 in fiscal
       1997 and 22,903,450 in fiscal
       1996)                                229            229
     Additional paid-in capital         178,420        178,364
     Retained earnings                  106,976         99,814
     Treasury stock, at cost
       (1,850,000 shares in fiscal
       1997 and 1,550,000 shares in
       fiscal 1996)                     (36,756)       (30,582)
                                       --------       --------
                                        248,869        247,825
                                       --------       --------
                                       $399,159       $341,006
                                       ========       ========

   The accompanying notes are an integral part of these financial statements.



                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               SEPTEMBER 30, 1996




                             Additional
                     Common   Paid-In   Retained  Treasury
                     Stock    Capital   Earnings   Stock     Total
                    -------- ---------- --------  --------  --------
(Dollars in thousands)
Balances,
  July 1, 1995       $   229  $178,332  $ 53,520  $ (4,774) $227,307
     Net income            -         -    54,178         -    54,178
     Cash dividends
       paid                -         -    (7,884)        -    (7,884)
     Treasury stock,
       net                 -        32         -   (25,808)  (25,776)
                     -------  --------  --------  --------  --------

Balances,
  June 30, 1996          229   178,364    99,814   (30,582)  247,825
     Net income            -         -     9,295         -     9,295
     Cash dividends
       paid                -         -    (2,133)        -    (2,133)
     Treasury stock,
       net                 -        56         -    (6,174)   (6,118)
                     -------  --------  --------  --------  --------
Balances,
  September 30, 1996 $   229  $178,420  $106,976  $(36,756) $248,869
                     =======  ========  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.



                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three months ended
                                            September 30,
                                          1996          1995
                                        --------       -------
                                        (Dollars in thousands)
Cash flows from operating activities:
     Net income                         $ 9,295        $ 9,704
     Reconciliation of net income
       to net cash (used) provided
       by operating activities:
          Net change in operating
            assets and liabilities      (25,647)         5,776
          Depreciation, depletion and
            amortization                  4,434          4,145
          Deferred income taxes             945            862
          Other                          (1,751)           627
                                       --------       --------
Net cash (used) provided by
  operating activities                  (12,724)        21,114
                                       --------       --------
Cash flows from investing activities:
     Purchase of property, plant
       and equipment                    (56,632)        (6,355)
     Proceeds received from option        1,000          2,000
     Investment in Farmland
       MissChem Limited                 (25,968)        (1,523)
     Other                                  (60)         1,129
                                       --------       --------
Net cash used by investing activities   (81,660)        (4,749)
                                       --------       --------
Cash flows from financing activities:
     Debt payments                      (14,304)        (3,042)
     Debt proceeds                       69,213              -
     Cash dividends paid                 (2,133)        (1,776)
     Purchase of treasury stock          (6,306)        (9,133)
                                       --------       --------
Net cash provided (used) by
  financing activities                   46,470        (13,951)
                                       --------       --------
Net (decrease) increase in cash
  and cash equivalents                  (47,914)         2,414

Cash and cash equivalents -
  beginning of period                    60,214         29,617
                                       --------       --------
Cash and cash equivalents -
  end of period                        $ 12,300       $ 32,031
                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended September 30, 1996 and 1995, the Company's financial position at September 30, 1996 and June 30, 1996, the cash flows for the three-month periods ended September 30, 1996 and 1995, and the consolidated statements of shareholders' equity as of September 30, 1996. These adjustments are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1996, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the quarter ended September 30, 1996, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE
     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:

                                   Three months ended
                                      September 30,
                                1996              1995
                             ----------         ----------
Weighted average common
  shares outstanding,
  net of treasury shares     21,199,286         22,285,802

Common stock equivalents for
    employee stock options       50,795             63,182
                             ----------         ----------
                             21,250,081         22,348,984
                             ==========         ==========


     In July 1996, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share outstanding. This dividend was paid on August 20, 1996, to shareholders of record as of August 1, 1996.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires. These properties are classified as property held for sale at September 30, 1996 and June 30, 1996.


     The Company has entered into a 50-50 joint venture ("Farmland MissChem Limited") with Farmland Industries, Inc. to construct and operate an 2,040 short-ton-per-day anhydrous ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. The project is expected to cost approximately $330 million. Startup of the facility is scheduled for mid-1998. The Company is accounting for this investment using the equity method.

     In late fiscal 1996, the Company began an expansion at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650 ton-per-day nitric acid plant, a new 500 ton-per-day ammonia plant and modifications to its ammonium nitrate plant to increase production from approximately 750,000 to approximately 950,000 tons-per-year. The Company estimates total cost of the expansion to be $130 million. The expansion is scheduled to be fully operational during the first half of 1998.

     In August 1996, the Company entered into an agreement to acquire the fertilizer businesses of First Mississippi Corporation ("First Mississippi") in an all-stock transaction. The Company will issue approximately 6.9 million shares (subject to certain adjustments) of its stock to shareholders of First Mississippi. At closing, First Mississippi's fertilizer businesses will have approximately $150 million of outstanding indebtedness. The fertilizer operations of First Mississippi include AMPRO Fertilizer and a 50% interest in Triad Chemical. The Company already holds the remaining 50% interest in Triad Chemical, which owns and operates an anhydrous ammonia plant with an annual production of approximately 460,000 tons and a urea plant with an annual production of approximately 560,000 tons. AMPRO owns and operates an anhydrous ammonia plant with annual production of approximately 490,000 tons and is in the process of expanding its capacity by approximately 125,000 tons per year, or 26%. The expansion should be completed and will be paid for by First Mississippi prior to closing. AMPRO and Triad are located on adjacent sites in Donaldsonville, Louisiana, and share dock facilities capable of receiving ocean-going vessels. The Company will also acquire in the transaction a 50% interest in an ammonia storage terminal in Pasadena, Texas, and a 50% interest in a company which owns and operates eleven ammonia barges. It is expected that this acquisition will be completed during December 1996.

NOTE 4 - CHANGE IN TRADING MARKETS
     Effective October 10, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol "GRO". The Company's shares had previously traded on the NASDAQ Stock Market's National Market (the "Nasdaq Market") under the symbol "MISS".

NOTE 5 - ACQUISITIONS
     In August 1996, the Company completed its acquisition of substantially all of the assets of New Mexico Potash Corporation and Eddy Potash, Inc. from Trans-Resources, Inc. for $45 million, plus an adjustment for current working capital (approximately $10 million). The two mines, located near Carlsbad, New Mexico, have a combined annual production capacity of approximately 870,000 tons of potash. The new companies are wholly owned subsidiaries of Mississippi Potash, Inc., which is a wholly owned subsidiary of the Company. Mississippi Potash, Inc., also located in the Carlsbad area, produces approximately 420,000 tons of potash annually.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1996.

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

     The Company's results of operations for the quarter ended September 30, 1996, reflect higher sales prices for all product groups due to a favorable worldwide supply/demand balance for the Company's products. These higher sales prices were offset by lower sales volumes for nitrogen products and DAP. Nitrogen sales volumes were higher in the first quarter of the prior year due to the effect of slow product movement in May and June of 1995, which was caused by adverse weather conditions and which resulted in strong carryover product demand during early fiscal 1996. Higher potash volumes reflect the sale of tonnages available from New Mexico Potash Corporation and Eddy Potash, Inc. which were acquired in August 1996. Significantly higher natural gas prices adversely impacted the Company's results in the current year quarter. Natural gas prices remain relatively high and subject to pronounced near-term fluctuations. Fertilizer market fundamentals remain strong with U.S. and world grain stocks at their lowest level in more than two decades. Industry analysts expect the number of U.S. planted acres to increase in 1997. This, coupled with rising global food demand, should translate into increased fertilizer consumption during the current fiscal year.

     In May 1995, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. On March 29, 1996, the Board of Directors authorized the Company to repurchase up to 1,500,000 additional shares of the Company's common stock in open market or privately negotiated transactions. As of September 30, 1996, the Company had repurchased a total of 1,850,000 shares pursuant to those authorizations.

RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                                     Quarter ended
                                     September 30,
                               ------------------------
                                1996              1995
                               -------          -------
                                    (in thousands)
     Net Sales:
         Nitrogen              $48,745          $56,602
         DAP                    31,021           32,456
         Potash                 10,859            6,980
         Other                     665              532
                               -------          -------
          Net Sales            $91,290          $96,570
                               =======          =======

                                     Quarter ended
                                     September 30,
                               ------------------------
                                 1996            1995
                               --------        --------
                                    (in thousands)
     Tons Sold:
         Nitrogen                  343              428
         DAP                       171              190
         Potash                    143              102



                                     Quarter ended
                                     September 30,
                               ------------------------
                                 1996            1995
                               --------        --------
     Average Sales Price
       Per Ton:
         Nitrogen                $ 142            $ 132
         DAP                     $ 181            $ 171
         Potash                  $  76            $  68



     NET SALES. Net sales decreased 5.5% to $91.3 million for the quarter ended September 30, 1996, from $96.6 million for the quarter ended September
30, 1995, primarily as a result of decreased sales volumes for nitrogen fertilizers and DAP, partially offset by increased sales volumes for potash and higher sales prices for all product groups. Nitrogen fertilizer sales decreased 13.9% due to a 19.7% decrease in tons sold partially offset by a 7.2% increase in sales prices. Sales of DAP decreased 4.4% as a result of a 9.7% decrease in tons sold partially offset by a 5.8% increase in the average price per ton. Potash sales increased 55.6% as a result of a 39.8% increase in tons sold and an 11.3% increase in the average price per ton. This increase in volume is the result of increased tonnage available due to the Company's potash acquisitions completed during August 1996.

     COST OF PRODUCTS SOLD. Cost of products sold decreased to $63.4 million for the quarter ended September 30, 1996, from $66.8 million for the quarter ended September 30, 1995. As a percentage of net sales, cost of products sold increased to 69.4% from 69.2%. This increase in cost of products sold, as a percentage of net sales, is a result of higher costs per ton for DAP and potash partially offset by higher sales prices for all product groups. For the quarter ended September 30, 1996, nitrogen fertilizer cost per ton did not change significantly. The Company's higher natural gas costs were offset by reduced purchases of ammonia and lower maintenance and labor costs during the current year quarter. During the prior year quarter, the Company incurred higher maintenance and labor costs and increased purchases of ammonia due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility.
For the quarter ended September 30, 1996, DAP costs per ton increased as a result of higher costs for phosphate rock, partially offset by lower sulfur and ammonia costs. Phosphate rock costs increased due to the Company's phosphate rock supply contract which bases the price of this raw material on the phosphate rock costs incurred by certain domestic phosphate producers and the financial performance of the Company's phosphate operations. Potash costs per ton increased during the current year quarter due to a scheduled 21-day turnaround which occurred in July 1996. Potash costs per ton also increased for the quarter ended September 30, 1996, due to higher costs associated with the industrial grade products produced at facilities acquired in August 1996.

     SELLING EXPENSES. Selling expenses decreased to $6.3 million for the quarter ended September 30, 1996, from $6.9 million for the quarter ended
September 30, 1995. As a percentage of net sales, selling expenses decreased to 6.9% for the quarter ended September 30, 1996, from 7.1% for the quarter ended
September 30, 1995. This decrease was the result of increased sales prices for all product groups partially offset by higher delivery costs per ton during the current year quarter. The Company also incurred lower storage costs during the current year quarter.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6.9 million for the quarter ended September 30, 1996, from $6.0 million for the quarter ended September 30, 1995. This increase was primarily the result of increased royalties and other costs related to the potash companies acquired in August 1996. As a percentage of net sales, general and administrative expenses increased to 7.5% from 6.2%.

     OPERATING INCOME. As a result of the above factors, operating income decreased to $14.7 million for the quarter ended September 30, 1996, from $16.9 million for the quarter ended September 30, 1995, a 12.7% decrease.

     INTEREST, NET. For the quarter ended September 30, 1996, net interest income increased to $422,000 from $55,000 for the quarter ended September 30, 1995. This increase is the result of costs incurred in association with prepaying a portion of the Company's debt during the prior year.

     INCOME TAX EXPENSE. Income tax expense decreased to $6.0 million for the quarter ended September 30, 1996, from $7.3 million for the quarter ended
September 30, 1995. This decrease is the result of changes in earnings during the current year quarter and an adjustment to the deferred tax rate made during the prior year quarter.

     NET INCOME. As a result of the foregoing, net income decreased to $9.3 million for the quarter ended September 30, 1996, from $9.7 million for the quarter ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 1996, the Company had cash and cash equivalents of $12.3 million, compared to $60.2 million at June 30, 1996, a decrease of $47.9 million.

     OPERATING ACTIVITIES. For the quarter ended September 30, 1996, net cash used by operating activities was $12.7. For the quarter ended September 30, 1995, net cash provided by operating activities was $21.1 million.

     INVESTING ACTIVITIES. Net cash used by investing activities was $81.7 million for the quarter ending September 30, 1996, and $4.7 million for the quarter ended September 30, 1995, primarily reflecting capital expenditures in those periods. During the current year quarter, capital expenditures were $56.6 million compared to $6.4 million during the prior year. These expenditures consisted of $45.0 million spent for the purchase of the two new potash mines in August 1996, and $6.5 million related to the Company's nitrogen expansion project at its Yazoo City facilities. The remaining $5.1 million was for normal improvements and modifications to the Company's facilities. The current year period also includes $26.0 million related to the Company's investment in Farmland MissChem Limited compared to $1.5 million during the prior year quarter. These expenditures were partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $46.5 million for the quarter ended September 30, 1996, and net cash used by financing activities was $14.0 million for the quarter ended September 30, 1995. During the current year, the amounts provided by financing activities included $69.2 million in debt proceeds partially offset by $14.3 million in debt payments, $6.3 million for the purchase of treasury stock and $2.1 million in cash dividends. During the prior year, the amounts used by financing activities included $9.1 million for the purchase of treasury stock and $1.8 million in cash dividends. The Company also paid $3.0 million in debt payments which included $2.4 million in prepayments.

     The Company has a $125 million credit facility with NationsBank of Tennessee, N.A. ("NationsBank") as agent for a syndicate of commercial banks.
 Under this facility, the Company has a $40 million short-term line of credit and an $85 million revolving line of credit with a term of three years. These lines of credit bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate. At September 30, 1996, the Company had $54.6 million outstanding under these facilities. During the current year quarter, the maximum amount outstanding at any month end under these facilities was $54.6 million. The Company also has a separate $5 million short-term line of credit with another financial institution.

     The Company is currently in the process of negotiating a new credit facility with Harris Trust and Savings Bank which would increase the Company's line of credit. It is anticipated that this facility will be completed in December 1996, and will replace the Company's $125 million credit facility with NationsBank.

     The Company believes that existing cash, cash generated from operations, and current and anticipated lines of credit will be sufficient to satisfy its financing needs for the foreseeable future.



                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed as part of this report are listed below.

               SEC Exhibit
               Reference No.  Description

                    27        Financial Data Schedule.


     (b)   The Company filed a Form 8-K/A on date of September 25, 1996.



                           SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MISSISSIPPI CHEMICAL CORPORATION



Date:October 16, 1996         /s/ Timothy A. Dawson
                              Timothy A. Dawson
                              Vice President - Finance



Date:October 16, 1996         /s/ Rosalyn B. Glascoe
                              Rosalyn B. Glascoe

