Form 10-Q
period 1996-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1997-02-14
CIK 66895

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

               For Quarter Ended December 31, 1996


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

               For Quarter Ended December 31, 1996
                  Commission File Number 2-7803


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Number of Shares

          Common Stock, $0.01 par value            27,966,555



                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                              INDEX



                                                             Page
                                                           Number

PART I.        FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income                     3
               Three months ended December 31,
               1996 and 1995, and Six months ended
               December 31, 1996 and 1995

          Consolidated Balance Sheets
               December 31, 1996 and June 30, 1996          4 - 5

          Consolidated Statements of Shareholders' Equity       6
               Fiscal Year Ended June 30, 1996
               and Six months ended December 31, 1996

          Consolidated Statements of Cash Flows                 7
               Six months ended December 31,
               1996 and 1995

          Notes to Consolidated Financial Statements       8 - 12


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition                        13 - 20



PART II.       OTHER INFORMATION:

     Item 6(b).Reports on Form 8-K                             21

     Signatures                                                21

(TABLE)

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                       Three months ended      Six months ended
                          December 31,           December 31,
                     ---------------------   -------------------
                       1996        1995         1996      1995
                     ---------   ---------   --------  ---------
                        (In thousands, except per share data)
<s)                  [C]         [C]          [C]       [C]
Net sales            $113,196    $ 99,857    $204,486  $196,427

Operating expenses:
  Cost of products
    sold               80,488      69,607     143,867   136,409
  Selling               6,443       6,138      12,764    13,001
  General and
    administrative      7,665       5,712      14,515    11,732
                     --------    --------    --------  --------
                       94,596      81,457     171,146   161,142
                     --------    --------    --------  --------
Operating income       18,600      18,400      33,340    35,285

Other (expense) income:
  Interest, net          (280)        701         142       756
  Other                 1,539         539       1,637       553
                     --------    --------    --------  --------
Income before income
  taxes                19,859      19,640      35,119    36,594

Income tax expense      7,766       7,766      13,731    15,016
                     --------    --------    --------  --------
Net income           $ 12,093    $ 11,874    $ 21,388  $ 21,578
                     ========    ========    ========  ========
Earnings per share
  (see Note 2)       $   0.56    $   0.53    $   1.00  $   0.97
                     ========    ========    ========  ========

Weighted average common
  shares outstanding   21,620      22,210      21,478    22,289
                     ========    ========    ========  ========
[FN]
   The accompanying notes are an integral part of these financial statements.
</TABLE)


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   December 31,       June 30,
                                       1996             1996
                                   -----------        --------
                                     (Dollars in thousands)
Current assets:
   Cash and cash equivalents           $  3,803       $ 60,214
   Accounts receivable                   62,900         34,630
   Inventories:
      Finished products                  34,006         10,278
      Raw materials and supplies          6,525          5,096
      Replacement parts                  34,702         25,259
                                       --------       --------
          Total inventories              75,233         40,633

    Prepaid expenses and other
      current assets                      7,684          3,956
    Deferred income taxes                 2,713          2,216
                                       --------       --------
           Total current assets         152,333        141,649
                                       --------       --------
Investments and other assets:
  Investment in affiliates               70,878          1,523
  Other                                  17,774         26,144
                                       --------       --------
          Total investments and
            other assets                 88,652         27,667
                                       --------       --------
Properties held for sale                 52,919         52,919

Property, plant and equipment, at cost  670,991        399,882
  Less accumulated depreciation,
     depletion and amortization        (336,271)      (281,111)
                                       --------       --------
          Net property, plant and
            equipment                   334,720        118,771

Goodwill, net of accumulated
  amortization                          180,416         -
                                       --------       --------
                                       $809,040       $341,006
                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                   December 31,       June 30,
                                       1996            1996
                                   ------------      ---------

                                     (Dollars in thousands)
Current liabilities:
  Long-term debt due within one year $      139     $       78
  Accounts payable                       72,635         46,013
  Accrued liabilities                    11,355          8,707
  Income taxes payable                    3,705          5,238
                                     ----------     ----------
          Total current liabilities      87,834         60,036
                                     ----------     ----------
Long-term debt                          221,794           -

Other long-term liabilities and
  deferred credits                       18,323         18,218

Deferred income taxes                    58,149         14,927

Shareholders' equity:
   Common stock ($.01 par; authorized
     100,000,000 shares; issued
     27,966,555 in fiscal 1997 and
     22,903,450 in fiscal 1996)             280            229
   Additional paid-in capital           305,698        178,364
   Retained earnings                    116,962         99,814
   Treasury stock, at cost
     (1,550,000 shares in fiscal
     1996)                                 -           (30,582)
                                       --------       --------
                                        422,940        247,825
                                       --------       --------
                                       $809,040       $341,006
                                       ========       ========

   The accompanying notes are an integral part of these financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               DECEMBER 31, 1996


                              Additional
                       Common   Paid-In    Retained  Treasury
                        Stock   Capital    Earnings    Stock   Total
                       ------- ---------   --------  -------- --------
(Dollars in thousands)
Balances,
  July 1, 1995         $   229  $178,332    $53,520  $ (4,774)$227,307
     Net income              -         -     54,178         -   54,178
     Cash dividends paid     -         -     (7,884)        -   (7,884)
     Treasury stock, net     -        32          -   (25,808) (25,776)
                       -------  --------   --------  -------- --------

Balances, June 30, 1996    229   178,364     99,814   (30,582) 247,825
    Net income               -         -     21,388         -   21,388
    Cash dividends paid      -         -     (4,240)        -   (4,240)
    Treasury stock, net      -        56          -    (6,174)  (6,118)
    Stock issued for
       business acquired    51   127,278          -    36,756  164,085
                       -------  --------   --------  -------- --------
Balances, December 31,
  1996                 $   280  $305,698   $116,962  $      - $422,940
                       =======  ========   ========  ======== ========

   The accompanying notes are an integral part of these financial statements.


                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     Six months ended December 31,
                                        1996             1995
                                      ---------       ---------
                                         (Dollars in thousands)
Cash flows from operating activities:
  Net income                           $ 21,388       $ 21,578
  Reconciliation of net income to
    net cash (used)provided by
    operating activities:
     Net change in operating assets
       and liabilities                  (28,973)         9,490
     Depreciation, depletion and
       amortization                      10,316          8,662
     Deferred income taxes                  668            872
     Transaction costs for business
       acquired                          (2,675)             -
     Other                               (1,390)           208
                                       --------      ---------
Net cash (used) provided by
  operating activities                     (666)        40,810
                                       --------      ---------
Cash flows from investing activities:
  Purchase of property, plant
    and equipment                       (74,391)        (9,769)
  Proceeds received from option           1,000          2,000
  Investment in Farmland MissChem
    Limited                             (43,167)          (631)
  Other                                       6             53
                                       --------      ---------
Net cash used by investing activities  (116,552)        (8,347)
                                       --------      ---------

Cash flows from financing activities:
  Debt payments                        (150,769)        (3,086)
  Debt proceeds                         222,122              -
  Cash dividends paid                    (4,240)        (3,547)
  Purchase of treasury stock             (6,306)        (9,449)
                                       --------       --------
Net cash provided (used) by
  financing activities                   60,807        (16,082)
                                       --------       --------
Net (decrease) increase in cash
  and cash equivalents                  (56,411)        16,381

Cash and cash equivalents -
  beginning of period                    60,214         29,617
                                       --------       --------
Cash and cash equivalents -
  end of period                        $  3,803       $ 45,998
                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the six-month periods ended December 31, 1996 and 1995, the Company's financial position at December 31, 1996 and June 30, 1996, the cash flows for the six-month periods ended December 31, 1996 and 1995, and the consolidated statements of shareholders' equity as of December 31, 1996. These adjustments are of a normal recurring nature, and are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1996, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended December 31, 1996, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE
     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:

                       Three months ended           Six months ended
                          December 31,                December 31,
                        1996         1995          1996         1995
                     ----------   -----------   ----------   ----------
Weighted average
 common shares
 outstanding, net of
 treasury shares     21,528,083   22,137,200    21,406,812   22,220,508
Common stock
 equivalents for
 employee stock
 options                 92,124       72,657        70,826       68,087
                     ----------   ----------    ----------   ----------
                     21,620,207   22,209,857    21,477,638   22,288,595
                     ==========   ==========    ==========   ==========


     In October 1996, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share outstanding. This dividend was paid on November 12, 1996, to shareholders of record as of October 28, 1996. In January 1997, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share outstanding. This dividend was paid on February 7, 1997, to holders of record on January 27, 1997.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires. These properties are classified as property held for sale at December 31, 1996 and June 30, 1996.

     The Company has entered into a 50-50 joint venture ("Farmland MissChem Limited") with Farmland Industries, Inc. to construct and operate a 2,040 short-ton-per-day anhydrous ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. The project is expected to cost approximately $330 million. Startup of the facility is scheduled for mid-1998. The Company is accounting for this investment using the equity method

     In late fiscal 1996, the Company began an expansion at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650 ton-per-day nitric acid plant, a new 500 ton-per-day ammonia plant and modifications to its ammonium nitrate plant to increase production from approximately 750,000 to approximately 950,000 tons-per-year. The Company estimates total cost of the expansion to be $130 million. The expansion is scheduled to be fully operational during the first half of 1998.

NOTE 4 - CHANGE IN TRADING MARKETS

     Effective October 10, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol "GRO." The Company's shares had previously traded on the NASDAQ Stock Market's National Market under the symbol "MISS".

NOTE 5 - ACQUISITIONS ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING

FIRST MISSISSIPPI CORPORATION ACQUISITION:

     In August 1996, the Company entered into an agreement to acquire the fertilizer businesses of First Mississippi Corporation ("First Mississippi") in an all-stock merger transaction. On December 24, 1996, this transaction was completed for an approximate value of $315 million which is subject to certain adjustments. The transaction was accounted for by the purchase method of accounting and is reflected in the Company's consolidated balance sheet at December 31, 1996. According to the terms of the merger, the Company issued approximately 6.9 million shares of its common stock to former First Mississippi shareholders. Additionally, at closing First Mississippi's fertilizer businesses had approximately $150.5 million of outstanding debt.

     The fertilizer operations of First Mississippi include AMPRO Fertilizer, Inc. and a 50% interest in Triad Chemical. The Company already held the remaining 50% interest in Triad Chemical, which owns and operates an anhydrous ammonia plant with an annual production of approximately 465,000 tons, and a urea plant with an annual production of approximately 560,000 tons. AMPRO owns and operates an anhydrous ammonia plant with annual production of approximately 615,000 tons. AMPRO and Triad are located on adjacent sites in Donaldsonville, Louisiana, and share dock facilities capable of receiving ocean-going vessels. In the transaction, the Company also acquired a 50% interest in an ammonia storage terminal in Pasadena, Texas, and a 50% interest in a company which owns and operates eleven ammonia barges. Since closing, the Company has contributed to the capital of First Mississippi its 50% interest in Triad Chemical and the name of First Mississippi has been changed to Triad Nitrogen, Inc. ("Triad Nitrogen").

     The following recap reflects the allocation of the purchase price (subject to adjustment) on the Company's consolidated balance sheet as of December 31, 1996:


     (a)  Property, plant and equipment           $151,688
     (b)  Goodwill                                 180,416
     (c)  Other assets/liabilities acquired, net    24,537
     (d)  Deferred taxes                           (42,057)
                                                  --------
                                                  $314,584
                                                  ========

     Goodwill will be amortized over a period of forty years using the straight-line method.

     Triad Nitrogen's results of operations for the period December 24, 1996, through December 31, 1996, are included in the Company's current year consolidated statements of income. To facilitate analysis, the accompanying summarized unaudited pro forma financial information includes Triad Nitrogen's results of operations, assuming the acquisition had occurred on July 1, 1996, and July 1, 1995, respectively. These pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition actually been consummated at the beginning of the periods presented, or of future results of the combined companies.

                                Six months ended
                                   December 31,
                              --------------------
    (In thousands, except
      per share data)           1996        1995
                              --------    --------
     Net sales                $320,420    $299,730
                              ========    ========
     Net income               $ 33,672    $ 38,316
                              ========    ========
     Earnings per share       $   1.19    $   1.31
                              ========    ========


POTASH ACQUISITIONS:
     In August 1996, the Company, through its wholly owned subsidiary, Mississippi Potash, Inc., completed its acquisition of substantially all of the assets of New Mexico Potash Corporation and Eddy Potash, Inc. from Trans-Resources, Inc. for $45 million, plus an adjustment for current working capital of approximately $11 million. The two mines, located near Carlsbad, New Mexico, have a combined annual production capacity of approximately 870,000 tons of potash. Eddy Potash, Inc. is now a wholly owned subsidiary of Mississippi Potash, Inc. New Mexico Potash Corporation has been merged into Mississippi Potash, Inc. Prior to this acquisition, Mississippi Potash, Inc. produced approximately 420,000 tons of potash per year.



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

     The Company's results of operations for the six month period ended December 31, 1996, reflect higher sales prices for most of the Company's products, partially offset by higher natural gas costs and lower sales volumes for nitrogen products and DAP. Nitrogen sales volumes were higher in the first six months of the prior year due to the effect of slow product movement in May and June of 1995, which was caused by adverse weather conditions. This slow product movement resulted in strong carryover product demand during early fiscal 1996. Higher potash volumes reflect the sale of tonnages available from the Company's potash facilities acquired in August 1996. Significantly higher natural gas prices adversely impacted the Company's results in the current period. Natural gas prices remain relatively high and subject to pronounced near-term fluctuations.

     In May 1995, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. On March 29, 1996, the Board of Directors authorized the Company to repurchase up to 1,500,000 additional shares of the Company's common stock in open market or privately negotiated transactions. As of December 31, 1996, the Company had repurchased a total of 1,850,000 shares pursuant to those authorizations; however, in December, the Company reissued these shares as part of its acquisition of First Mississippi. The unused authorization to repurchase 1,150,000 shares remains available to be utilized by the Company.

RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                            Three months ended     Six months ended
                                December 31,         December 31,
                            -------------------  --------------------
                             1996       1995       1996        1995
                            --------  ---------  --------    --------
                                         (in thousands)
Net Sales:
    Nitrogen                $ 55,812  $ 58,241   $104,557    $114,843
    DAP                       35,485    36,540     66,507      68,996
    Potash                    21,361     4,674     32,219      11,655
    Other                        538       402      1,203         933
                            --------  --------   --------    --------
       Net Sales            $113,196  $ 99,857   $204,486    $196,427
                            ========  ========   ========    ========

                             Three months ended     Six months ended
                                December 31,          December 31,
                             ------------------     -----------------
                              1996      1995         1996        1995
                             -------   --------     -----       -----
                                          (in thousands)
Tons Sold:
    Nitrogen                    384        416        727         844
    DAP                         201        192        372         382
    Potash                      273         65        416         167


                             Three months ended   Six months ended
                                December 31,        December 31,
                             -------------------   ---------------
                              1996         1995    1996      1995
                             ------       ------   -----    ------
Average Sales Price Per Ton:
    Nitrogen                  $ 145        $ 140  $ 144     $ 136
    DAP                       $ 176        $ 190  $ 179     $ 181
    Potash                    $  78        $  72  $  78     $  70


     NET SALES. Net sales increased 13.4% to $113.2 million for the quarter ended December 31, 1996, from $99.9 million for the quarter ended December 31, 1995, primarily as a result of increased sales volumes for potash. Potash sales increased 357.0% as a result of a 318.7% increase in tons sold and a 9.1% increase in the average price per ton. This increase in volume is the result of increased tonnage available due to the Company's recent potash acquisitions. Nitrogen fertilizer sales decreased 4.2% due to a 7.8% decrease in tons sold partially offset by a 4.0% increase in sales prices. Sales of DAP decreased 2.9% as a result of a 7.3% decrease in the average price per ton offset by a 4.8% increase in tons sold.

     For the six months ended December 31, 1996, net sales increased 4.1% to $204.5 million, from $196.4 million for the six months ended December 31, 1995. This increase was primarily the result of increased sales volumes for potash and higher sales prices for potash and nitrogen, partially offset by lower sales volumes for nitrogen. Nitrogen fertilizer sales decreased 9.0% due to a 13.8% decrease in tons sold partially offset by a 5.7% increase in sales prices. Sales of DAP decreased 3.6% as a result of a 2.4% decrease in tons sold and a 1.2% decrease in the average price per ton. Potash sales increased 176.5% as a result of a 148.4% increase in tons sold and an 11.3% increase in the average sales price. This increase in volume is the result of increased tonnage available due to the Company's potash acquisitions completed during August 1996.

     COST OF PRODUCTS SOLD. Cost of products sold increased to $80.5 million for the quarter ended December 31, 1996, from $69.6 million for quarter ended December 31, 1995. As a percentage of net sales, cost of products sold increased to 71.1% from 69.7%. This increase in cost of products sold, as a percentage of net sales, is the result of the Company's current year sales including a higher proportion of potash tons sold which have a higher percentage of cost to sales. This increase was partially offset by lower costs per ton for DAP. For the quarter ended December 31, 1996, nitrogen fertilizer cost per ton did not change significantly. Higher natural gas costs were offset by reduced purchases of ammonia and lower maintenance and labor costs during the current year quarter. During the prior year quarter, the Company incurred higher maintenance and labor costs and increased purchases of ammonia due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility. For the quarter ended December 31, 1996, DAP costs per ton decreased as a result of lower costs for phosphate rock and sulfur, partially offset by higher ammonia costs. Phosphate rock costs decreased due to the Company's phosphate rock supply contract which bases the price of this raw material on the phosphate rock costs incurred by certain domestic phosphate producers and the financial performance of the Company's phosphate operations.

     For the six months ended December 31, 1996, cost of products sold increased to $143.9 million from $136.4 million for the six months ended December 31, 1995. As a percentage of net sales, cost of products sold increased to 70.4% from 69.4%. This increase in cost of products sold, as a percentage of net sales, is the result of the Company's current year sales including a higher proportion of potash sales. This increase was partially offset by higher sales prices for nitrogen and potash. For the six months ended December 31, 1996, nitrogen fertilizer cost per ton did not change significantly. Increases in natural gas costs were substantially offset by reduced purchases of ammonia and lower maintenance and labor costs during the current year. During the prior year, the Company incurred higher maintenance and labor costs and increased purchases of ammonia due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility. For the six months ended December 31, 1996, DAP costs per ton did not change significantly.

     SELLING EXPENSES. Selling expenses increased to $6.4 million for the quarter ended December 31, 1996, from $6.1 million for the quarter ended December 31, 1995. As a percentage of net sales, selling expenses decreased to 5.7% for the quarter ended December 31, 1996, from 6.1% for the quarter ended December 31, 1995. This decrease was the result of the Company's sales including a higher proportion of potash for which the customer generally incurs the delivery expense.

     For the six months ended December 31, 1996, selling expenses decreased to $12.8 million from $13.0 million for the six months ended December 31, 1995. As a percentage of net sales, selling expenses decreased to 6.2% for the six months ended December 31, 1996, from 6.6% for the six months ended December 31, 1995. This decrease was primarily the result of the Company's sales including less tonnage sold on a delivered basis and higher sales prices for nitrogen and potash.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $7.7 million for the quarter ended December 31, 1996, from $5.7 million for the quarter ended December 31, 1995. As a percentage of net sales, general and administrative expenses increased to 6.8% from 5.7%. For the six months ended December 31, 1996, general and administrative expenses increased to $14.5 million from $11.7 million for the six months ended December 31, 1995. As a percentage of net sales, general and administrative expenses increased to 7.1% from 6.0%. These increases for both the current year quarter and the six months ended December 31, 1996, were primarily the result of increased royalties and other administrative costs of the potash companies acquired in August 1996. The Company also incurred costs associated with its change in trading markets during the current year.


     OPERATING INCOME. As a result of the above factors, operating income increased to $18.6 million for the quarter ended December 31, 1996, from $18.4 million for the quarter ended December 31, 1995, a 1.1% increase. For the six months ended December 31, operating income decreased to $33.3 million in 1996 from $35.3 million in 1995, a 5.5% decrease.

     INTEREST, NET. For the quarter ended December 31, 1996, net interest expense was $280,000 compared to net interest income of $701,000 for the quarter ended December 31, 1995. For the six months ended December 31, 1996, net interest income was $142,000 compared to $756,000 for the six months ended December 31, 1995. The increases in net interest expense were primarily the reflection of higher interest expense resulting from higher levels of borrowings during the current year periods and lower interest income earned due to lower levels of investments during the current year periods. Also, during the current year quarter and six month periods, the Company capitalized $.9 million and $1.3 million, respectively, of its interest costs. During the prior year six month period, the Company incurred costs in association with prepaying a portion of its debt.

     INCOME TAX EXPENSE. Income tax expense did not change for the quarter ended December 31, 1996, compared to the quarter ended December 31, 1995. For the six months ended December 31, 1996, income tax expense decreased to $13.7 million from $15.0 million for the six months ended December 31, 1995. This decrease is the result of changes in earnings during the current year and an adjustment to the deferred tax rate made during the prior year.

     NET INCOME. As a result of the foregoing, net income increased to $12.1 million for the quarter ended December 31, 1996, from $11.9 million for the quarter ended December 31, 1995. For the six months ended December 31, 1996, net income decreased to $21.4 million from $21.6 million in 1995.


LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 1996, the Company had cash and cash equivalents of $3.8 million, compared to $60.2 million at June 30, 1996, a decrease of $56.4 million.

     OPERATING ACTIVITIES. For the six months ended December 31, 1996, net cash used by operating activities was $.7 million. For the six months ended December 31, 1995, net cash provided by operating activities was $40.8 million.

     INVESTING ACTIVITIES. Net cash used by investing activities was $116.6 million for the six months ended December 31, 1996, and $8.3 million for the six months ended December 31, 1995, primarily reflecting capital expenditures in those periods. During the current year period, capital expenditures were $74.4 million compared to $9.8 million during the prior year. The current year expenditures consisted of $45.0 million spent for the purchase of the two new potash mines in August 1996, and $12.4 million related to the Company's nitrogen expansion project at its Yazoo City facilities. The remaining $17.0 million was for normal improvements and modifications to the Company's facilities and other items. The current year period also includes $43.2 million related to the Company's investment in Farmland MissChem Limited compared to $.6 million during the prior year period. These expenditures were partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $60.8 million for the six months ended December 31, 1996, and net cash used by financing activities was $16.1 million for the six months ended December 31, 1995. During the current year, the amounts provided by financing activities included $222.1 million in debt proceeds partially offset by $150.8 million in debt payments, $6.3 million for the purchase of treasury stock and $4.2 million in cash dividends. During the prior year, the amounts used by financing activities included $9.4 million for the purchase of treasury stock and $3.5 million in cash dividends. The Company also paid $3.1 million in debt payments which included $2.4 million in prepayments.

     At December 31, 1996, the Company and its subsidiaries had credit facilities with Harris Trust and Savings Bank (`Harris'') and a syndicate of other commercial banks totaling $300 million. These facilities are five-year facilities and replace all previous credit facilities with NationsBank. The new facilities will bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate. At December 31, 1996, the Company had $221.6 million outstanding under these facilities which represented the maximum amount outstanding at any month end during the current year. The Company also has a separate $5 million short-term line of credit with another financial institution.

     Prior to the completion of the Harris facilities, the Company had a $125 million credit facility with NationsBank as agent for a syndicate of commercial banks.
     The Company believes that existing cash, cash generated from operations, and current and anticipated lines of credit will be sufficient to satisfy its financing requirements through fiscal 1998.



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

                              MISSISSIPPI CHEMICAL CORPORATION



Date: February 14, 1997       /S/ Timothy A. Dawson
      -----------------       --------------------------------
                              Timothy A. Dawson
                              Vice President - Finance



Date: February 14, 1997       /s/ Rosalyn B. Glascoe
      -----------------       --------------------------------
                              Rosalyn B. Glascoe
                              Secretary