Form 10-Q
period 1997-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1997-04-23
CIK 66895

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

                For Quarter Ended March 31, 1997


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

                For Quarter Ended March 31, 1997
                Commission File Number 001-12217


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Number of Shares

          Common Stock, $0.01 par value            27,792,364

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                              INDEX



                                                             Page
                                                           Number

PART I.        FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income                     3
               Three months ended March 31,
               1997 and 1996, and Nine months ended
               March 31, 1997 and 1996

          Consolidated Balance Sheets
               March 31, 1997 and June 30, 1996             4 - 5

          Consolidated Statements of Shareholders' Equity       6
                          Fiscal Year Ended June 30, 1996
                          and Nine months ended March 31,
                          1997

          Consolidated Statements of Cash Flows                 7
               Nine months ended March 31,
               1997 and 1996

          Notes to Consolidated Financial Statements       8 - 13


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                  14 - 22



PART II.       OTHER INFORMATION:

     Item 6(a).Exhibits                                        23

     Item 6(b).Reports on Form 8-K                             23

     Signatures                                                23

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                      Three months ended      Nine months ended
                          March 31,               March 31,
                     --------------------    ------------------
                       1997        1996         1997      1996
                     --------    --------    --------- --------
                       (In thousands, except per share data)
Revenues:
   Net sales         $142,583    $107,740    $347,069  $304,167
   Trading margin on
    brokered product       20        -             20      -
                     --------    --------    --------  --------
                      142,603     107,740     347,089   304,167

Operating expenses:
  Cost of products
   sold               106,391      71,324     250,258   207,733
  Selling               7,701       6,899      20,465    19,900
  General and
   administrative       8,418       5,989      22,933    17,721
                     --------    --------    --------  --------
                      122,510      84,212     293,656   245,354
                     --------    --------    --------  --------
Operating income       20,093      23,528      53,433    58,813

Other (expense) income:
  Interest, net        (2,088)        752       (1,946)   1,508
  Other                   183         183        1,820      736
                     --------    --------    --------  --------
Income before income
  taxes                18,188      24,463      53,307    61,057

Income tax expense      7,589       8,815      21,320    23,831
                     --------    --------    --------  --------
Net income           $ 10,599    $ 15,648    $ 31,987  $ 37,226
                     ========    ========    ========  ========
Earnings per share
  (see Note 2)       $   0.38    $   0.72    $   1.37  $   1.68
                     ========    ========    ========  ========

Weighted average common
  shares outstanding   28,000      21,880      23,427    22,134
                     ========    ========    ========  ========

   The accompanying notes are an integral part of these financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                      March 31,       June 30,
                                        1997            1996
                                      ---------       --------
                                       (Dollars in thousands)
Current assets:
   Cash and cash equivalents           $  9,960       $ 60,214
   Accounts receivable, net              60,312         34,630
   Inventories:
      Finished products                  41,444         10,278
      Raw materials and supplies          7,800          5,096
      Replacement parts                  35,468         25,259
                                       --------       --------
          Total inventories              84,712         40,633

    Prepaid expenses and other
      current assets                     11,590          3,956
    Deferred income taxes                 1,938          2,216
                                       --------       --------
           Total current assets         168,512        141,649
                                       --------       --------
Investments and other assets:
  Investments in affiliates              68,004         13,120
  Other                                  16,939         14,547
                                       --------       --------
          Total investments and
            other assets                 84,943         27,667
                                       --------       --------
Properties held for sale                 52,919         52,919

Property, plant and equipment, at cost  659,427        399,882
  Less accumulated depreciation,
    depletion and amortization         (297,191)      (281,111)
                                       --------       --------
          Net property, plant and
            equipment                   362,236        118,771

Goodwill, net of accumulated
  amortization                          180,734           -
                                       --------       --------
                                       $849,344       $341,006
                                       ========       ========

   The accompanying notes are an integral part of these financial statements.



                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                      March 31,       June 30,
                                        1997           1996
                                      ---------      ---------
                                       (Dollars in thousands)
Current liabilities:
  Long-term debt due within one year  $     138      $      78
  Accounts payable                       79,497         46,013
  Accrued liabilities                    11,753          8,707
  Income taxes payable                    3,591          5,238
                                      ---------      ---------
          Total current liabilities      94,979         60,036
                                      ---------      ---------

Long-term debt                          252,667           -

Other long-term liabilities and
  deferred credits                       18,685         18,218

Deferred income taxes                    56,431         14,927

Shareholders' equity:
   Common stock ($.01 par; authorized
     100,000,000 shares; issued
     27,963,845 in fiscal 1997 and
     22,903,450 in fiscal 1996)             280            229
   Additional paid-in capital           305,698        178,364
   Retained earnings                    124,764         99,814
   Treasury stock, at cost (171,481
     shares in fiscal 1997 and
     1,550,000 shares in fiscal
     1996)                               (4,160)       (30,582)
                                       --------       --------
                                        426,582        247,825
                                       --------       --------
                                       $849,344       $341,006
                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 MARCH 31, 1997

                                     Additional
                            Common    Paid-in    Retained  Treasury
                             Stock    Capital    Earnings   Stock      Total
                            -------  ----------  --------  --------   -------

(Dollars in thousands)

Balances,  July 1, 1995     $   229  $178,332   $ 53,520   $ (4,774)  $227,307
     Net income                   -         -     54,178          -     54,178
     Cash dividends paid          -         -     (7,884)         -     (7,884)
     Treasury stock, net          -        32          -    (25,808)   (25,776)
                            -------  --------   --------   --------   --------

Balances, June 30, 1996         229   178,364     99,814    (30,582)   247,825
    Net income                    -         -     31,987          -     31,987
    Cash dividends paid           -         -     (7,037)         -     (7,037)
    Treasury stock, net           -        56          -    (10,334)   (10,278)
    Stock issued for
      business acquired          51   127,278          -     36,756    164,085
                           --------  --------   --------   --------   --------
Balances, March 31, 1997   $    280  $305,698   $124,764   $ (4,160)  $426,582
                           ========  ========   ========   ========   ========



   The accompanying notes are an integral part of these financial statements.




                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Nine months ended
                                                     March 31,
                                               ----------------------
                                                 1997         1996
                                               --------     ---------

                                             (Dollars in thousands)
Cash flows from operating activities:
  Net income                                   $ 31,987     $ 37,226
  Reconciliation of net income to net
    cash (used) provided by operating
    activities:
     Net change in operating assets
        and liabilities                         (49,037)      18,080
     Depreciation, depletion and amortization    18,666       13,224
     Deferred income taxes                           63        1,708
     Transaction costs for business acquired     (2,848)           -
     Other                                         (492)         171
                                               --------    ---------
Net cash (used) provided by operating activities (1,661)      70,409
                                               --------    ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment     (94,086)     (11,995)
  Proceeds received from option                   1,000        2,000
  Investment in Farmland MissChem Limited       (44,136)      (4,262)
  Other                                             (11)        (851)
                                               --------    ---------
Net cash used by investing activities          (137,233)     (15,108)
                                               --------    ---------

Cash flows from financing activities:
  Debt payments                                (253,596)      (3,129)
  Debt proceeds                                 359,739            -
  Cash dividends paid                            (7,037)      (5,736)
  Purchase of treasury stock                    (10,466)     (23,375)
                                               --------    ---------
Net cash provided (used) by financing activities 88,640      (32,240)
                                               --------    ---------
Net (decrease) increase in cash and cash
   equivalents                                  (50,254)      23,061

Cash and cash equivalents - beginning of period  60,214       29,617
                                               --------    ---------
Cash and cash equivalents - end of period      $  9,960     $ 52,678
                                               ========    =========

   The accompanying notes are an integral part of these financial statements.

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the nine-month periods ended March 31, 1997 and 1996, the Company's financial position at March 31, 1997 and June 30, 1996, the cash flows for the nine-month periods ended March 31, 1997 and 1996, and the consolidated statements of shareholders' equity as of March 31, 1997. These adjustments are of a normal recurring nature, and are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1996, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common share equivalents as follows:

                                 Three months ended   Nine months ended
                                      March 31,           March 31,
                                   1997      1996      1997      1996
                                 -------    -------   -------   -------
Weighted average common shares
   outstanding, net of treasury
   shares                         27,904    21,813    23,350    22,066
Common stock equivalents for
    employee stock options            96        67        77        68
                                 -------   -------   -------   -------
                                  28,000    21,880    23,427    22,134
                                 =======   =======   =======   =======

     In January 1997, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share outstanding. This dividend was paid on February 7, 1997, to holders of record on January 27, 1997.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires. These properties are classified as property held for sale at March 31, 1997 and June 30, 1996.

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

NOTE 5 - ACQUISITIONS ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING

NITROGEN ACQUISITION:

     In August 1996, the Company entered into an agreement to acquire the fertilizer businesses of First Mississippi Corporation ("First Mississippi") in an all-stock merger transaction. On December 24, 1996, this transaction was completed for an approximate value of $315 million. Since closing, the transaction has been adjusted to approximately $311 million and remains subject to further adjustment. The transaction was accounted for by the purchase method of accounting and is reflected in the Company's consolidated balance sheet at March 31, 1997. According to the terms of the merger, the Company issued approximately 6.9 million shares of its common stock to former First Mississippi shareholders. Additionally, at closing First Mississippi's fertilizer businesses had approximately $150.5 million of outstanding debt which was assumed by the Company.

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

     The following recap reflects the allocation of the purchase price (subject to adjustment) on the Company's consolidated balance sheet as of March 31, 1997:

     (a)  Property, plant and equipment              $151,407
     (b)  Goodwill                                    181,954
     (c)  Other assets/liabilities acquired, net       19,417
     (d)  Deferred taxes                              (42,107)
                                                     --------
                                                     $310,671

     Goodwill will be amortized over a period of forty years using the straight-line method.

     In March 1997, the Company purchased for $3.8 million the other 50% interest in the ammonia barge company acquired in the First Mississippi merger.

     Triad Nitrogen's results of operations for the period December 24, 1996, through March 31, 1997, are included in the Company's current year consolidated statement of income. To facilitate analysis, the accompanying summarized unaudited pro forma financial information includes Triad Nitrogen's results of operations, assuming the acquisition had occurred on July 1, 1996, and July 1, 1995, respectively. These pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition actually been consummated at the beginning of the periods presented, or of future results of the combined companies.

                                Nine months ended
                                    March 31,
                              --------------------
                       (In thousands, except per share data)
                                1997        1996
                              --------    --------
     Net sales                $463,003    $466,127
                              ========    ========
     Net income               $ 44,394    $ 59,725
                              ========    ========
     Earnings per share       $   1.46    $   2.06
                              ========    ========

POTASH ACQUISITIONS:

     In August 1996, the Company, through its wholly owned subsidiary, Mississippi Potash, Inc., completed the acquisition of substantially all of the assets of New Mexico Potash Corporation and Eddy Potash, Inc. from Trans-Resources, Inc. for $45 million, plus an adjustment for current working capital of approximately $11 million. The two mines, located near Carlsbad, New Mexico, have a combined annual production capacity of approximately 870,000 tons of potash. Eddy Potash, Inc. is now a wholly owned subsidiary of Mississippi Potash, Inc. New Mexico Potash Corporation has been merged into Mississippi Potash, Inc. Prior to this acquisition, Mississippi Potash, Inc. produced approximately 420,000 tons of potash per year.


NOTE 6 - TRADING MARGIN ON BROKERED PRODUCT

     As a result of the First Mississippi acquisition, the Company routinely trades or brokers ammonia in the open market. During the current year quarter, the Company brokered approximately 108,000 short tons of ammonia. On these brokered transactions, the Company realized margins of approximately $20,000, net of an acquisition purchase price adjustment of $557,000 which represented losses on contracts assumed in the First Mississippi acquisition. All of these contracts are cancelable by the Company prior to the end of the first quarter of fiscal 1998. The trading margin on brokered product has been reflected in the accompanying Consolidated Statements of Income. The following recaps the components of the trading margin on brokered products related to these activities:

                                            (Dollars in thousands)

          Gross sales                             $ 20,054
          Purchases                                (20,591)
          Assumed losses through acquisition           557
                                                  --------
                                                  $     20
                                                  ========


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

     The financial results for the Company's third quarter primarily reflect a delay in seasonal fertilizer applications due to wet weather throughout the Company's primary trade area. The resulting weak demand for nitrogen products during the quarter caused prices for most products to decline relative to the year earlier period. Phosphate prices were also well below year-ago levels due to soft international demand. Further, the financial results for the quarter reflect lower than expected production at the Company's newly acquired ammonia facility due to start-up problems early in the quarter associated with a major modification of the plant. The Company also experienced significantly higher production costs at its Carlsbad, New Mexico, potash facilities due to operating difficulties at the two newly acquired potash mines, as well as higher energy costs and the mining of a low-grade ore zone.

     The Company's results of operations for the nine-month period ended March 31, 1997, reflect higher sales volumes for potash and higher sales prices for nitrogen and potash, partially offset by lower sales prices for DAP. DAP sales prices decreased as a result of soft international demand. Higher potash volumes reflect the sale of tonnages available from the Company's potash facilities acquired in August 1996. During the current year, the Company's lower sales volumes for its upgraded nitrogen products, excluding urea, more than offset its higher sales volume of ammonia. The Company's ammonia and urea sales increased during the current year as a result of its acquisition of the fertilizer businesses of First Mississippi in December 1996. During the current year, the Company has experienced higher natural gas prices which have adversely impacted the Company's results. During the current quarter, natural gas prices have declined; however, they remain subject to pronounced near-term fluctuations.

     In May 1995 and March 1996, the Board of Directors authorized the purchase of up to 1,500,000 and 1,500,000 shares, respectively, of the Company's common stock in the open market or in privately negotiated transactions. As of March 31, 1997, the Company had repurchased a total of 2,021,481 shares pursuant to those authorizations; however, in December, the Company reissued 1,850,000 shares as part of its acquisition of First Mississippi. The unused authorization to repurchase 978,519 shares remains available to be utilized by the Company.

RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                         Three months ended     Nine months ended
                              March 31,             March 31,
                        --------------------  --------------------
                          1997        1996      1997        1996
                        ---------  ---------  ---------    --------
                                     (in thousands)
Net Sales:
    Nitrogen            $ 90,050  $  65,178   $194,606    $180,021
    DAP                   30,306     33,855     96,813     102,851
    Potash                21,777      8,218     53,996      19,872
    Other                    450        489      1,654       1,423
                        --------  ---------  ---------    --------
     Net Sales          $142,583   $107,740   $347,069    $304,167
                        ========   ========   ========    ========


                         Three months ended     Nine months ended
                              March 31,             March 31,
                        -------------------   ----------------------
                          1997      1996        1997         1996
                        --------  ---------   --------      --------
                                    (in thousands)
Tons Sold:
    Nitrogen                 533        449      1,261       1,292
    DAP                      170        158        542         540
    Potash                   268        113        683         280


                         Three months ended      Nine months ended
                              March 31,              March 31,
                        --------------------    ---------------------
                          1997        1996        1997         1996
                        --------     -------    --------    ---------
Average Sales Price Per Ton:
    Nitrogen               $ 169      $ 145      $ 154       $ 139
    DAP                    $ 179      $ 214      $ 179       $ 191
    Potash                 $  81      $  73      $  79       $  71


     NET SALES. Net sales increased 32.3% to $142.6 million for the quarter ended March 31, 1997, from $107.7 million for the quarter ended March 31, 1996, primarily as a result of increased sales volumes for nitrogen and potash, partially offset by lower sales prices for DAP. Nitrogen fertilizer sales increased 38.2% due to an 18.9% increase in tons sold and a 16.2% increase in sales prices. The volume increase is attributable to an increase in anhydrous ammonia and urea sales due to the acquisition of First Mississippi which was partially offset by lower sales volumes of nitrogen solutions. During the current year quarter, the weighted average nitrogen sales price increased by 16.2% over the prior year quarter. A 119,000-ton increase in ammonia sales at a 14.1% higher sales price was partially offset by lower average sales prices for upgraded nitrogen products. Potash sales increased 165.0% as a result of a 137.8% increase in tons sold and an 11.4% increase in the average price per ton. This increase in volume is the result of increased tonnage available due to the Company's recent potash acquisitions. Sales of DAP decreased 10.5% as a result of a 16.5% decrease in the average price per ton partially offset by a 7.3% increase in tons sold.


     For the nine months ended March 31, 1997, net sales increased 14.1% to $347.1 million, from $304.2 million for the nine months ended March 31, 1996. This increase was primarily the result of increased sales volumes for potash and higher sales prices for potash and nitrogen, partially offset by lower sales prices for DAP. Potash sales increased 171.7% as a result of a 144.1% increase in tons sold and an 11.3% increase in the average sales price. This increase in volume is the result of increased tonnage available due to the Company's potash acquisitions completed during August 1996. Nitrogen fertilizer sales increased 8.1% due to a 10.8% increase in sales prices partially offset by a 2.5% decrease in tons sold. Sales of DAP decreased 5.9% as a result of a 6.3% decrease in the average price per ton partially offset by a .4% increase in tons sold.

     TRADING MARGIN ON BROKERED PRODUCT. For the quarter ended March 31, 1997, and the nine-month period ended March 31, 1997, the Company's trading margin on brokered product was $20,000. As a result of the First Mississippi acquisition, the Company routinely trades or brokers ammonia in the open market. During the current year quarter, the Company brokered approximately 108,000 short tons of ammonia. On these brokered transactions, the Company realized margins of approximately $20,000, net of an acquisition purchase price adjustment of $557,000 which represented losses on contracts assumed in the First Mississippi acquisition. All of these contracts are cancelable by the Company prior to the end of the first quarter of fiscal 1998.

     COST OF PRODUCTS SOLD. Cost of products sold increased to $106.4 million for the quarter ended March 31, 1997, from $71.3 million for quarter ended March 31, 1996. As a percentage of net sales, cost of products sold increased to 74.6% from 66.2%. This increase in cost of products sold, as a percentage of net sales, is the result of the Company incurring higher costs per ton for its nitrogen and potash products which were partially offset by lower costs per ton for DAP. The Company's current year sales also include a higher proportion of potash tons sold which have a higher percentage of cost to sales. For the quarter ended March 31, 1997, nitrogen fertilizer cost per ton increased primarily as a result of higher depreciation associated with the First Mississippi acquisition and higher fixed costs associated with production downtime at the newly acquired ammonia plant. This downtime was due to startup difficulties associated with a major modification of the plant. These startup difficulties have been overcome as the plant is currently fully operational. These higher costs were partially offset by lower natural gas costs during the current year quarter. During the current year quarter, the Company also experienced higher production costs at its two potash mines acquired in August 1996. This increase in cost of production is attributable to low ore quality, high energy costs and other operational difficulties.
For the quarter ended March 31, 1997, DAP costs per ton decreased as a result of lower costs for phosphate rock, partially offset by higher ammonia costs. Phosphate rock costs decreased due to the Company's phosphate rock supply contract which is based on the phosphate rock costs incurred by certain other domestic phosphate producers, and the financial performance of the Company's phosphate operations.

     For the nine months ended March 31, 1997, cost of products sold increased to $250.3 million from $207.7 million for the nine months ended March 31, 1996. As a percentage of net sales, cost of products sold increased to 72.1% from 68.3%. This increase in cost of products sold, as a percentage of net sales, is the result of the Company incurring higher cost per ton for nitrogen and potash partially offset by lower cost per ton for DAP. The Company's current year sales also included a higher proportion of potash sales which have a higher percentage of cost to sales. This increase, as a percentage of net sales, was partially offset by higher sales prices for nitrogen and potash. For the nine months ended March 31, 1997, nitrogen fertilizer cost per ton increased primarily as a result of higher natural gas costs and higher depreciation associated with the First Mississippi acquisition and higher fixed costs associated with production downtime at the newly acquired ammonia plant. These higher costs were partially offset by reduced purchases of ammonia and lower maintenance and labor costs during the current year. During the prior year, the Company incurred higher maintenance and labor costs and increased purchases of ammonia due to a scheduled biennial maintenance turnaround at the Company's Yazoo City facility. For the nine months ended March 31, 1997, DAP costs per ton decreased as a result of lower costs for phosphate rock and sulfur, partially offset by higher ammonia costs. Phosphate rock costs decreased due to the Company's phosphate rock supply contract which is based on the phosphate rock costs incurred by certain other domestic phosphate producers, and the financial performance of the Company's phosphate operations.

     SELLING EXPENSES. Selling expenses increased to $7.7 million for the quarter ended March 31, 1997, from $6.9 million for the quarter ended March 31, 1996. As a percentage of net sales, selling expenses decreased to 5.4% for the quarter ended March 31, 1997, from 6.4% for the quarter ended March 31, 1996. This decrease, as a percentage of net sales, was the result of the Company's sales including a higher proportion of potash products for which the customer generally incurs the delivery expense partially offset by higher transportation expense for its nitrogen products.

     For the nine months ended March 31, 1997, selling expenses increased to $20.5 million from $19.9 million for the nine months ended March 31, 1996. As a percentage of net sales, selling expenses decreased to 5.9% for the nine months ended March 31, 1997, from 6.5% for the nine months ended March 31, 1996. This decrease, as a percentage of net sales, was primarily the result of the Company's sales including less tonnage sold on a delivered basis and higher sales prices for nitrogen and potash. This decrease was partially offset by higher transportation expense for nitrogen products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $8.4 million for the quarter ended March 31, 1997, from $6.0 million for the quarter ended March 31, 1996. As a percentage of net sales, general and administrative expenses increased to 5.9% from 5.6%. For the nine months ended March 31, 1997, general and administrative expenses increased to $22.9 million from $17.7 million for the nine months ended March 31, 1996. As a percentage of net sales, general and administrative expenses increased to 6.6% from 5.8%. These increases for both the current year quarter and the nine months ended March 31, 1997, were primarily the result of increased royalties and other administrative costs associated with the potash companies acquired in August 1996, as well as the amortization of goodwill associated with the acquisition of the fertilizer businesses of First Mississippi in December 1996. For the nine months ended March 31, 1997, the Company also incurred higher insurance costs.

     OPERATING INCOME. As a result of the above factors, operating income decreased to $20.1 million for the quarter ended March 31, 1997, from $23.5 million for the quarter ended March 31, 1996, a 14.6% decrease. For the nine months ended March 31, operating income decreased to $53.4 million in 1997 from $58.8 million in 1996, a 9.2% decrease.

     INTEREST, NET. For the quarter ended March 31, 1997, net interest expense was $2.1 million compared to net interest income of $.8 million for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, net interest expense was $1.9 million compared to net interest income of $1.5 million for the nine months ended March 31, 1996. These increases in net interest expense were primarily the reflection of higher interest expense resulting from higher levels of borrowings during the current year periods and lower interest income earned due to lower levels of investments during the current year periods. Also, during the current year quarter and nine month periods, the Company capitalized $1.1 million and $2.4 million, respectively, of its interest costs.

     INCOME TAX EXPENSE. For the quarter ended March 31, 1997, income tax expense decreased to $7.6 million from $8.8 million for the quarter ended March 31, 1996. This decrease is primarily the result of changes in earnings during the current year quarter. Also, for both the current year quarter and the current year nine month period, the Company incurred higher effective tax rates due to the nondeductible amortization of goodwill which resulted from the merger with First Mississippi in December 1996. For the nine months ended March 31, 1997, income tax expense decreased to $21.3 million from $23.8 million for the nine months ended March 31, 1996. This decrease is the result of changes in earnings during the current year, an adjustment to the deferred tax rate made during the prior year as well as the nondeductible amortization of goodwill discussed above.

     NET INCOME. As a result of the foregoing, net income decreased to $10.6 million for the quarter ended March 31, 1997, from $15.6 million for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, net income decreased to $32.0 million from $37.2 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 1997, the Company had cash and cash equivalents of $10.0 million, compared to $60.2 million at June 30, 1996, a decrease of $50.2 million.

     OPERATING ACTIVITIES. For the nine months ended March 31, 1997, net cash used by operating activities was $1.7 million. For the nine months ended March 31, 1996, net cash provided by operating activities was $70.4 million. The decline in cash provided by operating activities is primarily attributable to a $49 million net change in operating assets and liabilities.

     INVESTING ACTIVITIES. Net cash used by investing activities was $137.2 million for the nine months ended March 31, 1997, and $15.1 million for the nine months ended March 31, 1996, primarily reflecting capital expenditures in those periods. During the current year period, capital expenditures were $94.1 million compared to $12.0 million during the prior year. The current year expenditures consisted of $45.0 million spent for the purchase of the two new potash mines in August 1996, and $21.5 million related to the Company's nitrogen expansion project at its Yazoo City facilities. In March 1997, the Company purchased for $3.8 million the other 50% interest in the ammonia barge company it acquired in the First Mississippi merger. The remaining $23.8 million was for normal improvements and modifications to the Company's facilities and other items. The current year period also includes $44.1 million related to the Company's investment in Farmland MissChem Limited compared to $4.3 million during the prior year period. These expenditures were partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $88.6 million for the nine months ended March 31, 1997, and net cash used by financing activities was $32.2 million for the nine months ended March 31, 1996. During the current year, the amounts provided by financing activities included $359.7 million in debt proceeds partially offset by $253.6 million in debt payments, $10.5 million for the purchase of treasury stock and $7.0 million in cash dividends. During the prior year, the amounts used by financing activities included $23.4 million for the purchase of treasury stock and $5.7 million in cash dividends. The Company also paid $3.1 million in debt payments which included $2.4 million in prepayments.

     At March 31, 1997, the Company and its subsidiaries had credit facilities with Harris Trust and Savings Bank ("Harris") and a syndicate of other commercial banks totaling $300 million. These facilities are five-year facilities and replace all previous credit facilities with NationsBank. The new facilities will bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate. At March 31, 1997, the Company had $252.5 million outstanding under these facilities which represented the maximum amount outstanding at any month end during the current year. The Company also has a separate $5 million short-term line of credit with another financial institution.

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

               SEC Exhibit
               Reference No.  Description

                    27        Financial Data Schedule.


     (b)   The Company filed a Form 8-K on January 6, 1997.



                           SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MISSISSIPPI CHEMICAL CORPORATION



Date: April 22, 1997           /s/ Timothy A. Dawson
     ----------------         -----------------------
                              Timothy A. Dawson
                              Vice President - Finance



Date: April 22, 1997           /s/ Rosalyn B. Glascoe
     ----------------         -----------------------
                              Rosalyn B. Glascoe