Form 10-K
period 1997-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1997-09-29
CIK 66895

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                          SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997
                                      OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                        Commission File Number 0-20411

                       MISSISSIPPI CHEMICAL CORPORATION
================================================================================
            (Exact name of registrant as specified in its charter)


          MISSISSIPPI                                   64-0292638
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

Highway 49 East, P.O. Box 388, Yazoo City, MS               39194
---------------------------------------------            ----------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (601) 746-4131


          Securities registered pursuant to Section 12(b) of the Act:


      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
  Common Stock, par value $.01                 New York Stock Exchange
Preferred Stock Purchase Rights                New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
================================================================================
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At August 31, 1997, Mississippi Chemical Corporation had 27,410,656 shares of common stock, par value $0.01, outstanding. The Company estimates that the aggregate market value of the common stock on August 31, 1997 (based upon the closing price of these shares on the New York Stock Exchange), held by nonaffiliates was approximately $582,884,306.
================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Shareholders for fiscal year ended June 30, 1997 (Items 5, 6, 7 and 8 in Part II, and Item 14 in Part IV).

Proxy Statement for Annual Meeting of Shareholders to be held on November 11, 1997 (Items 10, 11, 12 and 13 in Part III).

                                    PART I

ITEM 1.   BUSINESS

    Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was formed in 1948 as the first fertilizer cooperative in the United States (the "Cooperative"). The address of the Company's principal executive office is Owen Cooper Administration Building, Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (601) 746-4131. The Company maintains a site on the World Wide Web. The address of the Company's web site is www.misschem.com. The term "Company" includes Mississippi Chemical Corporation and its wholly owned subsidiaries, Mississippi Phosphates Corporation, Triad Nitrogen, Inc., and Mississippi Potash, Inc. References to the Company's operations prior to July 1, 1994, refer to the Cooperative's operations.

    The Cooperative was incorporated in Mississippi in September 1948 and operated as a cooperative in accordance with the applicable provisions of the Internal Revenue Code. The principal business of the Cooperative was to provide fertilizer products to its shareholders pursuant to preferred patronage rights that gave the shareholders the right to purchase fertilizer products and receive a patronage refund on fertilizer purchases. On June 28, 1994, the shareholders of the Cooperative approved a plan of reorganization (the "Reorganization"), pursuant to which the Cooperative was merged into the Company. Pursuant to the Reorganization, the capital stock of the Cooperative was converted into common stock and/or cash. As a result of the Reorganization, the Company no longer operates as a cooperative, but as a regular business corporation.

    In August 1996, the Company entered into an agreement to acquire the fertilizer businesses of First Mississippi Corporation ("First Mississippi") in an all-stock merger transaction. The transaction was completed on December 24, 1996. According to the terms of the merger, the Company issued approximately 6,902,000 shares of its common stock to former First Mississippi shareholders. Additionally, at closing, First Mississippi's fertilizer businesses had approximately $150 million in outstanding debt which was assumed by the Company. The fertilizer operations primarily included AMPRO Fertilizer, Inc. ("AMPRO"), and a 50 percent interest in Triad Chemical, both located on contiguous property at Donaldsonville, Louisiana. The Company already held the remaining 50 percent interest in Triad Chemical. Prior to this acquisition, the Company had the right to withdraw, at cost, approximately one-half of the production of Triad Chemical and was obligated to withdraw certain minimum quantities. Since closing of the transaction, the Company has merged AMPRO into, and has contributed its 50 percent interest in Triad Chemical to, First Mississippi and has changed the name of First Mississippi to Triad Nitrogen, Inc. ("Triad Nitrogen").

    In August 1996, the Company, through two subsidiaries of its wholly owned subsidiary Mississippi Potash, Inc., acquired substantially all of the assets (including the right to use the corporate names) of New Mexico Potash Corporation and Eddy Potash, Inc., from Trans-Resources, Inc. Since the acquisition, New Mexico Potash Corporation has been merged into Mississippi Potash, Inc. Eddy Potash, Inc. ("Eddy Potash"), operates as a wholly owned subsidiary of Mississippi Potash, Inc. The original mine and refinery owned by Mississippi Potash, Inc., is now known as the "West Facility," and the former New Mexico Potash Corporation mine is known as the "East Facility."

NITROGEN FERTILIZER

  PRODUCTS

    The Company produces nitrogen fertilizers at its production facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana. In fiscal 1997, the Company sold approximately 2.0 million tons of nitrogen fertilizers to farmers, fertilizer dealers, and distributors located primarily in the southern United States. Sales of nitrogen fertilizer products by the Company in fiscal 1997 were $308.4 million, which represented approximately 59 percent of net sales.

    The Company's principal nitrogen products include ammonia; fertilizer-grade ammonium nitrate, which is sold under the Company's trade name Amtrate(R);
UAN solutions, which are sold under the Company's trade name N-Sol; and urea.

    Although, to some extent, the various nitrogen fertilizers are interchangeable, each has its own distinct characteristics that produce agronomic preferences among end-users. Farmers determine which type of nitrogen fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices, and relative nitrogen fertilizer prices.

    AMMONIA. The basic nitrogen product is anhydrous ammonia, which is the simplest form of nitrogen fertilizer. Anhydrous ammonia, which is 82 percent nitrogen, is the most concentrated form of nitrogen fertilizer available. It is synthesized as a gas under high temperature and pressure. The raw materials used to produce anhydrous ammonia are natural gas, atmospheric nitrogen, and steam.

    In fiscal 1997, the Company produced approximately 1,151,000 tons of anhydrous ammonia at its Yazoo City and Donaldsonville facilities and purchased approximately 59,000 tons. The Company sold approximately 379,000 tons of anhydrous ammonia for direct-application fertilizer and industrial sales and used the balance as a raw material to manufacture its other nitrogen fertilizer products. The Company's subsidiary Mississippi Phosphates Corporation also purchased 116,000 tons of ammonia for use in its phosphate operations. See "Phosphate Fertilizer."

    In the Company's markets, ammonia is used primarily as a pre-emergent fertilizer for most row crops and for industrial uses. Although anhydrous ammonia is the least expensive form of nitrogen, its use as a primary fertilizer has remained constant in recent years.

    AMMONIUM NITRATE. The Company is the largest manufacturer and marketer of high-density ammonium nitrate fertilizer in the United States. Ammonium nitrate, which is 34 percent nitrogen, is produced by reacting anhydrous ammonia and nitric acid. Ammonium nitrate is less subject to volatilization (evaporation) losses than other nitrogen fertilizer forms. Due to its stable nature, ammonium nitrate is the product of choice for such uses as pastures and no-till row crops where fertilizer is spread upon the surface and is subject to volatilization losses. Although the consumption of ammonium nitrate in the United States has been stable in recent years, the use of conservation tillage, which reduces soil erosion, is increasing in the United States and should have a positive impact on ammonium nitrate demand.

    In fiscal 1997, the Company sold approximately 725,000 tons of solid ammonium nitrate fertilizer, substantially all of which was produced at the Company's Yazoo City facility. The ammonium nitrate produced at the Company's Yazoo City facility is sold under the registered trade name Amtrate(R). Due to its superior shipping and storage characteristics, Amtrate(R) has established excellent brand name recognition and a reputation as a high-quality product.

    UAN SOLUTIONS. In fiscal 1997, the Company sold approximately 457,000 tons of UAN solutions, which it produced at its Yazoo City facility and sold under the trade name N-Sol. N-Sol is a 32 percent nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. N-Sol is used in direct application to cotton, corn, grains, and pastures, as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial increase in the use of UAN solutions as a part of the overall growth in the consumption of nitrogen fertilizers.

    UREA. In fiscal 1997, the Company sold approximately 297,000 tons of prilled urea and approximately 127,000 tons of urea melt, which it produces at its Donaldsonville facility. Under a long-term contract with Melamine Chemicals, Inc. ("Melamine"), the Company is obligated to sell up to 150,000 tons per year of urea melt at prevailing market prices to Melamine's facility located adjacent to the Triad Nitrogen facility. Urea is synthesized by the reaction of ammonia and carbon dioxide and then solidified in prill form. At 46 percent nitrogen by weight, urea is the most concentrated form of dry nitrogen. Because urea undergoes a complex series of changes within the soil before the nitrogen it contains is ultimately converted into a form that can be used by plants, it is considered a long-lasting form of nitrogen. As a fertilizer product, urea is acceptable as both a direct-application material and as an ingredient in fertilizer blends. Urea consumption has increased modestly in recent years. Most of the Company's prilled urea is broadcast on rice and winter wheat crops in Arkansas, Louisiana, Mississippi, Oklahoma, and Texas. Approximately 35 percent of the Company's urea sales are to industrial users and manufacturers of animal feeds.

  PRODUCTION AND PROPERTIES

    YAZOO CITY, MISSISSIPPI. The Yazoo City facility is a closely integrated, multiplant nitrogen fertilizer production complex located on approximately 1,180 acres. The complex includes an anhydrous ammonia plant, four nitric acid plants, an ammonium nitrate plant, two urea plants, and a UAN solutions plant. In 1996, the Company announced an expansion project at its Yazoo City facility. This project will include a 500-ton-per-day anhydrous ammonia plant and a 650-ton-per-day nitric acid plant, as well as modifications to its ammonium nitrate plant to increase production from approximately 750,000 tons per year to approximately 950,000 tons per year. The project is estimated to cost approximately $130 million and is scheduled for a phased completion, with the nitric acid, anhydrous ammonia, and a portion of the ammonium nitrate capacity being added in the first half of 1998. Total project completion is anticipated in early 1999.

    The Yazoo City facility includes a 20.5 megawatt cogeneration facility that produces significant savings by the sequential generation of electricity and process steam. The Yazoo City plant has direct access to water, rail, and truck transportation and is strategically located for the purchase of competitively priced natural gas. See "Raw Materials--Natural Gas."

    DONALDSONVILLE, LOUISIANA. The Triad Nitrogen facility is a closely integrated, multiplant nitrogen fertilizer complex located on approximately 740 acres fronting the Mississippi River at Donaldsonville, Louisiana, which produces anhydrous ammonia and urea. The facility consists of two anhydrous ammonia plants with a combined annual production of 1,080,000 tons, which includes a capacity expansion of approximately 125,000 tons per year that was completed during fiscal 1997. In addition, the facility consists of a urea plant with an annual production of approximately 560,000 tons. In the transaction with First Mississippi, the Company also acquired a 50 percent interest in an ammonia storage terminal in Pasadena, Texas, and a 50 percent interest in a company that owns and operates 11 ammonia barges. In March 1997, the Company purchased the other 50 percent interest in the barge company for approximately $3.8 million.

    Triad Nitrogen has ready access to rail, truck, and pipeline transportation. The plant also is equipped with a deep-water port facility on the Mississippi River, allowing access to economical ship and barge transportation for its urea and ammonia products. The Triad Nitrogen facility is well-positioned for the purchase of competitively priced natural gas. See "Raw Materials--Natural Gas."

    TRINIDAD. The Company has entered into a 50-50 joint venture with Farmland Industries, Inc., known as Farmland MissChem Limited to construct and operate a 2,040-short-ton-per-day ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. The project is expected to cost approximately $330 million. Construction of the facility is underway with completion and start-up scheduled for late spring 1998. The Company has entered into a contract to purchase one-half of the ammonia (approximately 350,000 short tons per year) produced by the plant at a purchase price that approximates market price, but is subject to an agreed-upon floor price. The Company intends to use its portion of the production from the new facility as a raw material for upgrading into finished fertilizer products at its existing facilities and for sales into world markets.

  MARKETING AND DISTRIBUTION

    The Company sells its nitrogen fertilizer products to farmers, dealers, and distributors, as well as industrial users, located primarily in the southern farming regions of the United States where its facilities are located. In the fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers. Larger customers (distributors and large multilocation dealers) arrange for distribution, storage, and financing of nitrogen fertilizer. The majority of the Company's sales are made to distributors and large dealers. The ten states that make up the Company's primary trade area are Mississippi, Texas, Alabama, Louisiana, Tennessee, Georgia, Kentucky, Arkansas, Oklahoma, and Florida. However, dealers and distributors located in this region re-market a substantial quantity of these nitrogen products to end-users outside of the southern United States.

    The Company maintains an experienced field sales force strategically located throughout the southern United States. This sales force maintains close communications with the customer base and plays an important role in the marketing and distribution of the Company's products. Through regular, personal contact with its customers, the Company is able to ascertain local demand for fertilizer products and arrange to have those products available from the most cost-effective source. The Company's sales force is also able to identify specific customer service needs that the Company can meet. Customer service helps differentiate the Company's products and enhance its position as a preferred supplier.

    The Company transports its nitrogen products by barge, rail, pipeline, and truck. The Company's distribution network is complemented by owned or leased warehouses and terminals strategically placed in high-consumption areas.

PHOSPHATE FERTILIZER

  PRODUCTS

    The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 1997, the Company sold approximately 723,000 tons of DAP, primarily into international markets. Sales of DAP by the Company in fiscal 1997 were $128 million, which represented approximately
25 percent of net sales.

    DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18 percent nitrogen and 46 percent phosphate (P205) by weight. DAP is an important fertilizer product for both direct application and for use in blended fertilizers applied to all major types of row crops.

  PRODUCTION AND PROPERTIES

    The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 1,500 acres. The Pascagoula facility is a closely integrated, multiplant phosphatic fertilizer complex where the primary facilities are a phosphoric acid plant, two sulfuric acid plants, and a DAP granulation plant. The plant has storage facilities for finished product (40,000 tons), as well as for the primary raw materials, phosphate rock (100,000 tons), sulfur (10,000 tons), and ammonia (25,000 tons). All of the phosphate rock used by the Company is purchased pursuant to a single supply contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco. See "Raw Materials--Phosphate Rock."

    The plant site fronts a deep-water channel that provides direct access to the Gulf of Mexico. The complex contains docks and off-loading facilities for receiving shipload quantities of phosphate rock, sulfur, and ammonia and for out-loading DAP. The plant's location on deep water provides the Company with an outbound freight cost advantage over central Florida DAP producers with respect to international shipments and domestic shipments along the Mississippi River system.

    The Company has begun construction of a new phosphogypsum disposal facility at Pascagoula that is expected to be operational by spring 1998, at an estimated cost of $17 million. In July 1997, the Company also initiated construction of an expansion of its diammonium phosphate manufacturing facilities at Pascagoula. This project will increase production from approximately 720,000 to 900,000 tons per year and will increase product storage capacity from approximately 40,000 to 80,000 tons at an estimated cost of $10.5 million. It is expected that this expansion will be fully operational by the end of fiscal 1998.

  MARKETING AND DISTRIBUTION

    In fiscal 1997, the Company sold substantially all of its DAP to Atlantic Fertilizer & Chemical Corporation ("Atlantic"). Atlantic maintains a network of sales agents in the major phosphate fertilizer-consuming nations around the world. Sales to Atlantic are made on an FOB Pascagoula basis at a price that reflects the price that Atlantic charges its customers, adjusted to reflect Atlantic's discount. Sales to Atlantic for the export market are backed by standby letters of credit.

    In July 1997, the Company announced that it is ending its exclusive DAP marketing agreement with Atlantic. The Company has agreed to become a member of the Phosphate Chemicals Export

Association, Inc., a Webb-Pomerene corporation known as PhosChem, effective October 1, 1997. All of the Company's export sales of DAP will be made through PhosChem. Also effective October 1, 1997, all domestic sales of DAP will be made through the Company's sales staff.

    In fiscal 1997, over 80 percent of the Company's DAP was sold into international markets. The largest export markets in fiscal 1997 were China, India and countries in Central and South America. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

POTASH FERTILIZER

  PRODUCTS

    The Company produces potash at three mines and related facilities near Carlsbad, New Mexico. In fiscal 1997, the Company sold approximately 1,020,000 tons of potash, primarily in granular form. These sales were primarily to customers located west of the Mississippi River. Sales of potash fertilizer by the Company in fiscal 1997 were $82 million, which represented approximately
16 percent of net sales.

    The Company's potash is mined from subterranean salt deposits containing a mixture of potassium chloride and sodium chloride. The Carlsbad, New Mexico, potash deposits are located from 800 to 1,200 feet below the surface. Potash is produced in a refining process by which the potassium chloride is separated from the sodium chloride.

    The three principal grades of potash fertilizer are granular, coarse, and standard, with granular being the largest particle size. Granular potash is used as a direct-application fertilizer and, among the various grades, is particularly well suited for use in fertilizer blends. Potash is an important fertilizer product for both direct application and for use in blended fertilizer applied to all major types of row crops. In addition, the Company produces several grades of potash that are purchased by industrial users.

  PRODUCTION AND PROPERTIES

    Prior to the August 1996 acquisition, the Company operated only the West Facility, consisting of a potash mine and refinery located approximately
25 miles east of Carlsbad, New Mexico. This mine supplies ore to an above-ground refinery that separates the potassium chloride from the ore. The run-of-mine refined product is then transported to the Company's nearby compaction plant for conversion to granular form. Located contiguous to the compaction facility are storage and shipping facilities from which the finished product is transported by rail and truck into domestic and export markets.

    The West Facility is currently producing approximately 420,000 short tons per year of red potash, primarily in granular form. The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 60,000 acres. In addition, the Company holds mineral title to approximately 4,400 acres and fee title to approximately 10,000 acres. Revised estimates of potash ore reserves underlying the Carlsbad properties were compiled in 1981 and 1983. According to these estimates, the Company's reserves were estimated to contain 346.2 million tons of in situ ore with an average grade of 15.25 percent K20 or 297.9 million tons of recoverable ore with an average grade of 14.88 percent K20. Since these estimates were made, ore extracted would indicate remaining reserves of 330 million tons of in situ ore with an average grade of 15.26 percent K2O or 281 million tons of recoverable ore with an average grade of 14.88 percent K2O. This reserve base is estimated to be equivalent to 55 million tons of muriate of potash.

    The East Facility and Eddy Potash, located near Carlsbad, New Mexico, have a combined annual production capacity of approximately 850,000 tons. The East Facility produces white potash for use by both agriculture and industry in standard, coarse, and granular forms. The Eddy Potash mine produces red potash for agriculture in standard form and white soluble grade for industrial users.

    On September 24, 1997, the Company announced that Eddy Potash intends to suspend operations on December 3, 1997. The higher-grade ore zone that Eddy Potash has been mining is nearly depleted and other ore zones are not presently economical. The Eddy Potash facilities will be maintained while the Company proceeds with ongoing evaluations of alternate mining methods for the Eddy Potash reserves.

    At current production rates, the Company's combined reserves at the East and West Facilities have a remaining life of several decades.

  MARKETING AND DISTRIBUTION

    The majority of the Company's agricultural potash sales are in domestic markets in the states west of the Mississippi River where it and other Carlsbad potash producers enjoy freight cost advantages over Canadian and overseas potash producers. Consistent with the Company's strategy to maximize "net backs" (sales less distribution and delivery expense) and increase profit margins, domestic sales are targeted for locations along the freight route of the Burlington Northern Santa Fe Railroad. Domestic potash marketing is performed by a separate sales group solely responsible for marketing potash products. The Company's export sales are made through Potash Corporation of Saskatchewan Sales Limited. While the typical primary export market for the Company's potash is Latin America, the majority of fiscal 1997 export sales were to Mexico, Brazil, and Japan. Potash for export is transported by rail to terminal facilities in Houston, Texas, where it is loaded onto ocean-going vessels for shipment to export markets.

RAW MATERIALS

  NATURAL GAS

    Natural gas is the primary raw material used by the Company in the manufacture of nitrogen fertilizer products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia that is then upgraded into other nitrogen fertilizer products. During fiscal 1997, the cost of natural gas represented approximately 79 percent of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic success of the Company's nitrogen business depends upon the availability of competitively priced natural gas.

    In today's natural gas market, the Company's total natural gas cost generally consists of two components--the market price of the natural gas in the producing area at the point of delivery into a pipeline and the fee charged by the pipeline for transporting the natural gas to the Company's plants. The cost of the transportation component can vary substantially depending on whether or not the pipeline has to compete for the business. Therefore, it is extremely important to the Company's competitiveness that it have access to multiple natural gas sources and transportation services. In addition to the impact on transmission costs, access alternatives enable the Company to benefit from natural gas price differences that may exist from time to time in the various natural gas-producing areas. In recent years, the Company has improved the natural gas-purchasing logistics of its nitrogen facilities.

    The majority of the 54,000 Mcf per day natural gas requirements of the Yazoo City facility is currently being furnished by Sonat Marketing Company ("Sonat"), an affiliate of Southern Natural Gas Company ("Southern"). Sonat deliveries are secured via a long-term natural gas purchase agreement that commenced on January 1, 1996. The Sonat agreement provides for market-sensitive pricing and a firm-delivery supply commitment. Another major supplier for the Yazoo City facility is Pursue Energy Corporation ("Pursue") from its natural gas reserves located in Rankin County, Mississippi. It is anticipated that the Pursue purchase arrangement will continue for the foreseeable future. The Yazoo City facility is directly connected to the interstate pipeline system operated by Southern. In addition, the Company's 60-mile, 12-inch-diameter natural gas pipeline provides the plant with direct access to the Pursue reserves, an additional interstate pipeline, and a large intrastate gathering and transmission system in southern Mississippi. Currently, plans are being implemented to establish an additional pipeline interconnect with another major interstate pipeline to provide further gas supply flexibility to the Yazoo City facility. As a result of this multiple-source access, the Company benefits from competition for the transportation and supply of natural gas.

    Natural gas requirements for the Triad Nitrogen facility are approximately 105,000 Mcf per day. The Triad Nitrogen facility is located in one of the primary gas-producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from intense competition among the many suppliers that have transport capabilities on the intrastate lines. Current natural gas requirements are being supplied by all five intrastate lines under various pricing arrangements. The remaining requirements continue to be supplied via spot market 30-day or 90-day fixed-price contracts. As a result of Triad Nitrogen's favorable access to natural gas supplies, the Company believes that the loss of any particular supplier would not have a material impact on plant operations. There have been no significant supply interruptions at the Triad Nitrogen facility .

    Relative to fiscal 1996 levels, the Company's delivered cost of natural gas increased approximately 11 percent. The inability of gas suppliers to replenish depleted natural gas storage inventories after the harsh winter of 1995-1996 is responsible for much of this increase. Although long-term natural gas supplies appear adequate to meet projected demand, gas prices can be influenced significantly by short-term fundamentals such as weather, storage levels, gas transportation interruptions, and competing fuel prices. The Company uses natural gas futures contracts to hedge against the risk of short-term market fluctuations in the cost of natural gas.

  PHOSPHATE ROCK

    Phosphate rock is one of the primary raw materials used in the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock are approximately 1.2 million tons per year. On September 15, 1991, the Company entered into a ten-year contract with OCP to supply all of the phosphate rock requirements of the Pascagoula facility, including the additional phosphate rock attributable to the announced capacity expansion. This contract has been amended and its term extended to June 30, 2016. OCP, the national phosphate company of Morocco, is the world's largest producer and exporter of phosphate rock and upgraded phosphates as a company. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the operating performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed and its DAP operations are not profitable. As a result, the Company has been able to sustain its operations since resuming production at the Pascagoula facility in December 1991, despite a sustained period of low prices for phosphate products during fiscal 1993 and 1992. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be good.

  SULFUR

    Sulfur is used in the manufacture of sulfuric acid at the Pascagoula plant. Sulfur is in adequate supply and is available on the open market in quantities sufficient to satisfy the Company's current requirements of 290,000 tons per year. The location of the Company's plant at Pascagoula, Mississippi, near major oil and gas fields that supply substantial amounts of sulfur, provides the Company with a strategic advantage in the purchase of sulfur over its Florida competitors.

  AMMONIA

    Demand for ammonia during fiscal 1997 was very heavy, and U.S. inventories declined from the prior year. However, prices are expected to come under some pressure later in the year as new production starts up at the various locations around the world. Prices are still at relatively high levels and demand is expected to remain strong.

COMPETITION

    Since fertilizers are global commodities that are available from multiple sources, the primary competitive factor is delivered price. Other competitive factors include product quality, customer service, and availability of product. In each product category, the Company competes with a broad range of domestic producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent fertilizer companies. Many of the Company's domestic competitors have larger financial resources and sales than the Company. The Company also competes with foreign producers. Foreign competitors are often owned or subsidized by their governments and, as a result, may have cost advantages over domestic companies. Additionally, foreign competitors are frequently motivated by nonmarket factors such as the need for hard currency.

    The Company produces and sells nitrogen fertilizer products primarily in the southern United States. However, dealers and distributors located in this region re-market a substantial quantity of these nitrogen products to end-users outside of the southern United States. Because competition is based largely on the delivered price, maintaining low production costs is critical to competitiveness. The Company believes it is a low-cost producer of nitrogen fertilizers in the United States. Natural gas comprises the vast majority of the raw materials cost of nitrogen fertilizers. Competitive natural gas purchasing is essential to maintaining the Company's low-cost position. Equally important is efficient use of this gas because of the energy-intensive nature of the nitrogen fertilizer business. Therefore, cost-competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low-cost competitive position. In the highly fragmented nitrogen fertilizer market, product quality and customer service also can be sources of product differentiation.

    The Company sells over two-thirds of its DAP in international markets. The U.S. phosphate industry has become more concentrated as a result of recent consolidations and joint ventures, and the Company is significantly smaller than most of its competitors in terms of resources and sales. Most of the Company's principal competitors have captive sources of some or all of the raw materials, and this may provide them with cost advantages. The Company's long-term phosphate rock contract with its flexible pricing mechanism is a key element to the Company's ability to compete.

    Most potash consumed in the United States is provided by large Canadian producers who have economies of scale and lower variable costs than their U.S. counterparts. Over 80 percent of U.S. potash production capacity is located in the Carlsbad, New Mexico, area. While the Carlsbad producers have higher mining costs than the Canadian producers, this disadvantage may be offset by logistical and freight advantages in certain markets in the southwestern United States and the lower United States corn belt.

RESEARCH AND DEVELOPMENT

    The Company has a research and development staff of 12 full-time professional employees whose activities relate primarily to the improvement of existing products. The expenditures on research activities sponsored by the Company during fiscal 1997, 1996, and 1995 were approximately $1.3 million, $1.2 million, and $1.3 million, respectively.

EMPLOYEES

    As of June 30, 1997, the Company employed approximately 1,700 persons throughout all of its locations. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

    The Company's operations are subject to federal, state, and local laws and regulations pertaining to the environment, among which are the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Emergency Response Compensation and Liability Act, the Toxic Substances Control Act, and various state statutes. The Company's facilities require operating permits that are subject to review by governmental agencies. The Company believes that its policies and procedures now in effect are generally in compliance with applicable laws and with the permits relating to the facilities.

    Since 1967, the Company has spent in excess of $50 million on its fertilizer production facilities in order to meet applicable federal and state pollution standards. The majority of the Company's environmental capital expenditures have been in response to the requirements of the Clean Air Act and the Clean Water Act. Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 1997--$8,400,000; 1996--$920,000; and 1995--$7,750,000.

    Environmental capital expenditures are expected to be approximately
$13.2 million for fiscal 1998. These funds relate in large part to the development of a new gypsum disposal facility at Pascagoula. The estimated cost of this facility is $17.0 million, which amount will be expended until completion in early 1998. The Company has recently secured the necessary permits for its development.

    The Company is currently accruing costs for the future closure of the current gypsum disposal facility located at Pascagoula, Mississippi. These costs are reflected in "Cost of Products Sold" during the appropriate periods. The balance of the accrual at June 30, 1997, of $8.1 million relates to the portion of the disposal facility utilized to date. In future years, the Company expects to record additional charges of approximately $1.9 million related to the future closure of the facility. These charges will be recorded over the estimated two-year remaining life of the facility.

    In the normal course of its business, the Company is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries. Environmental expenditures have been and will continue to be significant. It is impossible to predict or quantify the impact of future environmental laws and regulations.

OUTLOOK AND UNCERTAINTIES

    Certain information in this report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," the negatives thereof or other comparable terminology. Such statements are subject to inherent risks and uncertainties, including the following risk factors:

    Factors Affecting Fertilizer Demand and Prices. With virtually all of its nitrogen fertilizer net sales and approximately 94 percent of its total net sales in fiscal 1997 derived from domestic markets, the Company's operating results are highly dependent upon conditions in the U.S. agricultural industry. A variety of factors beyond the Company's control can materially affect domestic fertilizer demand and pricing. These factors include, but are not limited to, U.S. planted acreage, government agricultural policies, projected grain stocks, crop failure, weather and changes in agricultural production methods. Since fertilizers, particularly anhydrous ammonia, are also used for industrial applications, industrial markets and the general economy can also affect fertilizer demand and prices.

    International market conditions also significantly influence the Company's operating results. The market for fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing fertilizers; foreign agricultural policies; the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets; changes in the hard currency demands of certain countries; and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment. The Company is also subject to general risks of doing business abroad, including risks associated with economic or political instability and potential import restrictions or quotas.

    In the past, fertilizer prices have been extremely volatile, with significant price changes from one growing season to the next. Fertilizers are global commodities and can be subject to intense price competition from domestic and foreign sources. No assurance can be given that average realized prices paid for the Company's fertilizer products will continue at current levels.

    Seasonality. The usage of fertilizer is highly seasonal, and the Company's quarterly results reflect the fact that, in its markets, significantly more fertilizer is purchased in the spring. Significant portions of the Company's net sales and operating income are generated in the last four months of its fiscal years (March through June). Quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

    Dependence on Natural Gas. Natural gas is the primary raw material used in the manufacture of nitrogen fertilizer products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is then used in the production of all other nitrogen fertilizers. Anhydrous ammonia is also a raw material in the production of DAP. Accordingly, the Company's profitability is dependent upon the price and availability of natural gas. A significant increase in the price of natural gas that is not recovered through an increase in the price of the Company's fertilizer products, or an extended interruption in the supply of natural gas to its production facilities, could have a material adverse effect on its results of operations and financial condition.

    Environmental Regulations. The Company is subject to various environmental laws and regulations of federal, state and local governments. Significant capital expenditures and operating costs have been incurred and will continue to be incurred as a result of these laws and regulations. The Company cannot predict or quantify the impact of new or changed laws or regulations. In the normal course of business, the Company is exposed to risks such as possible release of hazardous substances into the environment. Such releases could cause substantial damage or injuries and result in material costs to the Company.

    Competition. Fertilizer products are global commodities and customers base their purchasing decisions principally on the delivered price of the product.
As a result, markets for the Company's products are highly competitive. A number of U.S. producers compete with the Company in domestic and export markets, and producers in other countries, including state-owned and government-subsidized entities, compete with the Company in the Untied States and in foreign markets to which the Company exports. Many of the Company's competitors are significantly larger and have greater financial resources that the Company.

ITEM 2.   PROPERTIES

    The Company owns an administration building in Yazoo City that contains approximately 65,000 square feet of office space.

    The Company's plants are complete with necessary support facilities, such as roads, railroad tracks, storage, offices, laboratories, warehouses, machine shops, and loading facilities. Adequate supplies of water and electric power are available at all locations. In addition to the fertilizer storage facilities at Yazoo City and Pascagoula, Mississippi; Carlsbad, New Mexico; and Donaldsonville, Louisiana, the Company also owns or leases 25 major fertilizer storage and distribution facilities at other locations in Alabama, Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Missouri, Tennessee, and Texas, with a total system-wide storage capacity of approximately 264,000 tons.

    During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property, consisting of approximately 12,000 acres, in Hardee County, Florida. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property; and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires.

ITEM 3.   LEGAL PROCEEDINGS

    Cleve Reber CERCLA Site. Triad Chemical has received and responded to letters issued by the U.S. Environmental Protection Agency ("EPA") under
Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relative to the possible disposition of Triad waste at the disposal site identified as the Cleve Reber site in Ascension Parish, Louisiana. It is Triad's position that, based upon available information and records, Triad did not utilize the Cleve Reber site for the disposition of hazardous material, and it does not appear that Triad has any responsibility for investigation and cleanup on this site. The EPA is contemplating an action under the Resource Conservation and Recovery Act, Section 7003, as well as the CERCLA action mentioned above. The EPA has issued Section 106 orders against the major contributors at the site for cleanup. They are now engaged in negotiations for cleanup. In 1994, Triad received a supplemental 104(e) request for information from the EPA, indicating the EPA's renewed interest in pursuing Potential Responsible Persons at the site. Triad filed a Freedom of Information Act request to investigate allegations that some plant trash from Triad may have been disposed of at the Cleve Reber site. In the opinion of management, the likelihood of the CERCLA investigation resulting in a loss in a material amount is remote.

    Bayou Sorrel. In early 1996, a class action suit was brought in the U.S. District Court for the Middle District of Louisiana against Triad Chemical and other companies alleged to have resulted from the presence of contaminants at the Bayou Sorrel CERCLA site in Iberville Parish, Louisiana. Triad has not been served with process in this case. Triad is monitoring the case while awaiting service of process. In the opinion of management, based upon available information, the likelihood that these proceedings will result in a loss in a material amount is remote.

    Terra International, Inc. On August 31, 1995, the Company filed suit in federal court in Mississippi against Terra International, Inc. ("Terra"), seeking a declaratory judgment and other relief, establishing that certain technology relating to the design of an ammonium nitrate neutralizer which the Company licensed to Terra is not defective and was not the cause of an explosion which occurred in 1994 at Terra's Port Neal, Iowa, fertilizer facility. The Company is also seeking damages for defamation based on Terra's public statement related to the Company's alleged role in the explosion. Also, on August 31, 1995, Terra filed suit in federal court in Iowa against the Company seeking damages caused by the explosion. Terra alleges that the ammonium nitrate neutralizer technology licensed to Terra was defectively designed by the Company and that the design defect caused the Port Neal explosion. Both the Mississippi and Iowa federal district courts and the U.S. Eighth Circuit Court of Appeals have determined that the Mississippi federal district court is the proper venue to resolve all issues between the parties relating to the Port Neal explosion. It is expected that extensive discovery will be conducted by both parties to these proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item is set forth in the Company's 1997 Annual Report to Shareholders under the caption "Quarterly Results," contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

    The information required by this item is set forth in the Company's 1997 Annual Report to Shareholders under the caption "Financial Highlights," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth in the Company's 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 25, 1997, appearing in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) The information required by this item regarding directors is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Nominees for Election to Serve Until 2000," "Directors Continuing to Serve Until 1999," and "Directors Continuing to Serve Until 1998," which information is incorporated herein by reference.

    (b) Executive officers are elected for a one-year term by the Board of Directors. The Company's executive officers are as follows:


                                   OFFICE AND EMPLOYMENT DURING THE
NAME OF OFFICER       Age               LAST FIVE FISCAL YEARS
---------------       ---  -----------------------------------------------------

Charles O. Dunn        49  President and Chief Executive Officer since
                           April 1, 1993; Executive Vice President (1988-1993)

David W. Arnold        60  Senior Vice President-Technical Group since
                           July 1, 1991

C. E. McCraw           49  Senior Vice President-Operations since July 12, 1994;
                           Senior Vice President-Fertilizer Group (1991-1994)

Robert E. Jones        49  Senior Vice President-Corporate Development
                           effective October 1, 1997; Senior Vice President and
                           General Counsel (1996-1997); Vice President and
                           General Counsel (1989-1996)

John J. Duffy          63  Vice President-Marketing and Distribution since
                           November 1, 1996; Vice President-Marketing
                           (1995-1996); Vice President-Sales and Marketing
                           (1994-1995); Director of Sales and Marketing
                           (1991-1994)

Timothy A. Dawson      43  Vice President-Finance and Chief Financial Officer
                           since January 18, 1996; Director of Finance
                           (1987-1996); Assistant to Senior Vice
                           President-Finance (1984-1987)

Ethel Truly            47  Vice President-Administration since
                           January 18, 1996; Director of Administrative
                           Services (1995-1996); Assistant General Counsel
                           (1985-1995)

Larry Holley           49  Vice President-Nitrogen Production since
                           July 17, 1997; Director of Nitrogen Production
                           (1997); Director of Energy (1991-1997); Manager of Energy (1987-1991)

William L. Smith       47  General Counsel effective October 1, 1997; partner
                           in the law firm of Brunini, Grantham, Grower &
                           Hewes, PLLC (1982-1997)

Rosalyn B. Glascoe     53  Corporate Secretary since June 24, 1986

    (c) The information called for with respect to the identification of certain significant employees is not applicable to the Registrant.

    (d) There are no family relationships between the directors and executive officers listed above. There are no arrangements or understandings between any named officer and any other person pursuant to which such person was selected as an officer.

    The information required by this item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

    The information required by this item is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Compensation of Named Executive Officers," "Annual Bonuses," "Stock Incentive Plan," and "Retirement Program," which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Security Ownership of Certain Beneficial Owners" and "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)  FINANCIAL STATEMENTS AND SCHEDULES

    The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 25, 1997, appearing in the 1997 Annual Report to Shareholders, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated by reference in Items 5, 6, 7, and 8, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K. The following financial statement schedule also should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50 percent or less owned persons accounted for by the equity method that are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

       (i)   Financial Statements:

             Report of Independent Public Accountants

             Consolidated Balance Sheets, June 30, 1997 and 1996

             Consolidated Statements of Income, Years Ended June 30, 1997, 1996 and 1995

             Consolidated Statements of Shareholders' Equity, Years Ended June 30, 1997, 1996 and 1995

             Consolidated Statements of Cash Flows, Years Ended June 30, 1997, 1996 and 1995

             Notes to Consolidated Financial Statements

  (B)  EXHIBITS:

       Exhibits filed as part of this report are listed below. Certain exhibits have been filed previously with the Commission and are incorporated herein by reference.

SEC EXHIBIT
REFERENCE NO.                            DESCRIPTION
-------------                            -----------

     2.1 Asset Purchase Agreement, dated as of May 21, 1996, by and among the Company, Mississippi Acquisition I, Inc., Mississippi Acquisition II, Inc., Eddy Potash, Inc., and New Mexico Potash Corporation; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 3, 1996, SEC File No. 0-20411, and incorporated herein by reference.

     2.2 Agreement and Plan of Merger and Reorganization, dated as of August 27, 1996, by and among the Company, MISS SUB, INC., and First Mississippi Corporation; filed as Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 0-20411, and incorporated herein by reference.

     3.1 Articles of Incorporation of the Company; filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

     3.2       Bylaws of the Company, as amended to date.

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

     4.6 Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.

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

     10.5 Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as
               Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.(1)

     10.6 Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as
               Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.(2)


     10.7 Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File
               No. 2-7803, and incorporated herein by reference.(3)

-----------------------
     (1) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1 and an application for confidential treatment has been filed separately with the Commission.

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

     10.8 Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock.

     10.9 Gas Sales Agreement entered into by the Company and Sonat Marketing Company as of July 13, 1995, for the sale and purchase of natural gas; filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.(4)

     10.10 Agreement for Real Estate Purchase Option dated July 16, 1990, for the sale of the Company's Hardee County, Florida, property and underlying phosphate reserves; filed as an exhibit to
               Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, SEC File No. 2-7803, and incorporated herein by reference.

     10.11 Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as Exhibit
               10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 2-7803, and incorporated herein by reference.

     10.12 Credit Agreement dated as of December 23, 1996, by and among First Mississippi Corporation; AMPRO Fertilizer, Inc.; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; Caisse Nationale de Credit Agricole and CIBC Inc. as Co-Agents; and the other lenders party thereto; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 1997, SEC File
               No. 0-20411, and incorporated herein by reference.

     10.13 Credit Agreement dated as of December 23, 1996, by and among Mississippi Chemical Corporation; Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; Caisse Nationale de Credit Agricole and CIBC Inc. as Co-Agents; and the other lenders party thereto; filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 6, 1997, SEC File No. 0-20411, and incorporated herein by reference.

     13.1      Annual Report to Shareholders for fiscal year ended
               June 30, 1997.

     21        List of subsidiaries of the Company.

     23        Consent of Arthur Andersen LLP.

     27        Financial Data Schedule.

  (C)  REPORTS ON FORM 8-K:

       No reports were filed on Form 8-K during the three months ended June 30, 1997.

-------------------------
    (4) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Article IV, Price, and an application for confidential treatment has been filed separately with the Commission.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MISSISSIPPI CHEMICAL CORPORATION

                       By:  /s/ Charles O. Dunn
                            -------------------
                            Charles O. Dunn
                            President
                            Principal Executive Officer

                       By:  /s/ Timothy A. Dawson
                            ---------------------
                            Timothy A. Dawson
                            Vice President-Finance
                            Principal Financial Officer and Chief Accounting Officer
Date:  September 29, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                           Title                              DATE

/s/ Charles O. Dunn                       Director,                               September 29, 1997
--------------------------                President and Chief Executive Officer
Charles O. Dunn                           (principal executive officer)


/s/ Coley L. Bailey                       Director, Chairman of the Board         September 29, 1997
--------------------------
Coley L. Bailey

/s/ John Sharp Howie                      Director, Vice Chairman of the Board    September 29, 1997
--------------------------
John Sharp Howie

/s/ John W. Anderson                      Director                                September 29, 1997
--------------------------
John W. Anderson

/s/ Haley Barbour                         Director                                September 29, 1997
--------------------------
Haley Barbour

/s/ Frank R. Burnside, Jr.                Director                                September 29, 1997
--------------------------
Frank R. Burnside, Jr.

/s/ Robert P. Dixon                       Director                                September 29, 1997
--------------------------
Robert P. Dixon

/s/ W. R. Dyess                           Director                                September 29, 1997
--------------------------
W. R. Dyess

/s/ Woods E. Eastland                     Director                                September 29, 1997
--------------------------
Woods E. Eastland

/s/ George D. Penick, Jr.                 Director                                September 29, 1997
--------------------------
George D. Penick, Jr.

/s/ David M. Ratcliffe                    Director                                September 29, 1997
--------------------------
David M. Ratcliffe

/s/ Wayne Thames                          Director                                September 29, 1997
--------------------------
Wayne Thames

                       MISSISSIPPI CHEMICAL CORPORATION

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-K




EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------


2.1 Asset Purchase Agreement, dated as of May 21, 1996, by and among the Company, Mississippi Acquisition I, Inc., Mississippi Acquisition II, Inc., Eddy Potash, Inc., and New Mexico Potash Corporation; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 3, 1996, SEC File No. 0-20411, and incorporated herein by reference.

2.2 Agreement and Plan of Merger and Reorganization, dated as of August 27, 1996, by and among the Company, MISS SUB, INC., and First Mississippi Corporation; filed as Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 0-20411, and incorporated herein by reference.

3.1 Articles of Incorporation of the Company; filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

3.2      Bylaws of the Company, as amended to date.

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

4.6 Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.

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

10.5 Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary Mississippi Phosphates Corporation for the sale and purchase of phosphate rock; filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File
         No. 2-7803, and incorporated herein by reference(5)

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

10.8     Amendment No. 4, effective as of January 1, 1997, to the
         Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company's subsidiary
         Mississippi Phosphates Corporation for the sale and purchase of phosphate rock.

10.9     Gas Sales Agreement entered into by the Company and Sonat
         Marketing Company as of July 13, 1995, for the sale and
         purchase of natural gas; filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.(8)
--------------
    (5) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1 and an application for confidential treatment has been filed separately with the Commission.

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

10.10 Agreement for Real Estate Purchase Option dated July 16, 1990, for the sale of the Company's Hardee County, Florida, property and underlying phosphate reserves; filed as an exhibit to
         Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, SEC File No. 2-7803, and incorporated herein by reference.

10.11 Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as
         Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 2-7803, and incorporated herein by reference.

10.12 Credit Agreement dated as of December 23, 1996, by and among First Mississippi Corporation; AMPRO Fertilizer, Inc.; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; Caisse Nationale de Credit Agricole and CIBC Inc. as Co-Agents; and the other lenders party thereto; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 1997, SEC File No. 0-20411, and incorporated herein by reference.

10.13 Credit Agreement dated as of December 23, 1996, by and among Mississippi Chemical Corporation; Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; Caisse Nationale de Credit Agricole and CIBC Inc. as Co-Agents; and the other lenders party thereto; filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 6, 1997, SEC File No. 0-20411, and incorporated herein by reference.

13.1     Annual Report to Shareholders for fiscal year ended
         June 30, 1997.

21       List of subsidiaries of the Company.

23       Consent of Arthur Andersen LLP.

27       Financial Data Schedule.