Form 10-Q
period 1997-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1997-10-29
CIK 66895

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

              For Quarter Ended September 30, 1997


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

              For Quarter Ended September 30, 1997
                Commission File Number 001-12217


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Number of Shares
          --------                           ----------------
          Common Stock, $0.01 par value            27,409,755

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                              INDEX


                                                            Page
                                                           Number
                                                           ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

               Consolidated Statements of Income                3
                    Three months ended September 30,
                    1997 and 1996

               Consolidated Balance Sheets                  4 - 5
                    September 30, 1997 and June 30, 1997

               Consolidated Statements of Shareholders'
                 Equity                                         6
                    Fiscal Year Ended June 30, 1997 and
                    Three months ended September 30, 1997

               Consolidated Statements of Cash Flows            7
                    Three months ended September 30,
                    1997 and 1996

               Notes to Consolidated Financial Statements  8 - 11


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                  12 - 20


PART II.       OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K                 21

     Signatures                                                22

                MISSISSIPPI CHEMICAL CORPORATION
                        AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                                             Three months ended
                                                September 30,
                                           ----------------------
                                             1997          1996
                                           --------      --------
                                    (In thousands, except per share data)

Revenues:
      Net sales                            $110,912      $ 91,290
      Trading loss on brokered
        product                                (297)         -
                                           --------      --------
                                            110,615        91,290

Operating expenses:
      Cost of products sold                  87,745        63,379
      Selling                                 5,704         6,321
      General and administrative              8,256         6,850
                                           --------      --------
                                            101,705        76,550
                                           --------      --------
Operating income                              8,910        14,740

Other (expense) income:
      Interest, net                          (2,083)          422
      Other                                     525            98
                                           --------      --------
Income before income taxes                    7,352        15,260

Income tax expense                            3,055         5,965
                                           --------      --------
Net income                                 $  4,297      $  9,295
                                           ========      ========
Earnings per share (see Note 2)            $   0.16      $   0.44
                                           ========      ========
Weighted average common shares outstanding
  (see Note 2)                               27,456        21,250
                                           ========      ========

[FN]
              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MISSISSIPPI CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        September 30,    June 30,
                                            1997           1997
                                        ------------    ----------
                                  (In thousands, except per share data)
Current assets:
   Cash and cash equivalents              $   1,758     $   8,159
   Accounts receivable, net                  39,220        63,095
   Inventories:
      Finished products                      38,129        28,308
      Raw materials and supplies              6,723         4,636
      Replacement parts                      35,818        36,366
                                          ---------     ---------
          Total inventories                  80,670        69,310

    Prepaid expenses and other
      current assets                          6,357         4,873
    Deferred income taxes                     3,854         3,596
                                          ---------     ---------
          Total current assets              131,859       149,033

Investments and other assets:
  Investments in affiliates                  70,441        69,230
  Other                                      24,003        14,039
                                          ---------     ---------
          Total investments and
            other assets                     94,444        83,269

Properties held for sale                     52,919        52,919

Property, plant and equipment, at cost      721,855       697,101
  Less accumulated depreciation,
    depletion and amortization             (311,715)     (304,706)
                                          ---------     ---------
          Net property, plant and
            equipment                       410,140       392,395

Goodwill, net of accumulated
  amortization                              179,783       180,929
                                          ---------     ---------
                                          $ 869,145     $ 858,545
                                          =========     =========

[FN]
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30,    June 30,
                                             1997           1997
                                         ------------    ---------
                                   (In thousands, except per share data)
Current liabilities:
  Long-term debt due within one year       $    140      $    140
  Accounts payable                           55,665        74,534
  Accrued liabilities                        12,456        14,476
  Income taxes payable                        2,739         5,973
                                           --------      --------
     Total current liabilities               71,000        95,123

Long-term debt                              276,194       244,516

Other long-term liabilities and
  deferred credits                           21,852        20,620

Deferred income taxes                        59,122        58,857

Shareholders' equity:
  Common stock ($.01 par; authorized
    100,000 shares; issued 27,976 in
    fiscal 1998 and 1997)                       280           280
  Additional paid-in capital                305,882       305,901
  Retained earnings                         147,382       145,827
  Treasury stock, at cost
    (566 shares in fiscal 1998
     and 1997)                              (12,567)      (12,579)
                                           --------      --------
                                            440,977       439,429
                                           --------      --------
                                           $869,145      $858,545
                                           ========      ========

[FN]
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               SEPTEMBER 30, 1997

                                     Additional
                             Common   Paid-In   Retained  Treasury
                             Stock    Capital   Earnings    Stock     Total
                            -------  ---------- --------  --------  --------
(In thousands)
Balances, July 1, 1996      $   229   $178,364  $ 99,814  $(30,582) $247,825
  Net income                      -          -    55,815         -    55,815
  Cash dividends paid             -          -    (9,802)        -    (9,802)
  Treasury stock, net             -         56         -   (18,753)  (18,697)
  Stock options exercised         -        203         -         -       203
  Stock issued for
    business acquired            51    127,278         -    36,756   164,085
                            -------   --------  --------  --------  --------

Balances, June 30, 1997         280    305,901   145,827   (12,579)  439,429
  Net income                      -          -     4,297         -     4,297
  Cash dividends paid             -          -    (2,742)        -    (2,742)
  Treasury stock, net             -        (19)        -        12        (7)
                            -------   --------  --------  --------  --------
Balances,
  September 30, 1997        $   280   $305,882  $147,382  $(12,567) $440,977
                            =======   ========  ========  ========  ========


[FN]
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three months ended
                                                   September 30,
                                               --------------------
                                                 1997       1996
                                               --------   ---------
                                                  (In thousands)
Cash flows from operating activities:
  Net income                                   $  4,297   $   9,295
  Reconciliation of net income to
    net cash used by operating
    activities:
  Net change in operating assets
    and liabilities                             (18,006)    (25,647)
  Depreciation, depletion and
    amortization                                  9,070       4,434
  Deferred income taxes                             342         945
  Other                                            (427)     (1,751)
                                               --------   ---------
Net cash used in operating activities            (4,724)    (12,724)
                                               --------   ---------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                   (20,698)    (56,632)
  Proceeds received from option                   1,000       1,000
  Investment in Farmland MissChem Limited          (967)    (25,968)
  Restricted funds                               (9,945)          -
  Other                                             102         (60)
                                               --------   ---------
Net cash used in investing activities           (30,508)    (81,660)
                                               --------   ---------
Cash flows from financing activities:
  Debt payments                                 (81,222)    (14,304)
  Debt proceeds                                 112,900      69,213
  Cash dividends paid                            (2,742)     (2,133)
  Purchase of treasury stock                       (105)     (6,306)
                                               --------   ---------
Net cash provided by financing activities        28,831      46,470
                                               --------   ---------
Net decrease in cash and cash equivalents        (6,401)    (47,914)

Cash and cash equivalents -
  beginning of period                             8,159      60,214
                                               --------   ---------
Cash and cash equivalents - end of period      $  1,758   $  12,300
                                               ========   =========

[FN]
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended September 30, 1997 and 1996, the Company's financial position at September 30, 1997 and June 30, 1997, the cash flows for the three months ended September 30, 1997 and 1996, and the consolidated statements of shareholders' equity as of September 30, 1997.
These adjustments are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1997, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended September 30, 1997, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

     The number of shares used in the earnings per share computation are the weighted average number of common shares outstanding plus dilutive common stock equivalents as follows:

                                                 Three months ended
                                                    September 30,
                                                 ------------------
                                                   1997      1996
                                                 -------   --------
                                                   (In thousands)
Weighted average common shares outstanding,
    net of treasury shares                        27,409     21,199
Common stock equivalents for employee stock
    options                                           47         51
                                                  ------     ------
                                                  27,456     21,250
                                                  ======     ======

     In July 1997, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share for the three-month period ending June 30, 1997. This dividend was paid on September 2, 1997, to holders of record on August 20, 1997. In October 1997, the Company's board of directors declared a regularly quarterly cash dividend of $0.10 per common share for the three-month period ending September 30, 1997. This dividend will be payable on November 24, 1997, to holders of record on November 4, 1997.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. On July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In addition, the Company was granted a put option whereby the Company has the right and option to sell the remaining portion of the property to the third party if the third party does not exercise its option to purchase the remaining property; and was granted an exclusive option to repurchase the previously conveyed portion in the event the third party does not exercise its option and the Company does not exercise its put option. The third party's option will expire on January 16, 1998. The Company's put option will expire six months after the third party's option expires, and its repurchase option will expire one year after the Company's put option expires. These properties are classified as property held for sale at September 30, 1997 and June 30, 1997.

     The Company has entered into a 50-50 joint venture known as Farmland MissChem Limited with Farmland Industries, Inc., to construct and operate a 2,040-short-ton-per-day anhydrous ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. The project is expected to cost approximately $330 million. The portion of the project cost in excess of required equity contributions of 35% is to be financed by the joint venture on a nonrecourse project basis. Start-up of the facility is scheduled for late spring 1998. The Company has entered into a contract to purchase one-half of the ammonia, approximately 350,000 short-tons-per-year, produced by the plant at a purchase price which approximates market price but is subject to an agreed-upon floor price. The Company intends to use its portion of the production from the new facility as a raw material for upgrading into finished fertilizer products at its existing facilities and for sales into world markets. The Company is accounting for this investment using the equity method.

     In late fiscal 1996, the Company began an expansion at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650-ton-per-day nitric acid plant, a new 500-ton-per-day ammonia plant and modifications to its ammonium nitrate plant to increase production from approximately 750,000 to approximately 950,000 tons per year. The Company estimates total cost of the expansion to be $130 million and is scheduled for a phased completion with the nitric acid, anhydrous ammonia, and the majority of the ammonium nitrate capacity being added in the first half of 1998. Total project completion is anticipated in early 1999.

     The Company has begun construction of a new phosphogypsum disposal facility at Pascagoula that is expected to be operational by spring 1998 at an estimated cost of $17 million. In July 1997, the Company also initiated construction of an expansion of its diammonium phosphate manufacturing facilities at Pascagoula. This project, which is expected to cost approximately $10.5 million, will increase diammonium phosphate production from approximately 720,000 to 900,000 tons per year and will increase product storage capacity from approximately 40,000 to 80,000 tons. It is expected that this expansion will be fully operational by the end of fiscal 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1997.

     The usage of fertilizer in the Company's trade territory is highly seasonal, and the Company's quarterly results reflect the fact that in the Company's markets significantly more fertilizer is purchased in the spring. Significant portions of the Company's net sales and operating income are generated in the last four months of the Company's fiscal year (March through June). Since interim period operating results reflect the seasonal nature of the Company's business, they may not necessarily be indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year due to a number of factors, including weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

     The Company's results for the quarter ended September 30, 1997, reflect weak pricing for all of the Company's nitrogen products. The lower prices are primarily the result of China's continued ban on urea imports, which contributed to a 20% decrease in the price of urea during the current period as compared to the same prior year period. As the price of urea decreased, the prices for the Company's other nitrogen products decreased as well. Although prices remain at depressed levels, by quarter's end some of the pressure on urea prices had eased due to production curtailments in certain producing countries.

     During the current year quarter, sales volumes for the Company's nitrogen products were below expectations. Nitrogen solutions sales volumes decreased 92% during the current period as customers were hesitant to participate in the Company's traditional fall-fill programs due to fertilizer pricing uncertainties. This resulted in the Company placing increased tonnage in consignment inventory during the current period. This consignment inventory will be purchased by customers later in the year at then prevailing market prices. Sales volumes for the Company's ammonium nitrate were lower during the current year primarily due to unusually dry weather in the Company's trade area. This dry weather adversely impacted the application of ammonium nitrate to hay and forage crops during August and September of the current quarter. Ammonia and urea sales volumes for the Company increased during the quarter primarily due to the additional tons available for sale through the acquisition of the First Mississippi Corporation ("First Mississippi") fertilizer assets in December 1996. Phosphate prices were lower during the current year due to soft international demand which has been present in the marketplace since early summer 1997. The Company's potash sales prices and volumes increased during the current year as a result of increased domestic demand and the additional tonnage available for sale due to the Company's acquisition of Trans-Resources, Inc.'s potash assets in mid-August 1996.

     With world grain inventories remaining at low levels, most industry analysts expect increases in U.S. planted acres and fertilizer consumption during 1998. Despite the prospect of higher U.S. demand, the near-term nitrogen price outlook remains uncertain due to the present worldwide urea supply/demand imbalance and the expected availability of new nitrogen capacity in early 1998.

     During the current year, the Company experienced increased costs at its Yazoo City nitrogen facility due to a scheduled biennial maintenance turnaround. In July of the current year, the Company's DAP facility in Pascagoula also incurred $.5 million in costs as a result of hurricane Danny.

     In May 1995, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. In March 1996, the Board of Directors authorized the Company to repurchase up to 1,500,000 additional shares. As of September 30, 1997, the Company had repurchased a total of 2,420,809 shares pursuant to those authorizations. The unused authorization to repurchase 579,191 shares remains available to the Company.

     Effective October 1, 1997, the Company became a member of the Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as PhosChem. All of the Company's export sales of DAP will be made through PhosChem. Also effective October 1, 1997, all domestic sales of DAP will be made through the Company's internal sales staff. The Company has ended its exclusive DAP marketing agreement with Atlantic Fertilizer & Chemical Corporation.

RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                                            Three months ended
                                               September 30,
                                          ---------------------
                                            1997         1996
                                          --------     --------
     Net Sales (in thousands):
         Nitrogen                         $ 57,982      $ 48,745
         DAP                                30,957        31,021
         Potash                             21,577        10,859
         Other                                 396           665
                                          --------      --------
             Net Sales                    $110,912      $ 91,290
                                          ========      ========

                                            Three months ended
                                               September 30,
                                          ----------------------
                                            1997          1996
                                          --------      --------
     Tons Sold (in thousands):
         Nitrogen:
             Ammonia                           150             7
             Ammonium nitrate                  115           139
             Urea                              118            58
             Nitrogen solutions                 11           131
             Nitric acid                        10             8
                                             -----         -----
             Total Nitrogen                    404           343

         DAP                                   178           171
         Potash                                267           143

                                            Three months ended
                                               September 30,
                                           ---------------------
                                             1997         1996
                                           -------       -------
     Average Sales Price Per Ton:
         Nitrogen                            $ 143         $ 142
         DAP                                 $ 174         $ 181
         Potash                              $  81         $  76

     NET SALES. Net sales increased 21% to $110.9 million for the quarter ended September 30, 1997, from $91.3 million for the quarter ended September 30, 1996, primarily as a result of increased sales volumes for nitrogen and potash, partially offset by lower sales prices for nitrogen. Nitrogen fertilizer sales increased 19% due primarily to an 18% increase in tons sold. The volume increase is attributable to an increase in anhydrous ammonia and urea sales due to the acquisition of First Mississippi in December 1996, which was partially offset by lower sales volumes of nitrogen solutions and ammonium nitrate. Nitrogen solution sales volumes decreased 92% during the current year as a result of customers not enrolling in the Company's traditional fall-fill program due to pricing uncertainties. Ammonium nitrate sales volumes were lower due to unusually dry weather in the Company's trade area in August and September of the current quarter. During the current quarter, the Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 26%, 12%, 20% and 18%, respectively; however, due to the sales product mix, the Company's weighted average price per ton of nitrogen increased 1% for the current quarter. DAP sales did not change significantly for the current quarter. The Company's 4% increase in DAP sales volumes was offset by a 4% decrease in sales price. The lower sales price is attributable to soft international demand which has been present in the marketplace since early summer 1997. Potash sales increased 99% as a result of an 87% increase in tons sold and a 7% increase in the average price per ton. These increases are the result of continued strengthening in domestic markets and the additional tons available for sale in the current year as a result of the potash acquisitions made in mid-August 1996.

     TRADING LOSS ON BROKERED PRODUCT. Following the First Mississippi acquisition in December 1996, the Company routinely trades or brokers ammonia in the open market. During the current quarter, brokered ammonia sales of $6.3 million and purchases of approximately $6.6 million resulted in a $.3 million net loss. The Company brokered approximately 41,000 short tons.

     COST OF PRODUCTS SOLD. Cost of products sold increased to $87.7 million for the quarter ended September 30, 1997, from $63.4 million for the quarter ended September 30, 1996. As a percentage of net sales, cost of products sold increased to 79% from 69%. This increase in cost of products sold, as a percentage of net sales in the current year quarter, is primarily the result of decreases in the average sales price of each of the Company's nitrogen products. During the quarter, the Company also had increased sales of potash products which have a higher percentage of cost to sales. The Company also incurred higher costs per ton for its nitrogen products in the current year quarter primarily as a result of higher maintenance and labor costs due to a scheduled biennial maintenance turnaround at the Company's Yazoo City nitrogen facility and higher depreciation associated with the First Mississippi acquisition.
These factors were partially offset by lower natural gas costs which were achieved through gains on short-term natural gas futures contracts. During the current year quarter, DAP costs per ton decreased slightly as a result of lower costs for phosphate rock, partially offset by higher sulfur costs. Phosphate rock costs decreased due to the Company's phosphate rock supply contract, which is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of the Company's phosphate operations.

     SELLING EXPENSES. Selling expenses decreased to $5.7 million for the quarter ended September 30, 1997, from $6.3 million for the quarter ended September 30, 1996. This decrease was primarily the result of lower delivery expense incurred during the current quarter due to lower sales volumes for nitrogen solutions and ammonium nitrate. This decrease was partially offset by higher costs for sales administration and storage. Sales administration costs increased due to the Company's potash acquisitions and the acquisition of First Mississippi's fertilizer businesses made during the prior fiscal year. The higher storage cost was primarily due to an increase in tonnage placed into storage at the Company's outlying storage facilities. As a percentage of net sales, selling expenses decreased to 5% for the quarter ended September 30, 1997, from 7% for the quarter ended September 30, 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $8.3 million for the quarter ended September 30, 1997, from $6.9 million for the quarter ended September 30, 1996. This increase was primarily the result of the amortization of goodwill associated with the acquisition of First Mississippi in December 1996. As a percentage of net sales, general and administrative expenses decreased to 7% for the quarter ended September 30, 1997, from 8% for the quarter ended September 30, 1996.

     OPERATING INCOME. As a result of the above factors, operating income decreased to $8.9 million for the quarter ended September 30, 1997, from $14.7 million for the quarter ended September 30, 1996, a 40% decrease.

     INTEREST, NET. For the quarter ended September 30, 1997, net interest expense was $2.1 million compared to net interest income of $.4 million for the quarter ended September 30, 1996. This increase in net interest expense was primarily due to increased interest costs resulting from higher borrowing levels during the current year. Additionally, the Company capitalized $2.0 million and $.3 million of its interest costs for the quarters ended September 30, 1997, and September 30, 1996, respectively.

     INCOME TAX EXPENSE. For the quarter ended September 30, 1997, income tax expense decreased to $3.1 million from $6.0 million for the quarter ended September 30, 1996. This decrease was primarily the result of changes in earnings during the current year. Also, during the current year, the Company incurred a higher effective tax rate due to the nondeductible amortization of goodwill. This increase was partially offset by a decrease in the Company's effective state income tax rate during the current year.

     NET INCOME. As a result of the foregoing, net income decreased to $4.3 million for the quarter ended September 30, 1997, from $9.3 million for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash and cash equivalents of $1.8 million, compared to $8.2 million at June 30, 1997, a decrease of $6.4 million.

     OPERATING ACTIVITIES. For the three months ended September 30, 1997, net cash used in operating activities was $4.7 million compared to $12.7 million for the three months ended September 30, 1996.

     INVESTING ACTIVITIES. Net cash used in investing activities was $30.5 million for the three months ending September 30, 1997, and $81.7 million for the three months ended September 30, 1996, primarily reflecting capital expenditures in those periods. During the current year period, capital expenditures were $20.7 million compared to $56.6 million during the prior year. The current year expenditures consisted of approximately $16.0 million related to the Company's nitrogen expansion project at its Yazoo City facility, approximately $1.0 million for the development of a new phosphogypsum disposal facility at the Pascagoula facility, and approximately $1.0 million related to the expansion of its manufacturing facilities at the Pascagoula facility. The remaining $2.7 million was for normal improvements and modifications to the Company's facilities. The current year period also included $1.0 million related to the Company's investment in Farmland MissChem Limited compared to $26.0 million during the prior year. These expenditures were partially offset by the receipt of option payments relating to the Company's Florida phosphate rock properties. At September 30, 1997, the Company also had $9.9 million in restricted funds resulting from the Company's August 1997 issuance of $14.5 million in industrial revenue bonds. The proceeds from these bonds will be used for the Company's development of a new phosphogypsum disposal facility at its Pascagoula, Mississippi, DAP facility.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $28.8 million for the three months ended September 30, 1997, and $46.5 million for the three months ended September 30, 1996. During the current year, the amounts provided by financing activities included $112.9 million in debt proceeds, which included $14.5 million in industrial revenue bonds, partially offset by $81.2 million in debt payments, and $2.7 million in cash dividends. During the prior year, the amounts provided by financing activities included $69.2 million in debt proceeds partially offset by $14.3 million in debt payments, $6.3 million for the purchase of treasury stock and $2.1 million in cash dividends.

     At September 30, 1997, the Company and its subsidiaries had unsecured revolving credit facilities with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $300 million. These facilities are five-year facilities which mature on December 23, 2001, and bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate. At September 30, 1997, the Company had $261.6 million outstanding under these facilities, which represented the maximum amount outstanding at any month end during the current period. The Company also has a separate $5 million short-term line of credit with another financial institution.

     On October 23, 1997, the Company filed with the Securities and Exchange Commission a registration statement relating to debt securities with an aggregate principal amount of up to $300 million. The Company believes that existing cash, cash generated from operations, current lines of credit and anticipated sale of debt securities will be sufficient to satisfy its financing requirements for is operations and its capital projects through fiscal 1998. The Company estimates its capital expenditure requirements for the remainder of fiscal 1998 to be approximately $100.0 million. The Company's major capital projects include production expansions at its nitrogen facility in Yazoo City and its DAP facility in Pascagoula. The Company's Pascagoula facility is also constructing a new phosphogypsum disposal facility.

     This report contains forward-looking statements. Readers are cautioned that actual results may differ materially from such forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the relative unpredictability of changes in general economic conditions and other important factors affecting the fertilizer industry and the Company as detailed under "Outlook and Uncertainties" and elsewhere in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997, which is on file with the Securities and Exchange Commission.



                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.
     (a)  Exhibits filed as part of this report are listed below.

               SEC Exhibit
               Reference No.  Description

                              Exhibit Index to Form 10-Q

                 10.14 Anhydrous Ammonia Purchase Agreement (AMRO) dated as of October 18, 1996, among Mississippi Chemical Corporation, Farmland Industries, Inc., and Farmland MissChem Limited whereby Mississippi Chemical Corporation and Farmland Industries, Inc., on an individual basis, will purchase from Farmland MissChem Limited, a portion of the total anhydrous ammonia output produced by its facility located on the island of Trinidad in The Republic of Trinidad and Tobago, which Agreement will be in place during the term of the AMRO permanent financing facility.

                 10.15 Anhydrous Ammonia Purchase Agreement (EX-IM) dated as of October 18, 1996, among Mississippi Chemical Corporation, Farmland Industries, Inc., and Farmland MissChem Limited whereby Mississippi Chemical Corporation and Farmland Industries, Inc., on an individual basis, will purchase from Farmland MissChem Limited, a portion of the total anhydrous ammonia output produced by its facility located on the island of Trinidad in The Republic of Trinidad and Tobago, which Agreement will be in place during the term of the EximBank permanent financing facility.

                    23 Consent of Arthur Andersen LLP; filed as Exhibit 23 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 1-12217, and incorporated herein by reference.

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

                              MISSISSIPPI CHEMICAL CORPORATION



Date: October 29, 1997        /s/ Timothy A. Dawson
      ----------------        ---------------------
                              Timothy A. Dawson
                              Vice President - Finance



Date: October 29, 1997        /s/ Rosalyn B. Glascoe
      ----------------        ----------------------
                              Rosalyn B. Glascoe
                              Corporate Secretary