Form 10-Q/A
period 1997-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1997-12-08
CIK 66895

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q/A
                          Amendment No. 1

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


                               OR


     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------

                Commission File Number 001-12217

                MISSISSIPPI CHEMICAL CORPORATION

              Organized in the State of Mississippi
                Tax Identification No. 64-0292638

          P. O. Box 388, Yazoo City, Mississippi 39194
     Telephone No. (601) 746-4131     Indicate by check mark whether the
registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [ x ]     No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                              Number of Shares
          --------                           -------------------------
          Common Stock, $0.01 par value                     27,409,755

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          SEC Exhibit
          Reference No.  Description

                    Exhibit Index to Form 10-Q

            10.14* Anhydrous Ammonia Purchase Agreement (AMRO) dated as of October 18, 1996, among Mississippi Chemical Corporation, Farmland Industries, Inc., and Farmland MissChem Limited whereby Mississippi Chemical Corporation and Farmland Industries, Inc., on an individual basis, will purchase from Farmland MissChem Limited, a portion of the total anhydrous ammonia output produced by its facility located on the island of Trinidad in The Republic of Trinidad and Tobago, which Agreement will be in place during the term of the AMRO permanent financing facility.1

            10.15* Anhydrous Ammonia Purchase Agreement (EX-IM) dated as of October 18, 1996, among Mississippi Chemical Corporation, Farmland Industries, Inc., and Farmland MissChem Limited whereby Mississippi Chemical Corporation and Farmland Industries, Inc., on an individual basis, will purchase from Farmland MissChem Limited, a portion of the total anhydrous ammonia output produced by its facility located on the island of Trinidad in The Republic of Trinidad and Tobago, which Agreement will be in place during the term of the EximBank permanent financing facility.2

            23* Consent of Arthur Andersen LLP; filed as Exhibit 23 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 1-12217, and incorporated herein by reference.

            27*     Financial Data Schedule.


     (b)  Reports on Form 8-K.

          None

     * Previously filed.

[FN]
     1
       Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Article 1, Section 1.1, Definitions, and from Exhibit A and an application for confidential treatment has been filed separately with the Commission.

[FN]
     2
       Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Article 1, Section 1.1, Definitions, and an application for confidential treatment has been filed separately with the Commission.

                           SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MISSISSIPPI CHEMICAL CORPORATION


                              /s/ Timothy A. Dawson
                              ------------------------------------------
                             Timothy A. Dawson
                              Vice President-Finance and Chief Financial
                              Officer
                              (Principal Accounting Officer)


Date:  December 5, 1997