Form 10-Q
period 1997-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1998-01-22
CIK 66895

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1997


                                      OR


            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1997
                       Commission File Number 001-12217


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Number of Shares
            --------                            ----------------
            Common Stock, $0.01 par value             27,334,555

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX



                                                                         Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements

               Consolidated Statements of Income                             3
                 Three months ended December 31, 1997 and 1996, and
                 Six months ended December 31, 1997 and 1996

               Consolidated Balance Sheets
                 December 31, 1997 and June 30, 1997                     4 - 5

               Consolidated Statements of Shareholders' Equity               6
                 Fiscal Year Ended June 30, 1997
                 and Six months ended December 31, 1997

               Consolidated Statements of Cash Flows                         7
                 Six months ended December 31, 1997 and 1996

               Notes to Consolidated Financial Statements               8 - 10


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition           11 - 20



PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                             21

     Signatures                                                             21

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                             Three months ended        Six months ended
                                December 31,             December 31,
                            --------------------     --------------------
                              1997        1996         1997        1996
                            --------    --------     --------    --------
                               (In thousands, except per share data)

Revenues:
      Net sales             $118,035    $113,196     $228,947    $204,486
      Trading loss on
        brokered product         (56)       -            (353)       -
                            --------    --------     --------    --------
                             117,979     113,196      228,594     204,486

Operating expenses:
     Cost of products sold    99,709      80,488      187,454     143,867
     Selling                   6,092       6,443       11,796      12,764
     General and
       administrative          8,453       7,665       16,709      14,515
                            --------    --------     --------    --------
                             114,254      94,596      215,959     171,146
                            --------    --------     --------    --------
Operating income               3,725      18,600       12,635      33,340

Other (expense) income:
     Interest, net            (2,561)       (280)      (4,644)        142
     Other                       249       1,539          774       1,637
                            --------    --------     --------    --------
Income before income taxes     1,413      19,859        8,765      35,119

Income tax expense               978       7,766        4,033      13,731
                            --------    --------     --------    --------
Net income                  $    435    $ 12,093     $  4,732    $ 21,388
                            ========    ========     ========    ========

Earnings per share -
   basic and diluted
   (see Note 2)             $   0.02    $   0.56     $   0.17    $   1.00
                            ========    ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                            December 31,         June 30,
                                                1997               1997
                                            ------------        ---------
                                        (In thousands, except per share data)
Current assets:
   Cash and cash equivalents                    $  4,176         $  8,159
   Accounts receivable, net                       50,131           63,095
   Inventories:
      Finished products                           48,825           28,308
      Raw materials and supplies                   6,154            4,636
      Replacement parts                           36,866           36,366
                                                --------         --------
          Total inventories                       91,845           69,310

    Prepaid expenses and other current assets      9,834            4,873
    Deferred income taxes                          3,717            3,596
                                                --------         --------
          Total current assets                   159,703          149,033

Investments and other assets:
  Investments in affiliates                       71,563           69,230
  Other                                           25,390           14,039
                                                --------         --------
          Total investments and other assets      96,953           83,269

Properties held for sale                          52,919           52,919

Property, plant and equipment, at cost           748,349          697,101
  Less accumulated depreciation,
  depletion and amortization                    (319,399)        (304,706)
                                                --------         --------
          Net property, plant and equipment      428,950          392,395

Goodwill, net of accumulated amortization        178,637          180,929
                                                --------         --------
                                                $917,162         $858,545
                                                ========         ========

The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                             December 31,         June 30,
                                                1997                1997
                                             ------------        ----------
                                         (In thousands, except per share data)
Current liabilities:
  Long-term debt due within one year            $    135          $    140
  Accounts payable                                54,260            74,534
  Accrued liabilities                             11,363            14,476
  Income taxes payable                               535             5,973
                                                --------          --------
          Total current liabilities               66,293            95,123

Long-term debt                                   331,931           244,516

Other long-term liabilities and
  deferred credits                                21,806            20,620

Deferred income taxes                             59,836            58,857

Shareholders' equity:
  Common stock ($.01 par; authorized 100,000
    shares; issued 27,976 in fiscal 1998 and
    1997)                                            280               280
  Additional paid-in capital                     305,882           305,901
  Retained earnings                              145,079           145,827
  Treasury stock, at cost (641 shares in
    fiscal 1998 and 566 shares in fiscal
       1997)                                     (13,945)          (12,579)
                                                --------          --------
                                                 437,296           439,429
                                                --------          --------
                                                $917,162          $858,545
                                                ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               DECEMBER 31, 1997


                                  Additional
                          Common   Paid-In     Retained  Treasury
                           Stock   Capital     Earnings    Stock     Total
                         -------- ----------  ---------  ---------  --------
(In thousands)
Balances, July 1, 1996   $   229   $178,364   $ 99,814  $(30,582)  $247,825
  Net income                   -          -     55,815         -     55,815
  Cash dividends paid          -          -     (9,802)        -     (9,802)
  Treasury stock, net          -         56          -    (18,753)  (18,697)
  Stock options exercised      -        203          -         -        203
  Stock issued for
    business acquired         51    127,278          -    36,756    164,085
                         -------   --------   --------  --------   --------

Balances, June 30, 1997      280    305,901    145,827   (12,579)   439,429
  Net income                   -          -      4,732         -      4,732
  Cash dividends paid          -          -     (5,480)        -     (5,480)
  Treasury stock, net          -        (19)         -    (1,366)    (1,385)
                         -------   --------   --------  --------   --------
Balances,
  December 31, 1997      $   280   $305,882   $145,079  $(13,945)  $437,296
                         =======   ========   ========  ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                      MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Six months ended December 31,
                                                 1997               1996
                                               ---------         ----------
                                                      (In thousands)
Cash flows from operating activities:
   Net income                                    $  4,732          $ 21,388
   Reconciliation of net income to net
     cash used in operating activities:
       Net change in operating assets and
         liabilities                              (44,156)          (28,973)
       Depreciation, depletion and
         amortization                              18,108            10,316
       Deferred income taxes                        1,193               668
       Other                                       (3,696)           (4,065)
                                                 --------          --------
Net cash used in operating activities             (23,819)             (666)
                                                 --------          --------
Cash flows from investing activities:
   Purchase of property, plant and equipment      (51,331)          (74,391)
   Investment in Farmland MissChem Limited         (2,040)          (43,167)
   Proceeds received from option                    1,000             1,000
   Net change in restricted funds                  (8,338)                -
   Other                                              103                 6
                                                 --------          --------
Net cash used in investing activities             (60,606)         (116,552)
                                                 --------          --------
Cash flows from financing activities:
   Debt proceeds                                  454,974           222,122
   Debt payments                                 (367,569)         (150,769)
   Cash dividends paid                             (5,480)           (4,240)
   Purchase of treasury stock                      (1,483)           (6,306)
                                                 --------          --------
Net cash provided by financing activities          80,442            60,807
                                                 --------          --------
Net decrease in cash and cash equivalents          (3,983)          (56,411)

Cash and cash equivalents - beginning of period     8,159            60,214
                                                 --------          --------
Cash and cash equivalents - end of period        $  4,176          $  3,803
                                                 ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                             MISSISSIPPI CHEMICAL CORPORATION
                                    AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month and the six month periods ended December 31, 1997 and 1996, the Company's financial position at December 31, 1997 and June 30, 1997, the cash flows for the six months ended December 31, 1997 and 1996, and the consolidated statements of shareholders' equity as of December 31, 1997. In the opinion of management, these adjustments are of a normal recurring nature which are necessary for a fair presentation of the financial position and results of operations for the interim periods.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1997, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended December 31, 1997, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 specifies new standards for computing and disclosing earnings per share and is effective for periods ending after December 15, 1997. The Company has adopted this standard and has restated its earnings per share for prior periods presented.

     The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                    Three months ended     Six months ended
                                       December 31,          December 31,
                                   --------------------   -------------------
                                     1997        1996       1997       1996
                                   ---------   --------   ---------  --------
                                                 (In thousands)
Weighted average common shares
  outstanding, net of treasury
  shares, for basic earnings
  per share                           27,373     21,506      27,388   21,419
Common stock equivalents for
  employee stock options                  36         92          42       72
                                      ------     ------      ------   ------
Weighted average common shares
  outstanding for diluted
  earnings per share                  27,409     21,598      27,430   21,491
                                      ======     ======      ======   ======

      In October 1997, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share for the three-month period ending September 30, 1997. This dividend was paid on November 24, 1997, to holders of record on November 4, 1997.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

      During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. On July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In January 1998, the third party exercised its option. These properties, which have a carrying value of $52.9 million, are classified on the balance sheet as "Properties Held for Sale." The purchase price of the property is $57.0 million. If elected by the purchaser, the purchase price is payable in the form of a promissory note payable over twenty-four equal quarterly payments.
As a result of the transaction, the Company will recognize a pre-tax gain of approximately $11.1 million consisting of the excess of the purchase price of the property over its carrying value, plus $7.0 million in option payments received since 1994. This transaction is expected to close in April, 1998.

      The Company has entered into a 50-50 joint venture known as Farmland MissChem Limited with Farmland Industries, Inc., to construct and operate a 2,040-short-ton-per-day anhydrous ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. The project is expected to cost approximately $330 million. The portion of the project cost in excess of required equity contributions of 35% is to be financed by the joint venture on a nonrecourse project basis. Start-up of the facility is scheduled for spring 1998. The Company has entered into a contract to purchase one-half of the ammonia, approximately 350,000 short-tons-per-year, produced by the plant at a purchase price which approximates market price but is subject to an agreed-upon floor price. The Company intends to use its portion of the production from the new facility as a raw material for upgrading into finished fertilizer products at its existing facilities and for sales into world markets. The Company is accounting for this investment using the equity method.

      In late fiscal 1996, the Company began an expansion at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650-ton-per-day nitric acid plant, a new 500-ton-per-day ammonia plant and modifications to its ammonium nitrate plant to increase production from approximately 750,000 to approximately 950,000 tons per year. This expansion, which has an estimated total cost of $130 million, is scheduled for a phased completion with the nitric acid, anhydrous ammonia, and the majority of the ammonium nitrate capacity being added in the first half of calendar 1998. Total project completion is anticipated in early calendar 1999.

      The Company has begun construction of a new phosphogypsum disposal facility at Pascagoula that is expected to be operational by spring 1998 at an estimated cost of $17 million. In July 1997, the Company also initiated construction of an expansion of its diammonium phosphate manufacturing facilities at Pascagoula. This project, which is expected to cost approximately $10.5 million, will increase diammonium phosphate ("DAP") production from approximately 720,000 to 900,000 tons per year and will increase product storage capacity from approximately 40,000 to 80,000 tons. It is expected that this expansion will be fully operational by the end of fiscal 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1997.

     Consistent with the historical nature of the Company's business, the usage of fertilizer in the Company's trade territory is highly seasonal, and the Company's quarterly results reflect the fact that significantly more fertilizer is purchased in the spring. Significant portions of the Company's net sales and operating income are generated in the last four months of the Company's fiscal year (March through June). Since interim period operating results reflect the seasonal nature of the Company's business, they may not necessarily be indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year due to a number of factors, including weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

     The Company's results for the quarter ended December 31, 1997, reflect weak pricing for all of the Company's nitrogen products. The lower prices are primarily the result of China's continued ban on urea imports, which contributed to a 30% decrease in the price of urea during the current year quarter as compared to the prior year quarter. The price of urea began decreasing during the prior quarter and continued to decrease for the quarter ended December 31, 1997. As urea prices declined, the prices for the Company's other nitrogen products declined as well.

     During the current year quarter, sales volumes for the Company's nitrogen products were below expectations. Nitrogen solutions sales volumes decreased 16% during the current year quarter as compared to the prior year quarter, as customers continued to resist off-season purchases due to fertilizer pricing uncertainties. This resulted in the Company placing significantly increased tonnage in consignment inventory during the current year. This consignment inventory will be purchased by customers later in the year at then prevailing market prices. Sales volumes for the Company's ammonium nitrate decreased 14% during the current year quarter primarily due to unfavorable weather conditions in the Company's trade area. These unfavorable conditions adversely impacted the application of ammonium nitrate to hay and forage crops during the current year quarter. Ammonia and urea sales volumes for the Company increased during the current year quarter primarily due to the additional tons available for sale through the acquisition of the First Mississippi Corporation ("First Mississippi") fertilizer assets in December 1996.

     During the current year quarter, the Company experienced production losses and increased costs at its Donaldsonville, Louisiana, nitrogen facility and its Pascagoula DAP facility due to scheduled maintenance turnarounds. The quarter was also affected by high natural gas cost during October and November; however, by quarters end, natural gas prices had declined substantially due to the mild winter weather experienced in major gas consuming regions of the country.

     Phosphate prices were unchanged during the current year quarter as compared to the prior year quarter, while potash sales prices increased 13% during the current year quarter as a result of continued strengthening in the domestic and international markets. Potash sales volumes decreased 8% during the current year quarter due primarily to product movement which was shifted to the first quarter as a result of customers filling their storage prior to announced price increases, as well as the closure in early December 1997, of the Company's Eddy Potash, Inc. ("Eddy Potash") facility located in Carlsbad, New Mexico. This closure had no material impact on the Company's results of operations or its financial position at December 31, 1997.

     With world grain inventories remaining at low levels, most industry analysts expect increases in U.S. planted acres and fertilizer consumption during 1998. Despite the prospect of higher U.S. demand, the near-term nitrogen price outlook remains uncertain due to the present worldwide urea supply/demand imbalance and the expected availability of new nitrogen capacity in early 1998.

     In May 1995, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. In March 1996, the Board of Directors authorized the Company to repurchase up to 1,500,000 additional shares. As of December 31, 1997, the Company had repurchased a total of 2,496,009 shares pursuant to those authorizations. The unused authorization to repurchase 503,991 shares remains available to the Company.

     Effective October 1, 1997, the Company became a member of the Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem". All of the Company's export sales of DAP are made through PhosChem, while domestic DAP sales are made through the Company's internal sales staff. The Company has ended its exclusive DAP marketing agreement with Atlantic Fertilizer & Chemical Corporation.


RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                                 Three months ended       Six months ended
                                    December 31,            December 31,
                                 -------------------     -------------------
                                   1997      1996          1997      1996
                                 --------  ---------     ---------  --------
      Net Sales (in thousands):
          Nitrogen              $ 63,087   $ 55,812     $121,069   $104,557
          DAP                     32,531     35,485       63,487     66,507
          Potash                  21,899     21,361       43,476     32,219
          Other                      518        538          915      1,203
                                --------   --------     --------   --------
            Net Sales           $118,035   $113,196     $228,947   $204,486
                                ========   ========     ========   ========


                                   Three months ended      Six months ended
                                      December 31,           December 31,
                                 --------------------    -------------------
                                  1997         1996        1997       1996
                                 --------   ---------    --------   --------
      Tons Sold (in thousands):
          Nitrogen:
              Ammonia                161         16          311         22
              Ammonium nitrate       140        163          256        303
              Urea                   100         74          218        132
              Nitrogen solutions     103        122          113        253
              Nitric acid             11          9           22         17
                                   -----      -----        -----      -----
            Total Nitrogen           515        384          920        727

          DAP                        185        201          363        372
          Potash                     250        273          517        416


                                 Three months ended      Six months ended
                                    December 31,           December 31,
                                 -------------------    --------------------
                                   1997       1996        1997        1996
                                 --------   --------    -------      -------
     Average Sales Price Per Ton:
          Nitrogen                 $ 122      $ 145        $ 132      $ 144
          DAP                      $ 176      $ 176        $ 175      $ 179
          Potash                   $  88      $  78        $  84      $  78


      NET SALES. Net sales increased 4% to $118.0 million for the quarter ended December 31, 1997, from $113.2 million for the quarter ended December
31, 1996. For the six months ended December 31, 1997, net sales increased 12% to $228.9 million, from $204.5 million for the six months ended December 31, 1996. These increases were primarily the result of increased sales volumes for nitrogen fertilizers partially offset by lower sales prices for nitrogen fertilizers. The volume increases are attributable to increased anhydrous ammonia and urea sales due to the acquisition of First Mississippi in December 1996, partially offset by lower sales volumes of ammonium nitrate and nitrogen solutions. In the current year quarter, nitrogen solutions sales volumes decreased 16% as compared to the prior year quarter, and decreased 55% in the current year six-month period as compared to the prior year six-month period. These decreases were primarily the result of customers continued resistance to commit to off-season purchases due to pricing uncertainties in the marketplace. Ammonium nitrate sales volumes decreased 14% in the current year quarter as compared to the prior year quarter, and decreased 16% in the current six-month period as compared to the prior year six-month period. These decreases were primarily the result of unfavorable weather conditions which delayed movement onto hay and forage crops during the current year periods. During the current year quarter, the Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 33%, 20%, 30% and 15%, respectively, which resulted in a 16% reduction in the Company's weighted average price per ton of nitrogen. For the six months ended December 31, 1997, the Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 29%, 17%, 25% and 15%, respectively, which resulted in an 8% reduction in the average price per ton of nitrogen. During the current year quarter, sales of DAP decreased 8% as compared to the prior year quarter as a result of an 8% decrease in tons sold. For the six-month period ended December 31, 1997, sales of DAP decreased 5% as compared to the prior year six-month period, the result of a 2% decrease in tons sold and a 2% decrease in the average sales price. Potash sales increased 3% during the current year quarter as compared to the prior year quarter, and increased 35% during the current six-month period as compared to the prior year six-month period. While potash volumes were down 8% in the current quarter, volumes were up 24% for the six month period as compared to the prior year. Potash prices were up 13% and 8%, respectively, for the current year quarter
and six month period.    These increases were the result of increased domestic
and international demand during the current year. The Company's lower sales volumes during the current quarter were primarily due to product movement which was shifted to the first quarter as a result of customers filling their storage prior to announced price increases. Also, the Company ceased production at its Eddy Potash facility in early December 1997.

      TRADING LOSS ON BROKERED PRODUCT. Following the First Mississippi acquisition in December 1996, the Company routinely trades or brokers ammonia in the open market. During the current quarter, brokered ammonia sales of $2.6 million and purchases of approximately $2.7 million resulted in a $.1 million net loss. During the six month period ended December 31, 1997, brokered ammonia sales of $8.9 million and purchases of $9.3 million resulted in a $.4 million loss. The Company brokered approximately 20,000 short tons during the current quarter and 60,000 short tons during the six month period ended December 31, 1997.

      COST OF PRODUCTS SOLD. Cost of products sold increased to $99.7 million for the quarter ended December 31, 1997, from $80.5 million for the quarter ended December 31, 1996. As a percentage of net sales, cost of products sold increased to 84% from 71%. This increase in cost of products sold, as a percentage of net sales in the current year quarter, is primarily the result of decreases in the average sales price of each of the Company's nitrogen products. The Company also incurred higher costs per ton for its nitrogen products in the current year quarter primarily as a result of higher maintenance and labor costs due to a scheduled maintenance turnaround at the Company's Donaldsonville, Louisiana, nitrogen facility and higher depreciation associated with the First Mississippi acquisition. These factors were partially offset by improved ammonia production rates and efficiencies in the current year. During the current year quarter, DAP costs per ton increased 4%, primarily the result of the Company incurring higher conversion costs due to a scheduled maintenance turnaround of a sulfuric acid plant. These costs were partially offset by lower raw material costs, primarily ammonia. Potash cost per ton did not change significantly during the current quarter as compared to the prior year quarter.

      For the six months ended December 31, 1997, cost of products sold increased to $187.5 million from $143.9 million for the six months ended December 31, 1996. As a percentage of net sales, cost of products sold increased to 82% from 70%. This increase in cost of products sold, as a percentage of net sales, is primarily the result of decreases in the average sales price of each of the Company's nitrogen products. The Company incurred higher costs per ton for its nitrogen products in the current year primarily as a result of higher maintenance and labor costs due to scheduled maintenance turnarounds at the Company's nitrogen facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana. The Company also incurred higher depreciation associated with its First Mississippi acquisition. DAP costs per ton increased 2% during the current year, primarily the result of the Company incurring higher conversion costs due to a scheduled turnaround of its sulfuric acid plant at the Company's Pascagoula, Mississippi, facility. These higher costs were partially offset by lower raw material costs, primarily ammonia and phosphate rock. Phosphate rock costs decreased due to the Company's phosphate rock supply contract, which is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of the Company's phosphate operations. Potash cost per ton did not change significantly during the current year as compared to the prior year.

     SELLING EXPENSES. Selling expenses decreased to $6.1 million for the quarter ended December 31, 1997, from $6.4 million for the quarter ended December 31, 1996. For the six months ended December 31, 1997, selling expenses decreased to $11.8 million from $12.8 million for the six months ended December 31, 1996. These decreases were primarily the result of lower delivery expense incurred during the current year periods due to lower sales volumes for nitrogen solutions and ammonium nitrate. These decreases were partially offset by higher storage costs resulting from increased tonnage placed into storage at the Company's outlying storage facilities. As a percentage of net sales, selling expenses decreased to 5% for the quarter ended December 31, 1997, from 6% for the quarter ended December 31, 1996, and decreased to 5% for the six months ended December 31, 1997, from 6% for the six months ended December 31, 1996.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $8.5 million for the quarter ended December 31, 1997, from $7.7 million for the quarter ended December 31, 1996. For the six months ended December 31, 1997, general and administrative expenses increased to $16.7 million, from $14.5 million for the six months ended December 31, 1996. These increases were primarily the result of goodwill amortization associated with the acquisition of First Mississippi in December 1996. As a percentage of net sales, general and administrative expenses remained at 7% for the quarters ended December 31, 1997 and 1996, and for the six month periods ended December 31, 1997 and 1996.

      OPERATING INCOME. As a result of the above factors, operating income decreased to $3.7 million for the quarter ended December 31, 1997, from $18.6 million for the quarter ended December 31, 1996, an 80% decrease. For the six months ended December 31, operating income decreased to $12.6 million in 1997 from $33.3 million in 1996, a 62% decrease.

      INTEREST, NET. For the quarter ended December 31, 1997, net interest expense increased to $2.6 million from $.3 million for the quarter ended December 31, 1996. For the six-month period ended December 31, 1997, net interest expense was $4.6 million, compared to net interest income of $.1 million for the six months ended December 31, 1996. These increases in net interest expense were primarily due to increased interest costs resulting from higher borrowing levels during the current year period. Additionally, the Company capitalized $2.3 million and $.9 million of its interest costs for the quarters ended December 31, 1997 and 1996, respectively, and $4.3 million and $1.3 million for the six month periods ended December 31, 1997 and 1996, respectively.

      INCOME TAX EXPENSE. For the quarter ended December 31, 1997, income tax expense decreased to $1.0 million from $7.8 million for the quarter ended December 31, 1996. For the six month period ended December 31, 1997, income tax expense decreased to $4.0 million from $13.7 million for the six months ended December 31, 1996. These decreases were primarily the result of changes in earnings during the current year. Also, during the current year periods, the Company incurred a higher effective tax rate due to the nondeductible amortization of goodwill. These increases were partially offset by a decrease in the Company's effective state income tax rate during the current year periods.

      NET INCOME. As a result of the foregoing, net income decreased to $.4 million for the quarter ended December 31, 1997, from $12.1 million for the quarter ended December 31, 1996. For the six months ended December 31, 1997, net income decreased to $4.7 million from $21.4 million in 1996.


LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had cash and cash equivalents of $4.2 million, compared to $8.2 million at June 30, 1997, a decrease of $4.0 million.

      OPERATING ACTIVITIES. For the six months ended December 31, 1997, net cash used in operating activities was $23.8 million compared to $.7 million for the six months ended December 31, 1996.

      INVESTING ACTIVITIES. Net cash used in investing activities was $60.6 million for the six months ended December 31, 1997, and $116.6 million for the six months ended December 31, 1996, primarily reflecting capital expenditures in those periods. During the current year period, capital expenditures were $51.3 million compared to $74.4 million during the prior year. The current year expenditures consisted of approximately $31.0 million related to the Company's nitrogen expansion project at its Yazoo City facility, approximately $4.0 million for the development of a new phosphogypsum disposal facility at the Pascagoula facility, and approximately $3.0 million related to the expansion of its manufacturing facilities at the Pascagoula facility. The remaining $13.3 million was for normal improvements and modifications to the Company's facilities. The current year period also included $2.0 million related to the Company's investment in Farmland MissChem Limited compared to $43.2 million during the prior year. These expenditures were partially offset by the receipt of $1.0 million in option payments relating to the Company's Florida phosphate rock properties. At December 31, 1997, the Company also had $8.3 million in restricted funds resulting from the Company's August 1997 issuance of $14.5 million in industrial revenue bonds. The proceeds from these bonds are being used for the Company's development of the new phosphogypsum disposal facility at its Pascagoula, Mississippi, DAP facility.

      FINANCING ACTIVITIES. Net cash provided by financing activities was $80.4 million for the six months ended December 31, 1997, and $60.8 million for the six months ended December 31, 1996. During the current year, the amounts provided by financing activities included $455.0 million in debt proceeds, which included $200.0 million in senior notes due 2017 and $14.5 million in industrial revenue bonds. These amounts were partially offset by $367.6 million in debt payments, $5.5 million in cash dividends, and $1.5 million for the purchase of treasury stock. During the prior year, the amounts provided by financing activities included $222.1 million in debt proceeds partially offset by $150.8 million in debt payments, $6.3 million for the purchase of treasury stock and $4.2 million in cash dividends.

      On November 25, 1997, the Company issued $200.0 million of 7.25% Senior Notes, due November 15, 2017. The holders of the Senior Notes may elect to have the Notes repaid on November 15, 2007. The Notes were issued under a $300.0 million shelf registration statement filed with the Securities and Exchange Commission in November, 1997. The net proceeds from the issuance totaled $194.8 million and were used to repay a portion of the outstanding indebtedness under the Company's unsecured revolving credit facilities with Harris Trust and Savings Bank and a syndicate of other commercial banks.
Also on November 25, 1997, the Company modified these unsecured revolving credit facilities to reduce the facilities from $300.0 million to $200.0 million. These modified facilities are five-year facilities which mature on November 25, 2002, and bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate. At December 31, 1997, the Company had $117.9 million outstanding under these facilities. The Company also has a separate $5 million short-term line of credit with another financial institution.

      The Company believes that existing cash, cash generated from operations, and current lines of credit will be sufficient to satisfy its financing requirements for its operations and its capital projects through fiscal 1998. The Company estimates its capital expenditure requirements for the remainder of fiscal 1998 to be approximately $60.0 million. The Company's major capital projects include production expansions at its nitrogen facility in Yazoo City and its DAP facility in Pascagoula. The Company's Pascagoula facility is also constructing a new phosphogypsum disposal facility.

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

                                    MISSISSIPPI CHEMICAL CORPORATION



Date: January  22, 1998             /s/ Timothy A. Dawson
      -----------------             ---------------------
                                    Vice President - Finance



Date: January 22, 1998              /s/ Rosalyn B. Glascoe
      ----------------              ----------------------
                                    Corporate Secretary