Form 10-Q
period 1998-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1998-04-22
CIK 66895

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]   Quarterly Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934

                For Quarter Ended March 31, 1998


                               OR


     [ ]  Transition Report Pursuant to Section 13 or 15(d)
             Of the Securities Exchange Act of 1934

                For Quarter Ended March 31, 1998
                Commission File Number 001-12217


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

                              INDEX



                                                            Page
                                                           Number
                                                           ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements
          Consolidated Statements of Income                     3
               Three months ended March 31, 1998 and 1997,
               and Nine months ended March 31, 1998 and
               1997

          Consolidated Balance Sheets
               March 31, 1998 and June 30, 1997             4 - 5

          Consolidated Statements of Shareholders' Equity       6
                Fiscal Year Ended June 30, 1997 and
                Nine months ended March 31, 1998

          Consolidated Statements of Cash Flows                 7
               Nine months ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements       8 - 10


     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition                                  11 - 22



PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K                 23

     Signatures                                                23


                   MISSISSIPPI CHEMICAL CORPORATION
                            AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                          Three months ended       Nine months ended
                               March 31,               March 31,
                         --------------------    --------------------
                           1998        1997        1998        1997
                         --------    --------    --------    --------
                             (In thousands, except per share data)

Revenues:
      Net sales          $125,773    $142,583    $354,720    $347,069
      Trading (loss)
        margin on
        brokered product     (348)         20        (701)         20
                         --------    --------    --------    --------
                          125,425     142,603     354,019     347,089

Operating expenses:
      Cost of products
        sold              103,982     106,391     291,436     250,258
      Selling               9,131       7,701      20,927      20,465
      General and
       administrative       8,637       8,418      25,346      22,933
                         --------    --------    --------    --------
                          121,750     122,510     337,709     293,656
                         --------    --------    --------    --------
Operating income            3,675      20,093      16,310      53,433

Other (expense) income:
      Interest, net        (3,536)     (2,088)     (8,180)     (1,946)
      Other                   631         183       1,405       1,820
                         --------    --------    --------    --------
Income before income
  taxes                       770      18,188       9,535      53,307

Income tax expense            327       7,589       4,360      21,320
                         --------    --------    --------    --------
Net income               $    443    $ 10,599    $  5,175    $ 31,987
                         ========    ========    ========    ========
Earnings per share -
  basic (see Note 2)     $   0.02    $   0.38    $   0.19    $   1.37
                         ========    ========    ========    ========

Earnings per share -
  diluted (see Note 2)   $   0.02    $   0.38    $   0.19    $   1.36
                         ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                       March 31,     June 30,
                                         1998          1997
                                       --------      --------
                               (In thousands, except per share data)
Current assets:
   Cash and cash equivalents           $  6,951      $  8,159
   Accounts receivable, net              58,219        63,095
   Inventories:
      Finished products                  37,255        28,308
      Raw materials and supplies          4,784         4,636
      Replacement parts                  37,183        36,366
                                       --------      --------
          Total inventories              79,222        69,310

    Properties held for sale             52,919        52,919
    Prepaid expenses and other
      current assets                      7,203         4,873
    Deferred income taxes                 3,791         3,596
                                       --------      --------
          Total current assets          208,305       201,952

Investments and other assets:
  Investments in affiliates              72,744        69,230
  Other                                  21,176        14,039
                                       --------      --------
          Total investments and
            other assets                 93,920        83,269

Property, plant and equipment, at cost  769,713       697,101
  Less accumulated depreciation,
    depletion and amortization         (327,306)     (304,706)
                                       --------      --------
          Net property, plant
            and equipment               442,407       392,395

Goodwill, net of accumulated
  amortization                          177,491       180,929
                                       --------      --------
                                       $922,123      $858,545
                                       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                       March 31,    June 30,
                                         1998         1997
                                       --------     --------
                               (In thousands, except per share data)
Current liabilities:
  Long-term debt due within
    one year                           $    128     $    140
  Accounts payable                       52,559       74,534
  Accrued liabilities                    15,227       14,476
  Income taxes payable                      963        5,973
                                       --------     --------
          Total current liabilities      68,877       95,123

Long-term debt                          334,613      244,516

Other long-term liabilities and
  deferred credits                       21,977       20,620

Deferred income taxes                    61,651       58,857

Shareholders' equity:
     Common stock ($.01 par;
       authorized 100,000 shares;
       issued 27,976 in fiscal 1998
       and 1997)                            280          280
     Additional paid-in capital         305,882      305,901
     Retained earnings                  142,788      145,827
     Treasury stock, at cost
      (641 shares in fiscal 1998 and
       566 shares in fiscal 1997)       (13,945)     (12,579)
                                       --------     --------
                                        435,005      439,429
                                       --------     --------
                                       $922,123     $858,545
                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 MARCH 31, 1998

                                    Additional
                            Common   Paid-In    Retained  Treasury
                             Stock   Capital    Earnings    Stock   Total
                            ------  ----------  --------  -------- --------
(In thousands)
Balances, July 1, 1996      $   229  $178,364  $ 99,814  $(30,582) $247,825
  Net income                      -         -    55,815         -    55,815
  Cash dividends paid             -         -    (9,802)        -    (9,802)
  Treasury stock, net             -        56         -   (18,753)  (18,697)
  Stock options exercised         -       203         -         -       203
  Stock issued for business
    acquired                     51   127,278         -    36,756   164,085
                            -------  --------  --------  --------  --------

Balances, June 30, 1997         280   305,901   145,827   (12,579)  439,429
  Net income                      -         -     5,175         -     5,175
  Cash dividends paid             -         -    (8,214)        -    (8,214)
     Treasury stock, net          -       (19)        -    (1,366)   (1,385)
                            -------  --------  --------  --------  --------
Balances, March 31, 1998    $   280  $305,882  $142,788  $(13,945) $435,005
                            =======  ========  ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                     MISSISSIPPI CHEMICAL CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Nine months ended March 31,
                                             1998               1997
                                           --------          ---------
                                                 (In thousands)
Cash flows from operating activities:
     Net income                            $  5,175          $  31,987
     Reconciliation of net income to
       net cash used in operating
       activities:
          Net change in operating
            assets and liabilities          (33,111)           (49,037)
          Depreciation, depletion and
            amortization                     27,388             18,666
          Deferred income taxes               2,934                 63
          Other                              (3,127)            (3,340)
                                           --------          ---------
Net cash used in operating activities          (741)            (1,661)
                                           --------          ---------
Cash flows from investing activities:
     Purchase of property, plant and
       equipment                            (73,842)           (94,086)
     Investment in Farmland MissChem
       Limited                               (3,110)           (44,136)
     Proceeds received from option            1,000              1,000
     Net change in restricted funds          (5,019)                 -
     Other                                      115                (11)
                                           --------          ---------
Net cash used in investing activities       (80,856)          (137,233)
                                           --------          ---------
Cash flows from financing activities:
     Debt proceeds                          532,692            359,739
     Debt payments                         (442,606)          (253,596)
     Cash dividends paid                     (8,214)            (7,037)
     Purchase of treasury stock              (1,483)           (10,466)
                                           --------          ---------
Net cash provided by financing
  activities                                 80,389             88,640
                                           --------          ---------
Net decrease in cash and cash
  equivalents                                (1,208)           (50,254)

Cash and cash equivalents -
  beginning of period                         8,159             60,214
                                           --------          ---------
Cash and cash equivalents -
  end of period                            $  6,951          $   9,960
                                           ========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month and the nine month periods ended March 31, 1998 and 1997, the Company's financial position at March 31, 1998 and June 30, 1997, the cash flows for the nine months ended March 31, 1998 and 1997, and the statements of shareholders' equity as of March 31, 1998. In the opinion of management, these adjustments are of a normal recurring nature which are necessary for a fair presentation of the financial position and results of operations for the interim periods. The Company has reclassified certain prior year information to conform with the current year's presentation.

     Certain notes and other information have been condensed or omitted in the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1997, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."
SFAS 128 specifies new standards for computing and disclosing earnings per share and is effective for periods ending after December 15, 1997. The Company adopted this standard during the quarter ended December 31, 1997, and has restated its earnings per share for prior periods presented.

     The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                Three months ended   Nine months ended
                                     March 31,           March 31,
                                ------------------   -----------------
                                  1998      1997       1998      1997
                                --------  --------   -------   -------
                                            (In thousands)
Weighted average common shares
  outstanding, net of treasury
  shares, for basic earnings
  per share                       27,335    27,926    27,372    23,367
Common stock equivalents for
  employee stock options              31        96        39        80
                                  ------    ------    ------    ------
Weighted average common shares
  outstanding for diluted
  earnings per share              27,366    28,022    27,411    23,447
                                  ======    ======    ======    ======

     In January 1998, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share for the three-month period ending December 31, 1997. This dividend was paid on February 13, 1998, to holders of record on February 2, 1998.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property of approximately 12,000 acres in Hardee County, Florida. On July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In January 1998, the third party exercised its option, and on April 16, 1998, the sale to the third party was completed. These properties had a carrying value of $52.9 million, and were classified on the balance sheet at March 31, 1998, and June 30, 1997, as "Properties Held for Sale." The $57.0 million purchase price of the property was paid in the form of a note. In addition to the purchase price, the Company has received $7.0 million in option payments since 1994.

     The Company has entered into a 50-50 joint venture known as Farmland MissChem Limited with Farmland Industries, Inc., to construct and operate a 2,040-short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. The project is expected to cost approximately $330 million. The portion of the project cost in excess of required equity contributions of 35% is to be financed by the joint venture on a nonrecourse project basis. The facility was beginning the start-up phase as the quarter ended, and production from the facility is expected to commence during the fourth quarter. The Company has entered into a contract to purchase one-half of the ammonia, approximately 350,000 short-tons-per-year, produced by the plant at a purchase price which approximates market price but is subject to an agreed-upon floor price. The Company intends to use its portion of the production from the new facility as a raw material for upgrading into finished fertilizer products at its existing facilities and for sales into world markets. The Company is accounting for this investment using the equity method.

     In fiscal 1996, the Company began an expansion at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650-ton-per-day nitric acid plant, a new 500-ton-per-day ammonia plant and modifications to its ammonium nitrate plant to increase production from approximately 750,000 to approximately 950,000 tons per year. This expansion, which has an estimated total cost of $130 million, is scheduled for a phased completion. The nitric acid plant was completed and placed in service during the current quarter. The Company anticipates the anhydrous ammonia and substantially all of the ammonium nitrate capacity being added by summer 1998. Total project completion is anticipated in calendar 1999.

     The Company has begun construction of a new phosphogypsum disposal facility at Pascagoula, Mississippi, that is expected to be operational by the end of fiscal 1998 at an estimated cost of $17 million. In July 1997, the Company also initiated construction of an expansion of its diammonium phosphate manufacturing facilities at Pascagoula. This project, which is expected to cost approximately $10.5 million, will increase diammonium phosphate ("DAP") production from approximately 720,000 to 900,000 tons per year and will increase product storage capacity from approximately 40,000 to 80,000 tons.
It is expected that this expansion will be fully operational by the end of fiscal 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1997.

     Consistent with the historical nature of the Company's business, the usage of fertilizer in the Company's trade territory is highly seasonal, and the Company's quarterly results reflect the fact that significantly more fertilizer is purchased in the spring. Significant portions of the Company's net sales are generated in the last four months of the Company's fiscal year (March through June). Since interim period operating results reflect the seasonal nature of the Company's business, they may not necessarily be indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year due to a number of factors, including world market conditions of supply and demand, weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

     The Company's results for the quarter ended March 31, 1998, reflect continued weak pricing for all of the Company's nitrogen products. Due to a persistent world supply/demand imbalance, the Company's average nitrogen sales price decreased 36% during the current quarter as compared to the prior year quarter. By the end of the third quarter, nitrogen demand in the Company's market area was strong and prices were exhibiting modest seasonal strength. During the current quarter, phosphate sales prices decreased 3% as compared to the prior year, while potash sales prices increased 15% during the current year as a result of strong demand in both domestic and international markets.

     During the current year quarter, sales volumes for the Company's nitrogen products increased 30% over prior year levels. Nitrogen solutions sales volumes increased 66% during the current year quarter as compared to the prior year quarter, due to the sale of tons from consignment inventories as the spring planting season began in March. In the prior year, nitrogen solutions were sold through a "fall-fill" program (a program designed to encourage customers to take product during the off season which resulted in more evenly distributed sales throughout the fiscal year). Phosphate sales volumes decreased 9% during the current year quarter primarily due to reduced product availability resulting from a scheduled maintenance turnaround during March. Potash sales volumes decreased 6% during the current year quarter due to wet weather conditions in California and the southwestern United States and the closure in early December of the mining and production facilities at Eddy Potash, Inc.

     During the current year quarter, nitrogen costs per ton declined due to lower natural gas costs and reduced prices paid for purchased ammonia. These factors were partially offset by production losses and increased costs incurred at the Donaldsonville, Louisiana, nitrogen facility due to a scheduled maintenance turnaround. During the current quarter, DAP costs per ton experienced little change. Lower raw material costs were offset by excess water treatment costs due to high rainfall levels and by lost production and increased costs due to downtime associated with a scheduled maintenance turnaround.
Potash costs were reduced during the current quarter as compared to the prior year quarter as a result of the closure in early December of the mining and production facilities at Eddy Potash, Inc.

     With world grain inventories remaining at low levels, most industry analysts expect increases in world-wide fertilizer consumption during 1998. Despite the prospect of higher fertilizer demand, the near-term nitrogen price outlook remains uncertain.

     In authorizations granted in May 1995, and March 1996, the Board of Directors authorized the purchase of up to 3,000,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of March 31, 1998, the Company had repurchased a total of 2,496,009 shares pursuant to those authorizations. The unused authorization to repurchase 503,991 shares remains available to the Company.

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

     The Company has begun an assessment of all of its computer systems, including the systems involved in the operation of its manufacturing facilities, to identify the systems that could be affected by the "Year 2000" issue. The Company expects to complete the assessment during the summer of 1998 and to have any such Year 2000 conversion projects completed on a timely basis. The cost of any such project is as yet undetermined but, based upon facts known to date, is not expected to be material to the Company. The Company has also begun assessing Year 2000 issues in relation to its customers, suppliers and creditors to determine whether Year 2000 problems of any such third parties may materially affect the Company. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business operations and financial condition.

RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                                Three months ended      Nine months ended
                                     March 31,              March 31,
                                ------------------     ------------------
                                  1998      1997         1998      1997
                                --------  --------     --------  --------
     Net Sales (in thousands):
         Nitrogen               $ 74,731  $ 90,050     $195,800  $194,606
         DAP                      26,770    30,306       90,257    96,813
         Potash                   23,603    21,777       67,079    53,996
         Other                       669       450        1,584     1,654
                                --------  --------     --------  --------
          Net Sales             $125,773  $142,583     $354,720  $347,069
                                ========  ========     ========  ========


                                Three months ended      Nine months ended
                                      March 31,              March 31,
                                -------------------    -------------------
                                  1998       1997        1998       1997
                                --------  ---------    --------  ---------
     Tons Sold (in thousands):
         Nitrogen:
             Ammonia                 155       134          466       157
             Ammonium nitrate        212       188          468       491
             Urea                    155       112          372       244
             Nitrogen solutions      152        92          266       345
             Nitric acid              17         7           39        24
                                   -----     -----      -------     -----
          Total Nitrogen             691       533        1,611     1,261

         DAP                         155       170          517       542
         Potash                      253       268          770       683


                                Three months ended      Nine months ended
                                     March 31,              March 31,
                                ------------------      ------------------
                                  1998      1997         1998       1997
                                --------   -------      -------    -------
     Average Sales Price Per Ton:
         Nitrogen                  $ 108     $ 169        $ 122     $ 154
         DAP                       $ 173     $ 179        $ 174     $ 179
         Potash                    $  93     $  81        $  87     $  79


     NET SALES. Net sales decreased 12% to $125.8 million for the quarter ended March 31, 1998, from $142.6 million for the quarter ended March 31, 1997. This decrease was primarily the result of lower nitrogen fertilizer sales prices partially offset by higher nitrogen fertilizer sales volumes. During the current year quarter, the Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 47%, 24%, 38% and 23%, respectively, which resulted in a 36% reduction in the weighted average price per ton of nitrogen. Nitrogen fertilizer sales volumes increased 30% during the current quarter due to increased sales volumes in all products. The largest volume increase occurred in nitrogen solutions which were up 66% due to the sale of tons from consignment inventories as the spring planting season began in late March. In the prior year, nitrogen solutions were sold through a "fall-fill" program which resulted in more evenly distributed sales throughout the fiscal year.

     For the nine months ended March 31, 1998, net sales increased 2% to $354.7 million from $347.1 million for the nine months ended March 31, 1997. This increase was primarily due to higher sales volumes for nitrogen and potash as well as higher sales prices for potash, which were mostly offset by lower sales prices for nitrogen. During the current year, the Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 36%, 20%, 31% and 19%, respectively. This resulted in a 21% reduction in the weighted average price per ton of nitrogen. Nitrogen fertilizer sales volumes increased 28% during the current nine month period due to increased ammonia and urea volumes that are attributable to the acquisition of the fertilizer production facilities of First Mississippi Corporation in December 1996.

     During the current year quarter, sales of DAP decreased 12% as compared to the prior year quarter due to a 9% decrease in sales volumes and a 3% decrease in sales prices. For the nine months ended March 31, 1998, DAP sales decreased 7% as compared to the prior year period due to a 5% decrease in tons sold and a 2% decrease in sales prices. The volume decreases were primarily the result of production losses associated with scheduled maintenance turnarounds during the current year. Potash sales increased 8% during the current year quarter as compared to the prior year quarter as a result of a 15% increase in sales price partially offset by a 6% decrease in sales volumes. For the nine months ended March 31, 1998, potash sales increased 24% as compared to the prior year period due to a 13% increase in sales volume and a 10% increase in sales price. The higher sales prices during the current year quarter and nine month periods, as well as the higher sales volumes for the nine month period, are the result of increased domestic and international demand during the current year. The Company's lower sales volumes during the current quarter were primarily due to the closure in early December 1997, of the Company's mining and production facilities at Eddy Potash, Inc. Sales volumes were also impacted during the current quarter by wet weather conditions in California and the Southwestern United States.

     TRADING (LOSS) MARGIN ON BROKERED PRODUCT. The Company began trading and brokering ammonia in the open market following the First Mississippi acquisition in December 1996. During the quarter ended March 31, 1998, brokered ammonia sales of $4.3 million and purchases of approximately $4.6 million resulted in a $.3 million net trading loss, compared to brokered ammonia sales and purchases of approximately $12.3 million which resulted in a $20,000 net trading margin for the quarter ended March 31, 1997. During the nine month period ended
March 31, 1998, brokered ammonia sales of $13.2 million and purchases of $13.9 million resulted in a $.7 million net trading loss, compared to brokered ammonia sales and purchases of approximately $12.3 million which resulted in a $20,000 net trading margin for the nine month period ended March 31, 1997.
The Company brokered approximately 39,000 short tons during the current quarter, compared to 108,000 short tons during the prior year quarter, and brokered approximately 100,000 short tons during the nine month period ended March 31, 1998, compared to 108,000 short tons during the nine month period ended March 31, 1997.

     COST OF PRODUCTS SOLD. Cost of products sold decreased to $104.0 million for the quarter ended March 31, 1998, from $106.4 million for the quarter ended March 31, 1997. As a percentage of net sales, cost of products sold increased to 83% from 75%, primarily due to decreases in the average sales price of each of the Company's nitrogen products. The Company incurred lower costs per ton for its nitrogen products in the current year quarter primarily through lower natural gas costs and lower prices paid for purchased ammonia. These lower costs were partially offset by higher maintenance and labor costs resulting from a scheduled turnaround at the Company's nitrogen facility in Donaldsonville, Louisiana. During the current year quarter, DAP costs per ton experienced little change. Lower raw material costs for ammonia and phosphate rock were offset by higher conversion costs because of a scheduled maintenance turnaround and higher costs for water treatment resulting from the abnormally high rainfall levels experienced during the current quarter. In addition, modifications were made in preparation for the Company's DAP production expansion. Potash cost per ton decreased 12% during the current quarter as compared to the prior year quarter. This decrease was primarily the result of the closure of the Company's higher cost mining and production facilities at Eddy Potash, Inc. in early December 1997.

     For the nine months ended March 31, 1998, cost of products sold increased to $291.4 million from $250.3 million for the nine months ended March 31, 1997. As a percentage of net sales, cost of products sold increased to 82% from 72%. This increase in cost of products sold, as a percentage of net sales, is primarily the result of decreases in the average sales price of each of the Company's nitrogen products. The Company incurred lower costs per ton for its nitrogen products in the current year primarily as a result of lower natural gas costs as well as lower prices paid for purchased ammonia partially offset by higher maintenance and labor costs due to scheduled maintenance turnarounds at the Company's nitrogen facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana. The Company also incurred higher depreciation associated with the acquisition of the First Mississippi fertilizer assets.
DAP costs per ton increased 1% during the current year, primarily the result of the Company incurring higher conversion costs due to scheduled turnarounds of its sulfuric acid plants and increased water treatment costs as a result of the abnormally high rainfall levels experienced during the current year. In addition, modifications were made in preparation for the Company's DAP production expansion. These higher costs were partially offset by lower raw material costs, primarily ammonia and phosphate rock. Phosphate rock costs decreased due to the Company's phosphate rock supply contract, which is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of the Company's phosphate operations. Potash cost per ton decreased 4% during the current year as compared to the prior year, primarily the result of the Company's closure of its mining and production facilities at Eddy Potash, Inc. in early December 1997.

     SELLING EXPENSES. Selling expenses increased to $9.1 million for the quarter ended March 31, 1998, from $7.7 million for the quarter ended March 31, 1997. This increase was primarily the result of higher delivery expense incurred during the current year due to higher sales volumes for ammonium nitrate and nitrogen solutions. For the nine months ended March 31, 1998, selling expenses increased to $20.9 million from $20.5 million for the nine months ended March 31, 1997. This increase was primarily the result of higher storage costs resulting from increased tonnage placed into the Company's outlying storage facilities as well as higher administration costs incurred as a result of the Company's acquisitions made during the prior year. These increases were partially offset by lower delivery expense during the current year due to lower sales volumes for ammonium nitrate and nitrogen solutions.
As a percentage of net sales, selling expenses increased to 7% for the quarter ended March 31, 1998, from 5% for the March 31, 1997, quarter. Selling expenses as a percentage of net sales were 6% for the nine-month periods ended March 31, 1998 and 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $8.6 million for the quarter ended March 31, 1998, from $8.4 million for the quarter ended March 31, 1997. These increases were primarily the result of idle plant costs associated with the Company's Eddy potash mine shut-down in December 1997. These increases were partially offset by decreased employee incentives related to income levels of the Company. For the nine months ended March 31, 1998, general and administrative expenses increased to $25.3 million, from $22.9 million for the nine months ended March 31, 1997.
This increase was primarily the result of increased goodwill amortization during the current year associated with the acquisition of First Mississippi in December 1996. As a percentage of net sales, general and administrative expenses increased to 7% for the quarter ended March 31, 1998, from 6% for the quarter ended March 31, 1997. General and administrative expenses, as a percentage of net sales, were 7% for the nine month periods ended March 31, 1998 and 1997.

     OPERATING INCOME. As a result of the above factors, operating income decreased to $3.7 million for the quarter ended March 31, 1998, from $20.1 million for the quarter ended March 31, 1997, an 82% decrease. For the nine months ended March 31, operating income decreased to $16.3 million in 1998 from $53.4 million in 1997, a 69% decrease.

     INTEREST, NET. For the quarter ended March 31, 1998, net interest expense increased to $3.5 million from $2.1 million for the quarter ended March 31, 1997. For the nine-month period ended March 31, 1998, net interest expense increased to $8.2 million from $1.9 million for the nine months ended March 31, 1997. These increases in net interest expense were primarily due to increased interest costs resulting from higher borrowing levels during the current year
periods.   Additionally, the Company capitalized $2.3 million and $1.1 million of its interest costs for the quarters ended March 31, 1998 and 1997, respectively, and capitalized $6.6 million and $2.4 million for the nine month periods ended March 31, 1998 and 1997, respectively.

     INCOME TAX EXPENSE. For the quarter ended March 31, 1998, income tax expense decreased to $.3 million from $7.6 million for the quarter ended March 31, 1997. For the nine-month period ended March 31, 1998, income tax expense decreased to $4.4 million from $21.3 million for the nine months ended March 31, 1997. These decreases were primarily the result of changes in earnings during the current year. For the nine months ended March 31, 1998, the Company's effective tax rate increased due to the nondeductible amortization of goodwill.

     NET INCOME. As a result of the foregoing, net income decreased to $.4 million for the quarter ended March 31, 1998, from $10.6 million for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, net income decreased to $5.2 million from $32.0 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash and cash equivalents of $7.0 million, compared to $8.2 million at June 30, 1997, a decrease of $1.2 million.

     OPERATING ACTIVITIES. For the nine months ended March 31, 1998, net cash used in operating activities was $.7 million compared to $1.7 million for the nine months ended March 31, 1997.

     INVESTING ACTIVITIES. Net cash used in investing activities was $80.9 million for the nine months ended March 31, 1998, and $137.2 million for the nine months ended March 31, 1997, primarily reflecting capital expenditures in those periods. During the current year period, capital expenditures were $73.8 million compared to $94.1 million during the prior year. The current year expenditures consisted of approximately $37.7 million related to the Company's nitrogen expansion project at its Yazoo City facility, approximately $7.0 million for the development of a new phosphogypsum disposal facility at the Pascagoula facility, and approximately $7.7 million related to the expansion of its manufacturing facilities at the Pascagoula facility. The remaining $21.4 million was for normal improvements and modifications to the Company's facilities. The current year period also included $3.1 million related to the Company's investment in Farmland MissChem Limited compared to $44.1 million during the prior year. These expenditures were partially offset by the receipt of $1.0 million in option payments relating to the Company's Florida phosphate rock properties. At March 31, 1998, the Company also had $5.0 million in restricted funds resulting from the Company's issuance of $14.5 million in industrial revenue bonds. The proceeds from these bonds are being used for the Company's development of a new phosphogypsum disposal facility at its Pascagoula, Mississippi, DAP facility.

     FINANCING ACTIVITIES. Net cash provided by financing activities was $80.4 million for the nine months ended March 31, 1998, and $88.6 million for the nine months ended March 31, 1997. During the current year, the amounts provided by financing activities included $532.7 million in debt proceeds. Debt proceeds included $200.0 million in senior notes due 2017 and $14.5 million in industrial revenue bonds. These amounts were partially offset by $442.6 million in debt payments, $8.2 million in cash dividends, and $1.5 million for the purchase of treasury stock. During the prior year, the amounts provided by financing activities included $359.7 million in debt proceeds partially offset by $253.6 million in debt payments, $10.5 million for the purchase of treasury stock and $7.0 million in cash dividends.

     On November 25, 1997, the Company issued $200.0 million of 7.25% Senior Notes, due November 15, 2017. The holders of the Senior Notes may elect to have the Notes repaid on November 15, 2007. The Notes were issued under a $300.0 million shelf registration statement filed with the Securities and Exchange Commission in November, 1997. The net proceeds from the issuance totaled $194.8 million and were used to repay a portion of the outstanding indebtedness under the Company's unsecured revolving credit facilities with Harris Trust and Savings Bank and a syndicate of other commercial banks. Also on November 25, 1997, the Company modified these unsecured revolving credit facilities to reduce the facilities from $300.0 million to $200.0 million. These modified facilities are five-year facilities which mature on November 25, 2002, and bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate. At March 31, 1998, the Company had $120.6 million outstanding under these facilities. The Company also has available a separate $5 million short-term line of credit with another financial institution.

     In August 1997, the Company issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of a new phosphogypsum disposal facility at its Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, the Company issued $14.5 million in tax-exempt industrial revenue bonds, the proceeds of which were used to redeem the August 1997 industrial revenue bonds. The bonds issued on April 1, 1998, mature on March 1, 2022, and carry a 5.80% fixed rate.

     The Company believes that existing cash, cash generated from operations, and current lines of credit will be sufficient to satisfy its financing requirements for its operations and its capital projects through fiscal 1998. The Company estimates its capital expenditure requirements for the remainder of fiscal 1998 to be approximately $25.0 million. The Company's major capital projects include production expansions at its nitrogen facility in Yazoo City and its DAP facility in Pascagoula. The Company's Pascagoula facility is also constructing a new phosphogypsum disposal facility.

     This report contains forward-looking statements which include, but are not limited to, statements regarding calendar 1998 fertilizer demand and consumption, the construction of various new and expanded facilities, the Company's ability to satisfy its fiscal 1998 financing requirements, the Company's fiscal 1998 estimated capital expenditures and Year 2000 computer problems. Readers are cautioned that actual results may differ materially from such forward-looking statements. Risks and uncertainties that could cause a material difference in such results, include, but are not limited to, the relative unpredictability of international and local economic conditions; changes in matters which affect the supply and demand of fertilizer products; weather; the volatility of the natural gas market; environmental regulation; price competition; possible delays in completing and obtaining production from new or expanded facilities; and other important factors affecting the fertilizer industry and the Company as detailed under "Outlook and Uncertainties" and elsewhere in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997, which is on file with the Securities and Exchange Commission.

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

                              MISSISSIPPI CHEMICAL CORPORATION



Date: April 22, 1998          /s/ Timothy A. Dawson
      --------------          ---------------------
                              Timothy A. Dawson
                              Vice President - Finance



Date: April 22, 1998          /s/ Rosalyn B. Glascoe
      --------------          ----------------------
                              Rosalyn B. Glascoe
                              Corporate Secretary