Form 10-K
period 1998-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1998-09-25
CIK 66895

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                          SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1998
                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                         Commission File Number 0-20411

                        MISSISSIPPI CHEMICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MISSISSIPPI                      64-0292638
-------------------------------       ----------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)        Identification Number)

   Highway 49 East, P.O. Box 388,
           Yazoo City, MS                        39194
----------------------------------------       ----------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:     (601) 746-4131
                                                        --------------
          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
-------------------------------      -----------------------------------------
 Common Stock, par value $.01                 New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At September 2, 1998, Mississippi Chemical Corporation had 26,999,785 shares of common stock, par value $0.01, outstanding. The Company estimates that the aggregate market value of the common stock on September 2, 1998 (based upon the closing price of the common stock on the New York Stock Exchange), held by nonaffiliates was approximately $345,134,735.
--------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Shareholders for fiscal year ended June 30, 1998 (Item 1 in
Part I; Items 5, 6, 7, 7A and 8 in Part II; and Item 14 in Part IV).

Proxy Statement for Annual Meeting of Shareholders to be held on November 10, 1998 (Items 10, 11, 12 and 13 in Part III).

                                     PART I

ITEM 1.  BUSINESS

  Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was incorporated in Mississippi in September 1948 as the first fertilizer cooperative in the United States (the "Cooperative"). The address of the Company's principal executive office is Owen Cooper Administration Building, Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (601) 746-4131. The Company maintains a site on the World Wide Web at www.misschem.com. The term "Company" includes Mississippi Chemical Corporation and its wholly owned subsidiaries, Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Triad Nitrogen, Inc.; Triad Fertilizer, Inc.; TNI, Inc.; Triad Barge, Inc.; TNI Barge, Inc.; MCC Investments, Inc.; NSI Land Corporation; Mississippi Chemical Management Company; and Mississippi Chemical Company, L.P. References to the Company's operations prior to July 1, 1994, refer to the Cooperative's operations.

  The principal business of the Cooperative was to provide fertilizer products to its shareholders pursuant to preferred patronage rights that gave the shareholders the right to purchase fertilizer products and receive a patronage refund on those purchases. On June 28, 1994, the shareholders of the Cooperative approved a plan of reorganization (the "Reorganization"), pursuant to which the Cooperative was merged into the Company. As a result of the Reorganization, the capital stock of the Cooperative was converted into common stock and/or cash, and the Company began to operate as a regular business corporation.

  In August 1996, the Company entered into an agreement to acquire the fertilizer businesses of First Mississippi Corporation ("First Mississippi") in an all-stock merger transaction. The transaction was completed on December 24, 1996. The First Mississippi fertilizer operations primarily included AMPRO Fertilizer, Inc. ("AMPRO"), and a 50 percent interest in Triad Chemical, both located on contiguous property at Donaldsonville, Louisiana. The Company already held the remaining 50 percent interest in Triad Chemical. Since closing of the transaction, the Company merged AMPRO into, and contributed its 50 percent interest in Triad Chemical to, First Mississippi and changed the name of First Mississippi to Triad Nitrogen, Inc. ("Triad Nitrogen").

  In August 1996, the Company, through two subsidiaries of its wholly owned subsidiary Mississippi Potash, Inc., acquired substantially all of the assets (including the right to use the corporate names) of New Mexico Potash Corporation and Eddy Potash, Inc. ("Eddy Potash"), from Trans-Resources, Inc. Since the acquisition, New Mexico Potash Corporation has been merged into Mississippi Potash, Inc. Eddy Potash, which operated as a wholly owned subsidiary of Mississippi Potash, Inc., suspended its mining and production operations on December 3, 1997. The Company is currently evaluating alternative methods of mining the Eddy Potash reserves. The original mine and refinery owned by Mississippi Potash, Inc., is now known as the "West Facility," and the former New Mexico Potash Corporation mine is known as the "East Facility."

NITROGEN

  Products

   The Company produces nitrogen products at its production facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana. The Company's principal nitrogen products include ammonia; fertilizer-grade ammonium nitrate, which is sold under the Company's trade name Amtrate(R); UAN solutions, which are sold under the Company's trade name N-Sol; urea; and nitric acid. In fiscal 1998, the Company sold approximately 2.5 million tons of nitrogen products to farmers, fertilizer dealers and distributors, and industrial users located primarily in the southern United States. Sales of nitrogen products by the Company in fiscal 1998 were $298.6 million, which represented approximately 57 percent of net sales.

   Although, to some extent, the Company's various nitrogen products are interchangeable for agricultural purposes, each has its own distinct characteristics that produce agronomic preferences among end-users. Farmers determine which nitrogen product to apply based on the crop planted, soil and weather conditions, regional farming practices, and relative prices for nitrogen products.

   AMMONIA. The basic nitrogen product is anhydrous ammonia, which is a necessary raw material for the production of the Company's other nitrogen products. Anhydrous ammonia, which is 82 percent nitrogen, is the most concentrated nitrogen product available. It is synthesized as a gas under high temperature and pressure. The raw materials used to produce anhydrous ammonia are natural gas, atmospheric nitrogen, and steam.

   In fiscal 1998, the Company produced approximately 1,543,000 tons of anhydrous ammonia at its Yazoo City and Donaldsonville facilities. The Company sold approximately 644,000 tons of anhydrous ammonia as a raw material for industrial users and 4,000 tons as a primary fertilizer for direct application to crops. The balance of the anhydrous ammonia was consumed by the Company as a raw material to manufacture its other nitrogen products.

   AMMONIUM NITRATE. The Company is the largest manufacturer and marketer of high-density ammonium nitrate fertilizer in the United States. Ammonium nitrate, which is 34 percent nitrogen, is produced by reacting anhydrous ammonia and nitric acid. Ammonium nitrate is less subject to volatilization (evaporation) losses than other nitrogen products. Due to its stable nature, ammonium nitrate is the product of choice for such uses as pastures and no-till row crops where fertilizer is spread upon the surface and is subject to volatilization losses. Although the consumption of ammonium nitrate in the United States has been stable in recent years, the use of conservation tillage, which reduces soil erosion, is increasing in the United States and should have a positive impact on ammonium nitrate demand.

   In fiscal 1998, the Company sold approximately 765,000 tons of solid ammonium nitrate fertilizer, all of which was produced at the Company's Yazoo City facility. The ammonium nitrate produced at the Company's Yazoo City facility is sold under the registered trade name Amtrate(R). Due to its superior shipping and storage characteristics, Amtrate(R) has established excellent brand name recognition and a reputation as a high-quality product.

   UAN SOLUTIONS. In fiscal 1998, the Company sold approximately 485,000 tons of UAN solutions, which it produced at its Yazoo City facility and sold under the trade name N-Sol. N-Sol is a 32 percent nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. N-Sol is used as a direct application product for cotton, corn, grains, and pastures, as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial increase in the use of UAN solutions as a part of the overall growth in the agricultural consumption of nitrogen products in the United States.

   UREA. In fiscal 1998, the Company sold approximately 366,000 tons of prilled urea and approximately 149,000 tons of urea melt, which it produced at its Donaldsonville facility. Urea is synthesized by the reaction of ammonia and carbon dioxide and then solidified in prill form. At

46 percent nitrogen by weight, urea is the most concentrated form of dry nitrogen. Because urea undergoes a complex series of changes within the soil before the nitrogen it contains is ultimately converted into a form that can be used by plants, it is considered a long-lasting form of nitrogen. As a fertilizer product, urea is acceptable as both a direct-application material and as an ingredient in fertilizer blends. Urea consumption has increased modestly in recent years. Most of the Company's prilled urea that is sold to the agricultural market is broadcast on rice and winter wheat crops in Arkansas, Louisiana, Mississippi, Oklahoma, and Texas. Approximately 44 percent of the Company's prilled urea sales are to industrial users and manufacturers of animal feeds. Under a long-term contract with Melamine Chemicals, Inc. ("Melamine"), that became effective on July 1, 1997, and replaced a previous long-term commitment with Melamine, the Company is obligated to sell up to 210,000 tons per year of urea melt at a market-related price to Melamine's facility located adjacent to the Triad Nitrogen facility. Melamine's urea melt requirements, coupled with the Donaldsonville facility's ability to only prill 460,000 tons on an annual basis, determine the Company's annual production figures for prilled urea and urea melt.

  NITRIC ACID. In fiscal 1998, the Company sold 57,000 tons of nitric acid produced at its Yazoo City facility to industrial users and used the balance of nitric acid produced in fiscal 1998 as a raw material for the production of Amtrate(R). The Yazoo City facility produces more nitric acid than any other U.S. facility. Nitric acid is used to produce end products such as nylon fibers, polyurethane foams, rubber chemicals and specialty fibers. Because of the addition of a new 650-ton-per-day nitric acid plant at the Yazoo City facility, completed in March 1998, the Company expects to sell a greater amount of nitric acid in fiscal 1999.

  PRODUCTION AND PROPERTIES

   YAZOO CITY, MISSISSIPPI. The Yazoo City facility is a closely integrated, multiplant production complex located on approximately 1,180 acres. The complex includes two anhydrous ammonia plants, five nitric acid plants, an ammonium nitrate plant, two urea plants, and a UAN solutions plant. One of the nitric acid plants and the second ammonia plant were added through an ongoing expansion project which is estimated to cost approximately $130 million. The 650-ton-per-day nitric acid plant became operational in March 1998, while the 500-ton-per-day ammonia plant is scheduled to be operational in October 1998. The addition of the new nitric acid plant has increased the Company's annual nitric acid production capacity to approximately 1,025,000 tons and its annual ammonium nitrate production capacity to approximately 900,000 tons. The Company is also planning to make certain modifications to the ammonium nitrate plant, which are estimated to be completed by the end of fiscal 2000, and are expected to add an additional 50,000 tons of capacity. The addition of the new ammonia plant will increase the annual ammonia production capacity of the Yazoo City facility to 710,000 tons, while the Company's annual UAN solution production capacity will remain at 550,000 tons.

   The Yazoo City facility includes a 20.5 megawatt cogeneration facility that produces significant savings by the sequential generation of electricity and steam. The Yazoo City plant has direct access to water, rail, and truck transportation and is strategically located for the purchase of competitively priced natural gas. See "Raw Materials--Natural Gas."

   DONALDSONVILLE, LOUISIANA. The Triad Nitrogen facility is a closely integrated, multiplant nitrogen complex located on approximately 740 acres fronting the Mississippi River at Donaldsonville, Louisiana, which produces anhydrous ammonia and urea. The facility includes two anhydrous ammonia plants with a combined annual production capacity of 1,080,000 tons and a urea plant with an annual production capacity of approximately 560,000 tons.

   The Triad Nitrogen facility has ready access to rail, truck, and ammonia pipeline transportation. The plant also is equipped with a deep-water port facility on the Mississippi River, allowing access to economical oceangoing vessel and barge transportation for its urea and ammonia products. The facility is well-positioned for the purchase of competitively priced natural gas. See "Raw Materials--Natural Gas."

   TRINIDAD. In December 1994, the Company entered into a 50-50 joint venture with Farmland Industries, Inc., known as Farmland MissChem Limited ("Farmland MissChem") to construct and operate a 2,040-short-ton-per-day ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. Construction of the facility is complete, and the ammonia plant began producing commercial quantities in July 1998. The Company is obligated by contract to purchase one-half of the ammonia (approximately 350,000 tons per year) produced by the plant at a purchase price that approximates market price, but is subject to an agreed-upon floor price. The Company is currently using its portion of the production from the new facility as a raw material for upgrading into finished fertilizer products at its existing facilities and to meet its contractual commitments to certain industrial customers.

  OTHER. The Company also owns 11 ammonia barges and a 50 percent interest in an ammonia storage terminal in Pasadena, Texas.

  MARKETING AND DISTRIBUTION

   The Company sells its nitrogen products to farmers, dealers, and distributors, as well as industrial users, located primarily in the southern region of the United States where its facilities are located. Although the Company has traditionally sold the great majority of its nitrogen products through the agricultural fertilizer distribution chain, an increasing amount of nitrogen product is being sold to industrial users in order to reduce the Company's exposure to the seasonal nature of the agricultural fertilizer markets.

   In the fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers. Larger customers (distributors and large multilocation dealers) arrange for distribution, storage, and financing of nitrogen products. The majority of the Company's sales are made to distributors and large dealers in the Company's primary trade area. The ten states that make up the Company's primary trade area are Mississippi, Texas, Alabama, Louisiana, Tennessee, Georgia, Kentucky, Arkansas, Missouri and Florida.

   The Company maintains a field sales force strategically located throughout the southern United States. The sales force attempts to maintain close communications with the customer base and plays an important role in the marketing and distribution of the Company's products. Through regular, personal contact with its customers, the Company believes it is able to ascertain local demand for fertilizer products and supply the customer's fertilizer requirements in the most cost-effective manner. The Company's sales force is also able to identify specific customer service needs that the Company can meet. Customer service and support helps differentiate the Company's products and enhance its position as a preferred supplier.

   The Company transports its nitrogen products by barge, rail, pipeline, truck and oceangoing vessels. The Company's distribution network includes the recently purchased 11 ammonia barges, numerous trucks and a pipeline that pumps UAN solution from its Yazoo City plant to its Yazoo River port facility, along with owned or leased warehouses and terminals that are strategically placed in high-consumption areas. The Company's distribution network has been recently strengthened through the establishment with Farmland Industries, Inc., of a 50-50 joint venture, FMCL Limited Liability Company ("FMCL"), to arrange for the transportation of ammonia from the Farmland MissChem Trinidad facility to the United States and other world markets. FMCL has executed two long-term time charter agreements for oceangoing vessels with a European shipowner. Both agreements establish a fixed charter rate for the vessels during the entire time that the agreements are in effect. The Company believes that the time charter agreements provide a hedge against unfavorable fluctuations in shipping rates and will be a cost-effective method of transporting its Trinidad product.

PHOSPHATE

  PRODUCTS

   The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 1998, the Company sold approximately 726,000 tons of DAP. Sales of DAP by the Company in fiscal 1998 were $127.7 million, which represented approximately 25 percent of net sales.

   DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18 percent nitrogen and 46 percent phosphate (P205) by weight. DAP is an important fertilizer product both for direct application and for use in blended fertilizers applied to all major types of row crops.

  PRODUCTION AND PROPERTIES

   The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 1,500 acres. The Pascagoula facility is a closely integrated, multiplant phosphatic fertilizer complex where the primary facilities are a phosphoric acid plant, two sulfuric acid plants, and a DAP granulation plant. The plant has storage facilities for finished product (80,000 tons), as well as for the primary raw materials, phosphate rock (100,000 tons), sulfur (10,000 tons), and ammonia (25,000 tons). All of the phosphate rock used by the Company is purchased pursuant to a single supply contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco. See "Raw Materials--Phosphate Rock."

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

   Construction of a new phosphogypsum disposal facility at Pascagoula was substantially completed on June 30, 1998 at an estimated cost of $18 million. In April 1998, an expansion of the Company's diammonium phosphate manufacturing facilities at Pascagoula was completed at an estimated cost of $13 million. This project increased annual production capacity from approximately 720,000 to approximately 900,000 tons per year and increased DAP storage capacity from approximately 40,000 to 80,000 tons.

  MARKETING AND DISTRIBUTION

   On September 30, 1997, the Company terminated its exclusive DAP marketing arrangement with Atlantic Fertilizer & Chemical Corporation ("Atlantic") and became a member of the Phosphate

Chemicals Export Association, Inc., a Webb-Pomerene corporation known as PhosChem, effective October 1, 1997. Since October 1, 1997, all of the Company's export sales of DAP have been made through PhosChem, and all domestic sales of DAP have been made through the Company's sales staff.

   In fiscal 1998, approximately 70 percent of the Company's DAP was sold into international markets through Atlantic and PhosChem. The largest export markets in fiscal 1998 were China, India and countries in Central and South America. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

POTASH

  Products

   The Company produces potash at two mines and related facilities near Carlsbad, New Mexico. In fiscal 1998, the Company sold approximately 1,022,000 tons of potash, primarily in granular form. These sales were predominately to customers located west of the Mississippi River. Sales of potash products by the Company in fiscal 1998 were $91.7 million, which represented approximately 18 percent of net sales.

   The Company's potash is mined from subterranean salt deposits containing a mixture of potassium chloride and sodium chloride. The Carlsbad, New Mexico, potash deposits are located from 800 to 1,200 feet below the surface. Potash is produced in a refining process by which the potassium chloride is separated from the sodium chloride.

   The three principal grades of potash fertilizer are granular, coarse, and standard, with granular being the largest particle size. Potash is an important fertilizer product for both direct application and for use in blended fertilizers applied to all types of crops. Granular potash is used as a direct-application fertilizer and, among the various grades, is particularly well suited for use in fertilizer blends. In addition, the Company produces several grades of potash that are purchased as a raw material by industrial users.

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

   The West Facility produced approximately 440,000 tons of red granular potash in fiscal 1998. In April 1998, the Company announced its plans for an expansion project that will increase the West Facility's annual red granular production capacity from approximately 445,000 tons to approximately 545,000 tons, as well as increase potash storage capacities by 30,000 tons. The Company estimates total cost of the expansion to be $8.2 million and expects the project to be completed by the end of fiscal 1999.

   The East Facility, located near Carlsbad, New Mexico, produced approximately 467,000 tons of white potash in fiscal 1998 that was ultimately sold in standard, coarse and granular forms to both agricultural and industrial users.

  On December 3, 1997, the Company suspended the plant operations of Eddy Potash due to the fact that the depletion of the higher-grade ore zone rendered the continued operation of conventional mining methods at Eddy Potash uneconomical. The Company continues to evaluate alternative mining methods for the Eddy Potash reserves.

  Upon completion of the West Facility expansion project, the Company will have in excess of 1.1 million tons of combined potash capacity annually from its two operating mines. At current production rates, the Company's combined reserves at the East and West Facilities have a remaining life of several decades.

  The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 138,000 acres. The estimates of potash ore reserves are calculated using the latest bore hole data and sophisticated modeling programs. According to the latest model completed in August 1998, the Company's total reserves are estimated to be 600 million tons with an average grade of 15.33% K2O. The recoverable reserves are estimated to be 538 million tons at a grade of 15.07% K2O. This reserve base is estimated to be equivalent to approximately 105 million tons of muriate of potash. Eddy Potash's reserves are excluded since these estimates include only the reserves which can be economically recovered by conventional mining techniques.

  MARKETING AND DISTRIBUTION

   The majority of the Company's agricultural potash sales are in domestic markets in the states west of the Mississippi River where it and other Carlsbad potash producers enjoy freight cost advantages over Canadian and overseas potash producers. Consistent with the Company's strategy to maximize "net backs" (sales less distribution and delivery expense) and increase profit margins, domestic sales are targeted for locations along the freight route of the Burlington Northern Santa Fe Railroad. Domestic potash marketing is coordinated from a sales office located in Dallas, Texas, with a field sales force located in Texas, Louisiana, Arkansas, Mississippi and California. Approximately 22 percent of the Company's fiscal 1998 potash sales were to international markets. The Company's export sales are made through Potash Corporation of Saskatchewan Sales Limited. The majority of fiscal 1998 export sales were to Latin America, Mexico, and Brazil. Potash for export is transported by rail to terminal facilities on the Texas Gulf Coast, where it is loaded onto ocean-going vessels for shipment.

RAW MATERIALS

  Natural Gas

   Natural gas is the primary raw material used by the Company in the manufacture of nitrogen products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia that is then upgraded into other nitrogen products. During fiscal 1998, the cost of natural gas represented approximately 75 percent of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic success of the Company's nitrogen business depends upon the availability of competitively priced natural gas.

   In today's natural gas market, the Company's total delivered natural gas cost generally consists of two components--the market price of the natural gas in the producing area at the point of delivery into a pipeline and the fee charged by the pipeline for transporting the natural gas to the Company's plants. The cost of the transportation component can vary substantially depending on whether or not the pipeline has to compete for the business. Therefore, it is extremely important to the Company's competitiveness that it have access to multiple natural gas sources and transportation services. In addition to the impact on transmission costs, access alternatives enable the Company to benefit from natural gas price differences that may exist from time to time in the various natural gas-producing areas. In recent years, the Company has improved the natural gas-purchasing logistics of its nitrogen facilities.

   The natural gas requirements of the Yazoo City facility will increase from approximately 57,000 Mcf per day to approximately 72,000 Mcf per day upon the start-up of the new ammonia plant. Since 1996, the Company has received the majority of its natural gas requirements for the Yazoo City facility from Sonat Marketing Company ("Sonat"), an affiliate of Southern Natural Gas Company ("Southern"). In order to secure the incremental gas requirements created by the addition of the new ammonia plant, the Company renegotiated its agreement with Sonat. The new agreement with Sonat, which became effective on May 15, 1998, allows for the firm delivery of gas, at market-related prices, through the Yazoo City facility's direct connections to the interstate pipeline systems operated by Southern and Texas Eastern Transmission Corporation ("TETCO"). The TETCO connection was completed in November 1997, and Sonat began to flow gas through the connection in April 1998. Pursue Energy Corporation ("Pursue") continues to be another major natural gas supplier of the Yazoo City facility from its reserves located in Rankin County, Mississippi. In addition, the Company's 60-mile, 12-inch-diameter natural gas pipeline provides the plant with direct access to the Pursue reserves, along with low-cost transportation of the Pursue gas; direct access to an additional interstate pipeline; and direct access to a large intrastate gathering and transmission system in southern Mississippi. As a result of this access to multiple sources, the Company benefits from competition for the transportation and supply of natural gas.

   Natural gas requirements for the Triad Nitrogen facility are approximately 107,000 Mcf per day. The Triad Nitrogen facility is located in one of the primary gas-producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from intense competition among the many suppliers that have transport capabilities on the
intrastate lines.   The majority of current natural gas requirements are being supplied under fixed-term contracts with Louisiana Gas Marketing Company, a subsidiary of Enron Corp.; Amoco Energy Trading Corporation; Noble Gas Marketing, Inc.; NorAm Energy Services, Inc.; and Coral Energy Resources, L.P. These contracts provide for market sensitive pricing and firm delivery supply commitments. The remaining requirements continue to be supplied via spot market 30-day purchases.

   As a result of favorable access to natural gas supplies at the Yazoo City and Triad Nitrogen facilities, the Company believes that the loss of any particular supplier would not have a material impact on plant operations at either location. There have been no significant supply interruptions at either location.

   Relative to fiscal 1997 levels, the Company's delivered cost of natural gas decreased approximately 1.5 percent. Although long-term natural gas supplies appear adequate to meet projected demand, gas prices can be influenced significantly by short-term fundamentals such as weather, storage levels, gas transportation interruptions, and competing fuel prices. The Company uses natural gas futures contracts to hedge against the risk of market fluctuations in the cost of natural gas.

  PHOSPHATE ROCK

   Phosphate rock is one of the primary raw materials used in the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock after its recent production expansion are approximately 1.5 million tons per year. On
September 15, 1991, the Company entered into a ten-year contract with OCP to supply all of the phosphate rock requirements of the Pascagoula facility. The term of this contract has been extended to June 30, 2016. OCP, the national phosphate company of Morocco, is the world's largest producer and exporter of phosphate rock and upgraded phosphates as a company. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the operating performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be good.

  SULFUR

   Sulfur is used in the manufacture of sulfuric acid at the Pascagoula plant. Sulfur is in adequate supply and is available on the open market in quantities sufficient to satisfy the Company's current requirements, which have increased to approximately 330,000 tons per year as a result of the Pascagoula plant expansion. The location of the Company's plant at Pascagoula, Mississippi, near major oil and gas fields that supply substantial amounts of sulfur, provides the Company with a strategic advantage in the purchase of sulfur over its Florida competitors.

  AMMONIA

   Ammonia is a necessary raw material for production of the Company's other nitrogen products and DAP. The Company supplied the great majority of its ammonia requirements in fiscal 1998. Third-party ammonia purchases by the Company in fiscal 1998 were only 118,000 tons. It is anticipated that the Company's third-party ammonia purchases in fiscal 1999 will be even less due to the addition of the Trinidad plant and the new ammonia plant at the Yazoo City facility.

COMPETITION

  Since fertilizers are global commodities available from numerous sources, fertilizer suppliers compete primarily on the basis of delivered price. Other competitive factors include product quality, customer service, and availability of product. In each product category, the Company competes with a broad range of domestic producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent fertilizer companies. Many of the Company's domestic competitors have larger financial resources and sales than the Company. The Company also competes with foreign producers. Foreign competitors are often owned or subsidized by their governments and, as a result, may have cost advantages over domestic companies. Additionally, foreign competitors are frequently motivated by nonmarket factors such as the need for hard currency.

  The Company produces and sells its nitrogen products primarily in the southern United States. However, dealers and distributors located in this region re-market a substantial quantity of these nitrogen products to end-users outside of the southern United States. Because competition is based largely on the delivered price, maintaining low production costs is critical to competitiveness. Natural gas comprises the vast majority of the raw materials cost of its nitrogen products. Competitive natural gas purchasing is essential to maintaining the Company's low-cost position. Equally important is efficient use of this gas because of the energy-intensive nature of the nitrogen business. Therefore, cost-competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low-cost competitive position. In the highly fragmented nitrogen market, product quality and customer service also can be sources of product differentiation.

  The Company sells over two-thirds of its DAP in international markets. The U.S. phosphate industry has become more concentrated as a result of recent consolidations and joint ventures, and the Company is smaller than most of its competitors in terms of resources and sales. Most of the Company's principal competitors have captive sources of some or all of the raw materials, and this may provide them with cost advantages. The Company's long-term phosphate rock contract with its flexible pricing mechanism is a key element to the Company's ability to compete.

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

RESEARCH AND DEVELOPMENT

  The Company has a research and development staff of 13 full-time professional employees whose activities relate primarily to the improvement of existing products. The expenditures on research activities sponsored by the Company during fiscal 1998, 1997 and 1996 were approximately $1.6 million, $1.3 million and $1.2 million, respectively.

EMPLOYEES

  As of June 30, 1998, the Company employed approximately 1,600 persons throughout all of its locations. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

  The Company's operations are subject to federal, state, and local laws and regulations pertaining to the environment, among which are the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Emergency Response Compensation and Liability Act, the Toxic Substances Control Act, and various other federal and state statutes. The Company's facilities require operating permits that are subject to review by governmental agencies. The Company believes that its policies and procedures now in effect are generally in compliance with applicable laws and with the permits relating to the facilities.

  Since 1967, the Company has spent in excess of $60 million on its fertilizer production facilities in order to meet applicable federal and state pollution standards. The majority of the Company's environmental capital expenditures have been in response to the requirements of the Clean Air Act and the Clean Water Act. Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 1998 -- $8,800,000; 1997--$8,400,000; and 1996--$920,000.

  Environmental capital expenditures are expected to be approximately $1.0 million for fiscal 1999. These funds relate to environmental aspects of the production expansion project at the Carlsbad facilities and a groundwater monitoring project at the Pascagoula facility.

  The Company is currently accruing costs for the future closure of the west gypsum disposal facility located at Pascagoula, Mississippi. The balance of the accrual at June 30, 1998, of $9.3 million relates to the portion of the disposal facility utilized to date. In future years, the Company expects to record additional charges of approximately $2.0 million related to the future closure of the facility. These charges will be recorded over the estimated remaining life of the west storage facility. The accrual of closure costs for the new east facility will begin when it is placed in service.

  In the normal course of its business, the Company is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries. Environmental expenditures have been and will continue to be significant. It is impossible to predict or quantify the impact of future environmental laws and regulations.

OUTLOOK AND UNCERTAINTIES

  Except for the historical statements and discussions, statements set forth in this report may constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," the negatives thereof or other comparable terminology. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond the Company's ability to control, actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to:

  Factors Affecting Fertilizer Demand and Prices. With virtually all of its nitrogen net sales and approximately 79 percent of its total net sales in fiscal 1998 derived from domestic markets, the Company's operating results are highly dependent upon conditions in the U.S. agricultural industry. A variety of factors beyond the Company's control can materially affect domestic fertilizer demand and pricing. These factors include, but are not limited to futures prices for crops that require significant fertilizer application, U.S. planted acreage, government agricultural policies, projected grain stocks, crop failure, weather, changing or unpredictable crop choices by farmers and changes in agricultural production methods. Since fertilizers, particularly anhydrous ammonia, are also used for industrial applications, industrial markets and the general economy can also affect fertilizer demand and prices.

  International market conditions also significantly influence the Company's operating results. The market for fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing or exporting fertilizers; foreign agricultural policies; the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets; changes in the hard currency demands of certain countries; and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment. The Company is also subject to general risks of doing business abroad, including risks associated with economic or political instability.

  In the past, fertilizer prices have been extremely volatile, with significant price changes from one growing season to the next. Fertilizers are global commodities and can be subject to intense price competition from domestic and foreign sources. No assurance can be given that average realized prices paid for the Company's fertilizer products will be at any level.

  Seasonality. The usage of fertilizer for agricultural application is highly seasonal, and the Company's quarterly results reflect the fact that, in its markets, significantly more fertilizer is purchased in the spring. Substantial portions of the Company's net sales and operating income are generated in the last four months of its fiscal years (March through June). Quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. The Company incurs appreciable expenditures for fixed costs throughout the year and for inventory in advance of the spring planting season.

  Dependence on Natural Gas. Natural gas is the primary raw material used in the manufacture of nitrogen products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is then used in the production of all other nitrogen products. Anhydrous ammonia is also a raw material in the production of DAP. Accordingly, the Company's profitability is dependent upon the price and availability of natural gas. A significant increase in the price of natural gas that is not recovered through an increase in the price of the Company's nitrogen products, or an extended interruption in the supply of natural gas to its production facilities, could have a material adverse effect on its results of operations and financial condition.

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

  Competition. Fertilizer products are global commodities and customers base their purchasing decisions principally on the delivered price of the product.
As a result, markets for the Company's products are highly competitive. A number of U.S. producers compete with the Company in domestic and export markets, and producers in other countries, including state-owned and government-subsidized entities, compete with the Company in the United States and in foreign markets to which the Company exports. Many of the Company's competitors are larger and have greater financial resources than the Company.

  Year 2000 Issues. The Company has formed a Year 2000 Committee (the "Committee") that is responsible for addressing all Year 2000 issues that could affect the Company. The Year 2000 discussion in Management's Discussion and Analysis section of its 1998 Annual Report to Shareholders, which is incorporated herein by reference, details the Committee's efforts to date on Year 2000 issues. As of September 1, 1998, the Company has spent approximately $100,000 addressing both its information technology ("IT") and non-IT systems. Although no one can accurately predict how many Year 2000 related failures will occur or the severity, duration or financial consequences of such failures, it is possible that the Company could sustain what is expected to be nonmaterial operational inconveniences and inefficiencies and be involved in nonmaterial business disputes related to the Company or one of its vendor's or customer's inability to carry out certain contractual obligations. The Committee is working with an outside consultant to oversee its efforts on Year 2000 issues and assist in developing a contingency plan by the end of calendar 1998 to be implemented if its efforts to identify and correct Year 2000 problems are not successful.

ITEM 2.  PROPERTIES

  The Company owns an administration building in Yazoo City that contains approximately 65,000 square feet of office space.

  The Company owns the production plants in Yazoo City and Pascagoula, Mississippi; Donaldsonville, Louisiana; and Carlsbad, New Mexico, which are complete with necessary support facilities, such as roads, railroad tracks, storage, offices, laboratories, warehouses, machine shops, and loading facilities. Adequate supplies of water and electric power are available at all locations. In addition to the fertilizer storage facilities at Yazoo City and Pascagoula, Mississippi; Carlsbad, New Mexico; and Donaldsonville, Louisiana, the Company also owns or leases 23 major fertilizer storage and distribution facilities at other locations in Alabama, Arkansas, California, Georgia, Louisiana, Mississippi, Missouri, Tennessee, and Texas, with a total system-wide storage capacity of approximately 267,000 tons.

  During 1990, the Company entered into an agreement granting a third party the exclusive option, for a period of four years, to purchase the Company's undeveloped phosphate rock property, consisting of approximately 12,000 acres, in Hardee County, Florida. As of July 12, 1994, the Company and the option holder entered into new agreements with respect to this property whereby the Company conveyed a portion of the property to the third party and granted to the third party the exclusive option to purchase the remaining portion of the property. In January 1998, the third party exercised its option, and on April 16, 1998, the sale to the third party was consummated with the $57.0 million purchase price being paid in the form of an initial cash payment of $2.4 million and a note for $54.6 million. The note was paid in full by the third party and canceled on August 19, 1998.

ITEM 3.  LEGAL PROCEEDINGS

  Cleve Reber CERCLA Site. Triad Nitrogen has received and responded to letters issued by the U.S. Environmental Protection Agency ("EPA") under Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relative to the possible disposition of Triad waste at the disposal site identified as the Cleve Reber site in Ascension Parish, Louisiana. It is Triad's position that, based upon available information and records, Triad did not utilize the Cleve Reber site for the disposition of hazardous material, and it does not appear that Triad has any responsibility for investigation and cleanup on this site. It should be noted that the EPA is contemplating an action under the Resource Conservation and Recovery Act, Section 7003, as well as the CERCLA action mentioned above. The EPA has issued Section 106 orders against the major contributors at the site for cleanup. They are now engaged in negotiations for cleanup. In 1994, Triad received a supplemental 104(e) request for information from the EPA, indicating the EPA's renewed interest in pursuing Potential Responsible Persons at the site. Triad filed a Freedom of Information Act request to investigate allegations that some plant trash from Triad may have been disposed of at the Cleve Reber site.

  Terra International, Inc. On August 31, 1995, the Company filed suit in federal court in Mississippi against Terra International, Inc. ("Terra"), seeking a declaratory judgment and other relief, establishing that certain technology relating to the design of an ammonium nitrate neutralizer which the Company licensed to Terra is not defective and was not the cause of an explosion which occurred in 1994 at Terra's Port Neal, Iowa, fertilizer facility. The Company is also seeking damages for defamation based on Terra's public statement related to the Company's alleged role in the explosion. Also, on August 31, 1995, Terra filed suit in federal court in Iowa against the Company seeking to recover property damage, lost profits and other out-of-pocket expenses caused by the explosion. Terra alleges that the ammonium nitrate neutralizer technology licensed to Terra was defectively designed by the Company and that the design defect caused the

Port Neal explosion. It has been conclusively determined that the Mississippi federal district court is the proper venue to resolve all issues between the parties relating to the Port Neal explosion. Discovery has commenced and a trial date of August 1999 has been set by the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this item is set forth in the Company's 1998 Annual Report to Shareholders under the caption "Quarterly Results," contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this item is set forth in the Company's 1998 Annual Report to Shareholders under the caption "Financial Highlights," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth in the Company's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 7A.  MARKET RISK

  The information required by this item is set forth in the Company's 1998 Annual Report to Shareholders under the caption "Market Risk," which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 22, 1998, appearing in the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) The information required by this item regarding directors is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Nominees for Election to Serve Until 2001," "Directors Continuing to Serve Until 2000," and "Directors Continuing to Serve Until 1999," which information is incorporated herein by reference.

  (b) Executive officers are elected for a one-year term by the Board of Directors. The Company's executive officers are as follows:

                                            OFFICE AND EMPLOYMENT DURING THE
NAME OF OFFICER    AGE                           LAST FIVE FISCAL YEARS
----------------   ---   ---------------------------------------------------------------------

Charles O. Dunn    50    President and Chief Executive Officer since April 1, 1993; Executive
                         Vice President (1988-1993)
C. E. McCraw       50    Senior Vice President-Operations since July 12, 1994; Senior Vice
                         President-Fertilizer Group (1991-1994)
Robert E. Jones    50    Senior Vice President-Corporate Development effective October 1, 1997;
                         Senior Vice President and General Counsel (1996-1997); Vice President
                         and General Counsel (1989-1996)
David W. Arnold    61    Senior Vice President-Technical Group since July 1, 1991
Timothy A. Dawson  44    Vice President-Finance and Chief Financial Officer since January 18,
                         1996; Director of Finance (1987-1996)
John J. Duffy      64    Vice President-Marketing and Distribution since November 1, 1996; Vice
                         President-Marketing (1995-1996); Vice President-Sales and Marketing
                         (1994-1995); Director of Sales and Marketing (1991-1994)
Ethel Truly        48    Vice President-Administration since January 18, 1996; Director of
                         Administrative Services (1995-1996); Assistant General Counsel
                         (1985-1995)
Larry W. Holley    50    Vice President-Nitrogen Production since July 17, 1997; Director of
                         Nitrogen Production (1997); Director of Energy (1991-1997)
William L. Smith   48    General Counsel since October 1, 1997; partner in the law firm of
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

  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Compensation Committee Report on Executive Compensation" and "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Board of Directors and Committees," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS AND SCHEDULES

     The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 22, 1998, appearing in the 1998 Annual Report to Shareholders, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated by reference in Items 5, 6, 7, 7A and 8, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K. The following financial statement schedule also should be read in conjunction with the financial statements in such 1998 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50 percent or less owned persons accounted for by the equity method that are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

     (i)  Financial Statements:

         Report of Independent Public Accountants

         Consolidated Balance Sheets, June 30, 1998 and 1997

         Consolidated Statements of Income, Years Ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity, Years Ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows, Years Ended June 30, 1998, 1997 and 1996

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

     3.2 Bylaws of the Company; filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.

     4.1 Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.

     4.2 Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, for the issuance of up to $300 million of debt securities; filed as Exhibit 4(a) to the Company's Current Report on Form 8-K filed November 25, 1997, SEC File No. 001-12217, and incorporated herein by reference.

     4.3 Indenture of Trust dated as of March 1, 1998, between Mississippi Business Finance Corporation and Deposit Guaranty National Bank, for the issuance of bonds in the aggregate principal amount of $14.5 million to assist the Company in financing and refinancing the cost of construction and equipping of solid waste disposal facilities at its Pascagoula, Mississippi, facility.

     10.1 Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 2-7803, and incorporated herein by reference.

     10.2 Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference /1/


     10.3 Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference. /2/

     10.4 Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference. /3/


     10.5 Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.

     10.6 Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit.

     10.7 Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as
               Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 2-7803, and incorporated herein by reference.

     10.8 Mississippi Chemical Corporation Officer and Key Employee Incentive Plan.

-------------------
        /1/ Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1, and an application for confidential treatment has been filed separately with the Commission.

        /2/ Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from
Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.

        /3/ Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.

     10.9      Mississippi Chemical Corporation Executive Deferred Compensation
               Plan.

     10.10 Mississippi Chemical Corporation Nonemployee Directors' Deferred Compensation Plan.

     10.11 Mississippi Chemical Corporation Supplemental Benefit Plan, as amended and restated as of July 1, 1996.

     10.12 Mississippi Chemical Corporation 1994 Stock Incentive Plan; filed as Exhibit 4.2 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

     10.13 Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

     10.14 Mississippi Chemical Corporation 1995 Restricted Stock Purchase Plan for Nonemployee Directors; filed as Exhibit 4.4 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

     13.1 Portions of the Company's 1998 Annual Report to Shareholders as referenced in this Form 10-K for the fiscal year ending June 30, 1998.

     21        List of subsidiaries of the Company.

     23        Consent of Arthur Andersen LLP.

     27        Financial Data Schedule.

  (c)  REPORTS ON FORM 8-K:

     No reports were filed on Form 8-K during the three months ended June 30, 1998.

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

                         MISSISSIPPI CHEMICAL CORPORATION

                         By:  /s/ Charles O. Dunn
                              -------------------
                              Charles O. Dunn
                              President
                              Principal Executive Officer

                         By:  /s/ Timothy A. Dawson
                              ---------------------
                              Timothy A. Dawson
                              Vice President-Finance
                              Principal Financial Officer and Chief Accounting Officer
Date:  September 25, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                                         DATE

/s/ Charles O. Dunn                    Director,                                     September 25, 1998
------------------------------------   President and Chief Executive Officer
Charles O. Dunn                        (principal executive officer)


/s/ Coley L. Bailey                    Director, Chairman of the Board               September 25, 1998
------------------------------------
Coley L. Bailey

/s/ John Sharp Howie                   Director, Vice Chairman of the Board          September 25, 1998
------------------------------------
John Sharp Howie

/s/ John W. Anderson                   Director                                      September 25, 1998
------------------------------------
John W. Anderson

/s/ Haley Barbour                      Director                                      September 25, 1998
------------------------------------
Haley Barbour

/s/ Frank R. Burnside, Jr.             Director                                      September 25, 1998
------------------------------------
Frank R. Burnside, Jr.

/s/ Robert P. Dixon                    Director                                      September 25, 1998
------------------------------------
Robert P. Dixon

/s/ W. R. Dyess                        Director                                      September 25, 1998
------------------------------------
W. R. Dyess

/s/ Woods E. Eastland                  Director                                      September 25, 1998
------------------------------------
Woods E. Eastland

/s/ George D. Penick, Jr.              Director                                      September 25, 1998
------------------------------------
George D. Penick, Jr.

/s/ W. A. Percy II                     Director                                      September 25, 1998
------------------------------------
W. A. Percy II

/s/ David M. Ratcliffe                 Director                                      September 25, 1998
------------------------------------
David M. Ratcliffe

/s/ Wayne Thames                       Director                                      September 25, 1998
------------------------------------
Wayne Thames

                        MISSISSIPPI CHEMICAL CORPORATION

                                 EXHIBIT INDEX
                                       TO
                                   FORM 10-K

EXHIBIT                                                                                           PAGE
NUMBER                                         DESCRIPTION                                       NUMBER
-------        ---------------------------------------------------------------------------       -------
 2.1           Asset Purchase Agreement, dated as of May 21, 1996, by and among the
               Company, Mississippi Acquisition I, Inc., Mississippi Acquisition II, Inc.,
               Eddy Potash, Inc., and New Mexico Potash Corporation; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 3, 1996, SEC
               File No. 0-20411, and incorporated herein by reference.
 2.2           Agreement and Plan of Merger and Reorganization, dated as of August 27,
               1996, by and among the Company, MISS SUB, INC., and First Mississippi
               Corporation; filed as Exhibit 2.2 to the Company's Annual Report on Form
               10-K for the fiscal year ended June 30, 1996, SEC File No. 0-20411, and incorporated herein by reference.
 3.1           Articles of Incorporation of the Company; filed as Exhibit 3.1 to the
               Company's Amendment No. 1 to Form S-1 Registration Statement filed August
               2, 1994, SEC File No. 33-53119, and incorporated herein by reference.
 3.2           Bylaws of the Company; filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.
 4.1           Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A
               Registration Statement dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.
 4.2           Indenture dated as of November 25, 1997, between the Company and Harris
               Trust and Savings Bank, as Trustee, for the issuance of up to $300 million of debt securities; filed as Exhibit 4(a) to the Company's Current Report on Form 8-K filed November 25, 1997, SEC File No. 001-12217, and incorporated herein by reference.
 4.3           Indenture of Trust dated as of March 1, 1998, between Mississippi Business         [  ]
               Finance Corporation and Deposit Guaranty National Bank, for the issuance of bonds in the aggregate principal amount of $14.5 million to assist the
               Company in financing and refinancing the cost of construction and equipping of solid waste disposal facilities at its Pascagoula, Mississippi, facility.

 10.1          Agreement made and entered into as of September 15, 1991, between Office
               Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on
               Form 10-K for the fiscal year ended June 30, 1991, File No. 2-7803, and incorporated herein by reference.
 10.2          Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the
               Company for the sale and purchase of phosphate rock; filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June
               30, 1995, SEC File No. 2-7803, and incorporated herein by reference /4/
 10.3          Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the
               Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June
               30, 1995, SEC File No. 2-7803, and incorporated herein by reference. /5/
 10.4          Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as
               Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference. /6/
 10.5          Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as
               Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.

--------------------
        /4/ Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1, and an application for confidential treatment has been filed separately with the Commission.

        /5/ Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from
Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.

        /6/ Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.

        10.6   Credit Agreement dated as of November 25, 1997, among the Company; the             [  ]
               Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative
               Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit
               Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit.
        10.7   Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as Exhibit 10.14 to the Company's
               Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC
               File No. 2-7803, and incorporated herein by reference.
        10.8   Mississippi Chemical Corporation Officer and Key Employee Incentive Plan.          [  ]
        10.9   Mississippi Chemical Corporation Executive Deferred Compensation Plan.             [  ]
       10.10   Mississippi Chemical Corporation Nonemployee Directors' Deferred                   [  ]
               Compensation Plan.
       10.11   Mississippi Chemical Corporation Supplemental Benefit Plan, as amended and         [  ]
               restated as of July 1, 1996.
       10.12   Mississippi Chemical Corporation 1994 Stock Incentive Plan; filed as
               Exhibit 4.2 to the Company's Form S-8 Registration Statement filed December
               21, 1995, SEC File No. 33-65209, and incorporated herein by reference.
       10.13   Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee
               Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration
               Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.
       10.14   Mississippi Chemical Corporation 1995 Restricted Stock Purchase Plan for
               Nonemployee Directors; filed as Exhibit 4.4 to the Company's Form S-8
               Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.
        13.1   Portions of the Company's 1998 Annual Report to Shareholders as referenced         [  ]
               in this Form 10-K for the fiscal year ending June 30, 1998.
          21   List of subsidiaries of the Company.                                               [  ]
          23   Consent of Arthur Andersen LLP.                                                    [  ]
          27   Financial Data Schedule.                                                           [  ]