Form 10-Q
period 1998-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1998-10-28
CIK 66895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
     (Mark One)
             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1998

                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1998
                       Commission File Number 001-12217

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

          The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.

            Class                                          Number of Shares
            -----                                          ----------------
            Common Stock, $0.01 par value                        26,317,217


                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                                    INDEX

                                                                          Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements
               Consolidated Statements of Income                             3
                    Three months ended September 30,
                    1998 and 1997
               Consolidated Balance Sheets                               4 - 5
                    September 30, 1998 and June 30, 1998
               Consolidated Statements of Shareholders' Equity               6
                    Fiscal Year Ended June 30, 1998
                    and Three months ended September 30, 1998
               Consolidated Statements of Cash Flows                         7
                    Three months ended September 30,
                    1998 and 1997
               Notes to Consolidated Financial Statements               8 - 10

      Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition                      11 - 19
      Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk                                                  20

PART II.  OTHER INFORMATION:

      Item 6.  Exhibits and Reports on Form 8-K                             21

      Signatures                                                            21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                  Three months ended
                                                     September 30,
                                                 --------------------
                                                   1998        1997
                                                 --------     --------
                                        (In thousands, except per share data)
Revenues:
      Net sales                                  $104,715     $106,814
      Trading loss on brokered product               -            (297)
                                                 --------     --------
                                                  104,715      106,517
Operating expenses:
      Cost of products sold                        84,028       87,855
      Selling, general and administrative           9,697        9,750
                                                 --------     --------
                                                   93,725       97,605
                                                 --------     --------
Operating income                                   10,990        8,912
Other (expense) income:
      Interest, net                                (3,510)      (2,083)
      Other                                          (754)         523
                                                 --------     --------
Income before income taxes                          6,726        7,352
Income tax expense                                  2,505        3,055
                                                 --------     --------
Net income                                       $  4,221     $  4,297
                                                 ========     ========
Earnings per share - basic (see Note 2)          $   0.16     $   0.16
                                                 ========     ========
Earnings per share - diluted (see Note 2)        $   0.16     $   0.16
                                                 ========     ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.


                       MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                    ASSETS

                                           September 30,         June 30,
                                               1998                1998
                                           -------------         --------
                                       (In thousands, except per share data)
Current assets:
   Cash and cash equivalents                    $  1,926         $  3,857
   Accounts receivable, net                       33,425           51,532
   Note receivable due within one year              -               9,500
   Inventories:
      Finished products                           51,084           24,959
      Raw materials and supplies                   5,280            5,894
      Replacement parts                           35,636           34,576
                                                --------         --------
          Total inventories                       92,000           65,429
    Prepaid expenses and other current assets     13,419            6,636
    Deferred income taxes                          3,767            3,767
                                                --------         --------
          Total current assets                   144,537          140,721
Investments in affiliates                         77,544           73,073
Note receivable                                     -              45,125
Other assets                                      15,529           16,227
Property, plant and equipment, at cost           804,154          795,332
  less accumulated depreciation, depletion
  and amortization                              (342,744)        (334,491)
                                                --------         --------
          Net property, plant and equipment      461,410          460,841
Goodwill, net of accumulated amortization        175,200          176,345
                                                --------         --------
                                                $874,220         $912,332
                                                ========         ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            September 30,         June 30,
                                                1998                1998
                                            ------------          --------

                                         (In thousands, except per share data)
Current liabilities:
  Long-term debt due within one year            $     78          $    114
  Accounts payable                                44,981            58,089
  Accrued liabilities                             15,792            15,156
  Income taxes payable                               781             3,276
                                                --------          --------
          Total current liabilities               61,632            76,635
Long-term debt                                   290,718           304,705
Other long-term liabilities and
  deferred credits                                17,578            17,481
Deferred income taxes                             66,245            64,986
Shareholders' equity:
     Common stock ($.01 par; authorized
       100,000 shares; issued 27,976)                280               280
     Additional paid-in capital                  305,901           305,901
     Retained earnings                           159,296           157,800
     Treasury stock, at cost
       (1,659 and 736 shares)                    (27,430)          (15,456)
                                                --------          --------
                                                 438,047           448,525
                                                --------          --------
                                                $874,220          $912,332
                                                ========          ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               SEPTEMBER 30, 1998
                                  (Unaudited)

                                  Additional
                          Common   Paid-In    Retained   Treasury
                          Stock    Capital    Earnings    Stock      Total
                          ------  ----------  --------   --------   --------
(In thousands)
Balances, July 1, 1997    $  280   $305,901   $145,827   $(12,579)  $439,429
  Net income                 -         -        22,974       -        22,974
  Cash dividends paid        -         -       (10,948)      -       (10,948)
  Treasury stock, net        -         -           (53)    (2,877)    (2,930)
                          ------   --------   --------   --------   --------
Balances, June 30, 1998      280    305,901    157,800    (15,456)   448,525
  Net income                 -         -         4,221       -         4,221
  Cash dividends paid        -         -        (2,725)      -        (2,725)
  Treasury stock, net        -         -          -       (11,974)   (11,974)
                          ------   --------   --------   --------   --------
Balances,
  September 30, 1998      $  280   $305,901   $159,296   $(27,430)  $438,047
                          ======   ========   ========   ========   ========


[FN]
The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Three months ended September 30,
                                                 1998               1997
                                             -----------         -----------
                                                     (In thousands)
Cash flows from operating activities:
     Net income                                 $  4,221          $  4,297
     Reconciliation of net income to net cash
       used in operating activities:
         Net change in operating assets and
           liabilities                           (30,214)          (18,006)
         Depreciation, depletion and
           amortization                           10,280             9,070
         Deferred income taxes                     1,259               342
         Other                                       126              (427)
                                                --------          --------
Net cash used in operating activities            (14,328)           (4,724)
                                                --------          --------
Cash flows from investing activities:
     Purchases of property, plant and equipment   (9,730)          (20,698)
     Investment in Farmland MissChem Limited      (3,819)             (967)
     Net change in restricted funds                   56            (9,945)
     Collections on note receivable               54,625              -
     Other                                          -                1,102
                                                --------          --------
Net cash provided by (used in) investing
  activities                                      41,132           (30,508)
                                                --------          --------
Cash flows from financing activities:
     Debt proceeds                               158,300           112,900
     Debt payments                              (172,336)          (81,222)
     Cash dividends paid                          (2,725)           (2,742)
     Purchase of treasury stock                  (11,974)             (105)
                                                --------          --------
Net cash (used in) provided by financing
  activities                                     (28,735)           28,831
                                                --------          --------
Net decrease in cash and cash equivalents         (1,931)           (6,401)
Cash and cash equivalents - beginning of period    3,857             8,159
                                                --------          --------
Cash and cash equivalents - end of period       $  1,926          $  1,758
                                                ========          ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended September 30, 1998 and 1997, the Company's financial position at September 30, 1998 and June 30, 1998, the cash flows for the three months ended September 30, 1998 and 1997, and the consolidated statements of shareholders' equity as of September 30, 1998. In the opinion of management, these adjustments are of a normal recurring nature which are necessary for a fair presentation of the financial position and results of operations for the interim periods. The Company has reclassified certain prior year information to conform with the current year's presentation. Effective July 1, 1998, the Company changed its presentation of delivery costs from a component of selling costs to a component of net sales on its statement of income. This change was made to conform to industry practice so that the Company can be more readily compared to its peer group. The Company has restated its prior year statement of income for this change.

     Certain notes and other information have been condensed or omitted in the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1998, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended September 30, 1998, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." As a result, the Company's basic and diluted earnings per share amounts for the three-month period ended September 30, 1998, have been calculated in accordance with SFAS No. 128. Similarly, earnings per share amounts reported for the three-month period ended September 30, 1997, have been restated to comply with this Statement.

     The number of shares used in the Company's basic and diluted earnings per share computation are as follows:

                                               Three months ended
                                                  September 30,
                                               -------------------
                                                1998        1997
                                               -------     -------
                                                 (In thousands)
      Weighted average common shares
        outstanding, net of treasury shares,
        for basic earnings per share            26,976      27,410
      Common stock equivalents for employee
        stock options                             -             47
                                                ------      ------
      Weighted average common shares
        outstanding for diluted earnings
        per share                               26,976      27,457
                                                ======      ======

      In July 1998, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share for the three-month period ending June 30, 1998. This dividend was paid on August 18, 1998, to holders of record on August 4, 1998.


NOTE 3 - CAPITAL PROJECTS

      In late fiscal 1996, the Company began an expansion project, estimated to cost $130.0 million, at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650-ton-per-day nitric acid plant, a new 500-ton-per-day ammonia plant and modifications to increase its ammonium nitrate capacity. The nitric acid plant was completed and placed in service in March 1998. The Company completed modifications to its ammonium nitrate plant in July 1998, which increased its capacity to 900,000 tons per year. The Company anticipates that the anhydrous ammonia plant will be placed in service in the Company's second fiscal quarter.

      The Company began an expansion project to increase its potash production capacity in late fiscal 1998. This expansion will increase the Company's red granular capacity from 445,000 to 545,000 tons-per-year, as well as increase storage capacities by 30,000 tons. Upon completion of the project, the Company will have approximately 1,100,000 tons of combined potash production capacity from its two operating mines. The Company estimates total cost of the expansion to be $8.2 million and it is scheduled to be fully operational by the end of fiscal 1999.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1998.

     Consistent with the historical nature of the Company's business, the usage of fertilizer in the Company's trade territory is highly seasonal, and the Company's quarterly results reflect the fact that significantly more fertilizer is sold during the last four months of the Company's fiscal year (March through June). Since interim period operating results reflect the seasonal nature of the Company's business, they may not necessarily be indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year due to a number of factors, including world market conditions of supply and demand, weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

     The Company's results for the quarter ended September 30, 1998, reflect continued weak pricing for the Company's nitrogen products. Due to a persistent world supply/demand imbalance, the Company's average nitrogen sales price decreased 15% during the current quarter as compared to the prior year quarter. During the current quarter, phosphate sales prices increased 6% as compared to the prior year, while potash sales prices increased 12%. These increases in phosphate and potash prices are primarily the result of strong international demand.

     During the current year quarter, sales volumes for the Company's nitrogen products increased 7% over prior year levels. This increase was the result of the additional anhydrous ammonia tons available for sale from the Company's 50-50 joint venture ammonia plant in Trinidad from which the Company purchases 50% of the ammonia produced. Phosphate sales volumes decreased 4% during the current year quarter due to damage to the Pascagoula, Mississippi, DAP production facility caused by Hurricane Georges. The Pascagoula facility was shut down on September 27, as a result of the hurricane and resumed production on October 19. Approximately 48,000 tons of DAP inventory was also damaged during the storm. The damaged property and inventory are insured subject to a $250,000 deductible as are all business interruption losses in excess of ten days. Currently, management is quantifying its insurance claim related to these losses and believes that a gain will be recognized in the second quarter of fiscal 1999 related to the involuntary conversion of property. Potash sales volumes did not change significantly during the current year quarter.

     During the current year quarter, nitrogen costs per ton declined 11% due to lower maintenance and labor costs as well as lower natural gas costs. Lower maintenance and labor costs were the result of higher costs incurred in the prior year due to a scheduled biennial maintenance turnaround at the Company's Yazoo City nitrogen facility. During the current quarter, DAP costs per ton increased 3%, primarily the result of lost production associated with the plant shutdown related to Hurricane Georges in late September. Potash costs per ton decreased 8% during the current quarter as compared to the prior year quarter as a result of the suspension of operations of the higher cost mining and production facilities at Eddy in early December 1997, in addition to improved operations at the Company's East mine acquired in 1996.

     Farmland MissChem Limited ("Farmland MissChem"), the Company's 50-50 joint venture anhydrous ammonia plant located in Point Lisas, The Republic of Trinidad and Tobago, achieved operational status in late July 1998. The Company's portion of the income generated by Farmland MissChem as of September 30, 1998, approximated $1.0 million. This income is recorded by the Company as a reduction to its cost of products sold in the Company's consolidated statement of income. The Company purchases one-half of the product produced at Farmland MissChem at market price subject to a floor. During the quarter ended September 30, 1998, these purchases were at the floor price.

     Looking forward, the key issue for the Company is still the direction of nitrogen pricing, which will be driven by supply and demand. Three of the most significant factors affecting pricing of nitrogen products are still Chinese purchasing practices, Russian production and pricing policies, and the impact of recent global capacity expansions.

     In authorizations granted in May 1995, March 1996, and September 1998, the Board of Directors authorized the purchase of up to 8,000,000 shares of the Company's common stock in the open market, in privately negotiated transactions or otherwise at prices and at times determined by the Company to be appropriate. As of September 30, 1998, the Company had repurchased a total of 3,514,709 shares pursuant to those authorizations. The unused authorization to repurchase 4,485,291 shares remains available to the Company.


RESULTS OF OPERATIONS
---------------------

     Following are summaries of the Company's sales results by product categories:

                                          Three months ended
                                             September 30,
                                          ------------------
                                            1998      1997
                                          --------  --------

      Net Sales (in thousands):
          Nitrogen                        $ 49,856  $ 54,985
          DAP                               30,783    30,127
          Potash                            23,679    21,309
          Other                                397       393
                                          --------  --------
            Net Sales                     $104,715  $106,814
                                          ========  ========

                                          Three months ended
                                             September 30,
                                          ------------------
                                            1998      1997
                                          --------  --------
      Tons Sold (in thousands):
          Nitrogen:
              Ammonia                          184       150
              Ammonium nitrate                 113       115
              Urea                             108       118
              Nitrogen solutions                 7        11
              Nitric acid                       21        10
                                             -----     -----
            Total Nitrogen                     433       404
          DAP                                  172       178
          Potash                               265       267

                                          Three months ended
                                             September 30,
                                          ------------------
                                            1998      1997
                                          --------   -------
      Average Sales Price Per Ton:
          Nitrogen                           $ 115     $ 136
          DAP                                $ 179     $ 169
          Potash                             $  89     $  80

      NET SALES. Net sales decreased 2% to $104.7 million for the quarter ended September 30, 1998, from $106.8 million for the quarter ended September 30, 1997. This decrease was primarily the result of lower nitrogen fertilizer sales prices partially offset by higher nitrogen fertilizer sales volumes. During the current year, the Company's sales prices for its anhydrous ammonia, ammonium nitrate and urea decreased 26%, 5% and 10%, respectively. These changes resulted in a 15% reduction in the weighted average price per ton of nitrogen. Nitrogen fertilizer sales volumes increased 7% during the current quarter due to increased sales volumes for ammonia. Ammonia sales volumes increased 23% due to the additional tons available for sale from Farmland MissChem.

      During the current year quarter, sales of DAP increased 2% as compared to the prior year quarter due to a 6% increase in sales prices partially offset by a 4% decrease in sales volumes. DAP sales prices increased as a result of strong international demand. DAP sales volumes decreased as a result of damage to the Pascagoula, Mississippi, DAP production facility and to approximately 48,000 tons of DAP inventory caused by Hurricane Georges in late September. It is anticipated that insurance proceeds for the damaged inventory will be recorded by the Company during the quarter ended December 31, 1998. Potash sales increased 11% during the current year quarter as compared to the prior year quarter as a result of a 12% increase in sales price partially offset by a 1% decrease in sales volumes. The higher sales prices during the current year quarter are the result of strong domestic and international demand during the current year.

      TRADING LOSS ON BROKERED PRODUCT. During the prior year quarter, brokered ammonia sales of $6.3 million and purchases of $6.6 million resulted in a $.3 million net trading loss. The Company brokered approximately 41,000 short tons in the prior year quarter. During the quarter ended September 30, 1998, the Company suspended brokering activities due to prevailing market conditions.

      COST OF PRODUCTS SOLD. Cost of products sold decreased to $84.0 million for the quarter ended September 30, 1998, from $87.9 million for the quarter ended September 30, 1997. As a percentage of net sales, cost of products sold decreased to 80% from 82%, primarily due to incurring lower costs per ton for its nitrogen and potash products in the current year quarter partially offset by lower sales prices during the current year quarter. The Company's lower nitrogen costs per ton were achieved through lower natural gas costs as well as lower maintenance and labor costs during the current year. During the prior year, the Company incurred higher maintenance and labor costs at the Company's Yazoo City nitrogen facility as a result of a scheduled biennial maintenance turnaround. During the current year quarter, DAP costs per ton increased 3%, primarily as a result of lost production associated with the plant shutdown related to Hurricane Georges in late September. The Company also incurred higher phosphate rock costs due to the pricing formula in the Company's phosphate rock supply contract that is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of the Company's phosphate operations. These higher costs were partially offset by lower costs for ammonia during the current year. Potash costs per ton decreased 8% during the current quarter as compared to the prior year quarter. This decrease was primarily the result of the Company's suspension of operations at its higher cost mining and production facilities at Eddy in early December 1997, in addition to improved operations at the Company's East mine acquired in 1996.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses did not change significantly during the current year quarter as compared to the prior year quarter. As a percentage of net sales, selling, general and administrative expenses were 9% for the three months ended September 30, 1998 and 1997.

      OPERATING INCOME. As a result of the above factors, operating income increased to $11.0 million for the quarter ended September 30, 1998, from $8.9 million for the quarter ended September 30, 1997, a 23% increase.

      INTEREST, NET. For the quarter ended September 30, 1998, net interest expense increased to $3.5 million from $2.1 million for the quarter ended September 30, 1997. This increase in net interest expense was primarily due to increased interest costs resulting from higher borrowing levels at higher interest rates during the current year. Additionally, the Company capitalized $1.8 million and $2.0 million of its interest costs for the quarters ended September 30, 1998 and 1997, respectively.

      OTHER (EXPENSE) INCOME. For the quarter ended September 30, 1998, other expense was $.8 million, compared to other income of $.5 million for the quarter ended September 30, 1997. This change was primarily the result of lower earnings at the Company's unconsolidated affiliates during the current year.

      INCOME TAX EXPENSE. For the quarter ended September 30, 1998, income tax expense decreased to $2.5 million from $3.1 million for the quarter ended September 30, 1997. This decrease was the result of lower earnings and a decrease in the Company's effective tax rate during the current year attributable to permanently reinvested foreign earnings.

      NET INCOME. As a result of the foregoing, net income decreased to $4.2 million for the quarter ended September 30, 1998, from $4.3 million at September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      At September 30, 1998, the Company had cash and cash equivalents of $1.9 million, compared to $3.9 million at June 30, 1998, a decrease of $2.0 million.

      OPERATING ACTIVITIES. For the three months ended September 30, 1998, net cash used in operating activities was $14.3 million compared to $4.7 million for the three months ended September 30, 1997.

      INVESTING ACTIVITIES. Net cash provided by investing activities was $41.1 million for the three months ended September 30, 1998, and net cash used by investing activities was $30.5 million for the three months ended September 30, 1997. During the current year, the Company collected $54.6 million on a note receivable obtained during the prior year as a result of selling the Company's undeveloped phosphate rock property. During the current year period, capital expenditures were $9.7 million compared to $20.7 million during the prior year. The current year expenditures include approximately $6.5 million related to the Company's nitrogen expansion project at its Yazoo City facility and approximately $2.1 million related to the Company's potash production expansion project at its Carlsbad facilities. Investing activities for the current year period also included $3.8 million related to the Company's investment in Farmland MissChem Limited compared to $1.0 million during the prior year. For the quarter ended September 30, 1997, the Company placed $9.9 million in restricted funds related to the issuance of industrial revenue bonds.

      FINANCING ACTIVITIES. Net cash used in financing activities was $28.7 million for the three months ended September 30, 1998, and net cash provided by financing activities was $28.8 million for the three months ended September 30, 1997. During the current year, the amounts used in financing activities included $172.3 million in debt payments, $2.7 million in cash dividends, and $12.0 million for the purchase of treasury stock. These amounts were partially offset by $158.3 million in debt proceeds. During the prior year, the amounts provided by financing activities included $112.9 million in debt proceeds partially offset by $81.2 million in debt payments, $.1 million for the purchase of treasury stock and $2.7 million in cash dividends.

      At September 30, 1998, the Company and its subsidiaries had unsecured revolving credit facilities with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $200.0 million. These facilities are five-year facilities which mature on November 25, 2002, and bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate or Federal Funds Rate. At September 30, 1998, the Company had $76.7 million outstanding under these facilities. The Company also has available a separate $5.0 million short-term line of credit which is not part of the facilities mentioned above. There were no outstanding borrowings under this commitment at September 30, 1998.

      The Company believes that existing cash, cash generated from operations, and current lines of credit will be sufficient to satisfy its financing requirements for its operations and its capital projects through fiscal 1999 and the foreseeable future. The Company estimates its capital expenditure requirements for the remainder of fiscal 1999 to be approximately $52.0 million, which includes completion of the current nitrogen and potash expansion projects and normal improvements and modifications to the Company's facilities.


YEAR 2000
---------

      The Company has formed a Year 2000 Committee (the "Committee") that is currently assessing its computer systems, including the systems involved in the operation of its manufacturing facilities, to identify to what extent the Company could be affected by the "Year 2000" issue. The Company expects to complete the assessment prior to the end of the 1998 calendar year and to have any Year 2000 conversion projects completed on a timely basis. As of September 30, 1998, the Company has spent approximately $100,000 addressing both its information technology ("IT") and non-IT systems. The Company is also assessing Year 2000 issues in relation to its customers, suppliers and creditors to determine whether Year 2000 problems of any such third parties may materially affect the Company. This assessment should also be completed by the end of the 1998 calendar year. Since the ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside the Company's control, there can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business operations and financial condition.

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


FORWARD-LOOKING STATEMENTS
--------------------------

      Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements." Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond the Company's ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results, include, but are not limited to, the relative unpredictability of international and local economic conditions, changes in matters which affect the supply and demand of fertilizer products, weather, the volatility of the natural gas market, environmental regulation, price competition from both domestic and international competitors, possible delays in completing and obtaining production from new or expanded facilities, and other important factors affecting the fertilizer industry and the Company as detailed under "Outlook and Uncertainties" and elsewhere in the Company's most recent annual report on Form 10-K for the year ended June 30, 1998, which is on file with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

     The Company is exposed to market risk, including changes in interest rates and commodity prices. To manage the volatility relating to these exposures, the Company enters into derivative transactions. The Company does not hold or issue derivative financial instruments for trading purposes. The Company maintains formal policies and a systematic approach with respect to entering into and monitoring derivative transactions, and Company policy precludes management from entering into derivative transactions that would be deemed speculative positions. The Company's derivative transactions are intended to hedge the future production and interest costs of the Company.

     At June 30, 1998, the Company had a note receivable in the amount of $54.6 million related to the sale of the Company's phosphate rock properties. In August 1998, this note was paid in full and canceled. At September 30, 1998, the Company believes that the fair value of its fixed rate long-term debt and interest rate swap agreements had increased as a result of volatility in interest rates during the quarter.

     The Company uses natural gas futures contracts to reduce the impact of changes in gas prices. A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from these instruments. The fair value of open contracts is calculated by valuing each position using quoted market prices. Market risk is the potential loss in fair value as a result of a 10% adverse change in such prices. The Company estimates this change in prices would reduce the fair value of open contracts by $4.8 million at September 30, 1998.

     For more information about how the Company manages specific risk exposures, see Note 14 - Hedging Activities, and Note 7 - Credit Agreements and Long-Term Debt, in the Company's Notes to Consolidated Financial Statements contained in the Annual Report for the fiscal year ended June 30, 1998.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed as part of this report are listed below.
               SEC Exhibit
               Reference No.  Description

                              Exhibit Index to Form 10-Q

                    18 Letter dated October 10, 1998, from Arthur Andersen LLP regarding change in method of accounting.

                    27   Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MISSISSIPPI CHEMICAL CORPORATION

Date: October 28, 1998              /s/ Timothy A. Dawson
      ----------------              ---------------------
                                    Timothy A. Dawson
                                    Vice President - Finance


Date: October 28, 1998              /s/ Rosalyn B. Glascoe
      ----------------              ----------------------
                                    Rosalyn B. Glascoe
                                    Corporate Secretary