Form 10-Q
period 1998-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1999-01-26
CIK 66895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
     (Mark One)
            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934
                     For Quarter Ended December 31, 1998

                                      OR

            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1998
                       Commission File Number 001-12217

                       MISSISSIPPI CHEMICAL CORPORATION

                    Organized in the State of Mississippi
                      Tax Identification No. 64-0292638

                 P. O. Box 388, Yazoo City, Mississippi 39194
                          Telephone No. 601+746-4131

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

          The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998.

            Class                                          Number of Shares
            --------                                       ----------------
            Common Stock, $0.01 par value                        26,131,917


                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                                    INDEX
                                                                          Page
                                                                        Number
                                                                        ------

PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Consolidated Statements of Income                             3
                    Three months ended December 31, 1998
                    and 1997, and Six months ended
                    December 31, 1998 and 1997

               Consolidated Balance Sheets
                    December 31, 1998 and June 30, 1998                  4 - 5

               Consolidated Statements of Shareholders' Equity               6
                    Fiscal Year Ended June 30, 1998
                    and Six months ended December 31, 1998

               Consolidated Statements of Cash Flows                         7
                    Six months ended December 31, 1998 and 1997

               Notes to Consolidated Financial Statements               8 - 10

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition           10 - 23

     Item 3.   Quantitative and Qualitative Disclosure
               About Market Risk                                       23 - 24

PART II.  OTHER INFORMATION:

      Item 6.  Exhibits and Reports on Form 8-K                             25

      Signatures                                                            25




PART>I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                             Three months ended        Six months ended
                                December 31,             December 31,
                            --------------------     --------------------
                              1998        1997         1998        1997
                            --------    --------     --------    --------
                                (In thousands, except per share data)
Revenues:
  Net sales                   $94,839    $113,634     $199,554    $220,448
  Trading loss on brokered
    product                      -            (56)        -           (353)
                              -------    --------     --------    --------
                               94,839     113,578      199,554     220,095
Operating expenses:

  Cost of products sold        82,642     101,064      166,670     189,798
  Selling, general and
    administrative              9,107       8,789       18,804      17,660
                              -------    --------     --------    --------
                               91,749     109,853      185,474     207,458
                              -------    --------     --------    --------
Operating income                3,090       3,725       14,080      12,637

Other (expense) income:
   Interest, net              (4,519)     (2,561)      (8,029)     (4,644)
   Other                         732         249          (22)        772
                             -------    --------     --------    --------
(Loss) income before
  income taxes                  (697)      1,413        6,029       8,765

Income tax (credit) expense     (212)        978        2,293       4,033
                             -------    --------     --------    --------
Net (loss) income            $  (485)   $    435     $  3,736    $  4,732
                             =======    ========     ========    ========
Earnings (loss) per share -
   basic and diluted
   (see Note 2)              $ (0.02)   $   0.02     $   0.14    $   0.17
                             =======    ========     ========    ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                            December 31,         June 30,
                                               1998               1998
                                            ------------        ---------
                                        (In thousands, except per share data)
Current assets:
  Cash and cash equivalents                     $  2,817         $  3,857
  Accounts receivable, net                        55,813           51,532
  Note receivable due within one year               -               9,500
  Inventories:
    Finished products                             57,863           24,959
    Raw materials and supplies                     5,138            5,894
    Replacement parts                             36,016           34,576
                                                --------         --------
          Total inventories                       99,017           65,429

  Prepaid expenses and other current assets       20,843            6,636
  Deferred income taxes                            3,725            3,767
                                                --------         --------
          Total current assets                   182,215          140,721

Investments in affiliates                         77,077           73,073

Note receivable                                     -              45,125

Other assets                                      13,853           16,227

Property, plant and equipment, at cost           816,108          795,332
  less accumulated depreciation, depletion
  and amortization                              (351,664)        (334,491)
                                                --------         --------
          Net property, plant and equipment      464,444          460,841

Goodwill, net of accumulated amortization        174,054          176,345
                                                --------         --------
                                                $911,643         $912,332
                                                ========         ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS'EQUITY

                                             December 31,         June 30,
                                                1998                1998
                                             -----------          --------
                                         (In thousands, except per share data)
Current liabilities:
  Long-term debt due within one year            $     45          $    114
  Accounts payable                                48,085            58,089
  Accrued liabilities                             11,033            15,156
  Income taxes payable                              -                3,276
                                                --------          --------
     Total current liabilities                    59,163            76,635

Long-term debt                                   335,931           304,705

Other long-term liabilities and
  deferred credits                                16,349            17,481

Deferred income taxes                             67,400            64,986

Shareholders' equity:
  Common stock ($.01 par; authorized
    100,000 shares; issued 27,976)                   280               280
  Additional paid-in capital                     305,901           305,901
  Retained earnings                              156,198           157,800
  Treasury stock, at cost
    (1,844 and 736 shares)                       (29,579)          (15,456)
                                                --------          --------
                                                 432,800           448,525
                                                --------          --------
                                                $911,643          $912,332
                                                ========          ========

[FN]

The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               DECEMBER 31, 1998
                                  (Unaudited)

                                 Additional
                         Common   Paid-In     Retained   Treasury
                          Stock   Capital     Earnings    Stock       Total
                         ------- ----------   --------  ---------   --------
(In thousands)
Balances, July 1, 1997    $  280   $305,901   $145,827   $(12,579)  $439,429
  Net income                 -         -        22,974       -        22,974
  Cash dividends paid        -         -       (10,948)      -       (10,948)
  Treasury stock, net        -         -           (53)    (2,877)    (2,930)
                          ------   --------   --------   --------   --------

Balances, June 30, 1998      280    305,901    157,800    (15,456)   448,525
  Net income                 -         -         3,736       -         3,736
  Cash dividends paid        -         -        (5,338)      -        (5,338)
  Treasury stock, net        -         -          -       (14,123)   (14,123)
                          ------   --------   --------   --------   --------
Balances,
  December 31, 1998       $  280   $305,901   $156,198   $(29,579)  $432,800
                          ======   ========   ========   ========   ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Six months ended December 31,
                                                 1998              1997
                                              ----------         ---------
                                                     (In thousands)
Cash flows from operating activities:
  Net income                                    $  3,736         $  4,732
  Reconciliation of net income to net
    cash used in operating activities:
      Net change in operating assets
        and liabilities                          (69,523)         (44,156)
      Depreciation, depletion and
        amortization                              20,694           18,108
      Deferred income taxes                        2,456            1,193
      Other                                         (442)          (3,696)
                                                --------         --------
Net cash used in operating activities            (43,079)         (23,819)
                                                --------         --------
Cash flows from investing activities:
  Purchase of property, plant and equipment      (21,685)         (51,331)
  Investment in Farmland MissChem Limited         (3,358)          (2,040)
  Net change in restricted funds                     787           (8,338)
  Collection on note receivable                   54,625             -
  Other                                             -               1,103
                                                --------         --------
Net cash provided by (used in) investing
  activities                                      30,369          (60,606)
                                                --------         --------
Cash flows from financing activities:
  Debt proceeds                                  285,650          454,974
  Debt payments                                 (254,519)        (367,569)
  Cash dividends paid                             (5,338)          (5,480)
  Purchase of treasury stock                     (14,123)          (1,483)
                                                --------         --------
Net cash provided by financing activities         11,670           80,442
                                                --------         --------
Net decrease in cash and cash equivalents         (1,040)          (3,983)

Cash and cash equivalents - beginning of period    3,857            8,159
                                                --------         --------
Cash and cash equivalents - end of period       $  2,817         $  4,176
                                                ========         ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.


                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the six-month periods ended December 31, 1998 and 1997, the Company's financial position at December 31, 1998 and June 30, 1998, the cash flows for the six months ended December 31, 1998 and 1997, and the consolidated statements of shareholders' equity as of December 31, 1998. In the opinion of management, these adjustments are of a normal recurring nature which are necessary for a fair presentation of the financial position and results of operations for the interim periods. The Company has reclassified certain prior year information to conform with the current year's presentation. Effective July 1, 1998, the Company changed its presentation of delivery costs from a component of selling costs to a component of net sales on its statements of income. This change was made to conform to industry practice so that the Company can be more readily compared to its peer group. The Company has restated its prior year statements of income for this change.

     Certain notes and other information have been condensed or omitted in the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1998, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended December 31, 1998, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." As a result, the Company's basic and diluted earnings per share amounts for the three-month and the six-month periods ended December 31, 1998, have been calculated in accordance with SFAS No. 128. Similarly, earnings per share amounts reported for the three-month and the six-month periods ended December 31, 1997, have been restated to comply with this Statement.

     The number of shares used in the Company's basic and diluted earnings per share computation are as follows:

                                     Three months ended     Six months ended
                                        December 31,          December 31,
                                     ------------------     ----------------
                                      1998       1997         1998     1997
                                     ------     -------     -------   ------
                                                  (In thousands)
Weighted average common shares
  outstanding, net of treasury
  shares, for basic earnings
  per share                          26,178     27,373      26,614    27,388
Common stock equivalents for
  employee stock options               -            36        -           42
                                     ------     ------      ------    ------
Weighted average common shares
  outstanding for diluted
  earnings per share                 26,178     27,409      26,614    27,430
                                     ======     ======      ======    ======

      In October 1998, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share for the three-month period ending September 30, 1998. This dividend was paid on November 25, 1998, to holders of record on November 11, 1998.


NOTE 3 - CAPITAL PROJECTS

      In late fiscal 1996, the Company began an expansion project, estimated to cost $130.0 million, at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project includes the addition of a 650-ton-per-day nitric acid plant, a new 500-ton-per-day ammonia plant and modifications to increase its ammonium nitrate capacity. The nitric acid plant was completed and placed in service in March 1998. The Company completed modifications to its ammonium nitrate plant in July 1998, which increased its capacity to 900,000 tons per year. The Company had anticipated that the anhydrous ammonia plant would be placed in service during the Company's second fiscal quarter; however, due to mechanical problems, the plant is not yet in service. Given the problems that have been experienced in the construction of the plant, it is difficult to accurately predict when full operations will occur. Nevertheless, the Company anticipates the plant will be placed in full service no later than March 31, 1999.

      The Company began an expansion project to increase its potash production capacity in late fiscal 1998. This expansion will increase the Company's red granular capacity from 445,000 to 545,000 tons-per-year, as well as increase storage capacities by 30,000 tons. Upon completion of the project, the Company will have approximately 1,100,000 tons of combined potash production capacity from its two operating mines. The Company estimates total cost of the expansion to be $8.2 million, and it is scheduled to be fully operational by the end of the third fiscal quarter.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1998.

     Consistent with the historical nature of the Company's business, the usage of fertilizer in the Company's trade territory is highly seasonal, and the Company's quarterly results reflect the fact that significantly more fertilizer is sold during the last four months of the Company's fiscal year (March through June). Since interim period operating results reflect the seasonal nature of the Company's business, they may not necessarily be indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year due to a number of factors, including mechanical failures in production facilities, world market conditions of supply and demand, weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

     The Company's results for the quarter ended December 31, 1998, reflect continued weak pricing for the Company's nitrogen products. Recent global capacity additions, in combination with weak fall demand in the Company's trade area, growing producer stocks and pricing uncertainties in the marketplace caused nitrogen prices to decline. The Company's average nitrogen sales price decreased 19% during the current quarter as compared to the prior year quarter. Phosphate sales prices increased 1% during the current quarter as compared to the prior year quarter as a result of relatively strong international demand. Potash sales prices increased 9% during the current year quarter as a result of price increases in the current year as well as the second half of fiscal 1998.

     During the current year quarter, sales volumes for the Company's nitrogen products increased 3% over prior year levels. This increase was primarily the result of the additional ammonia tons available for sale from the Company's 50-50 joint venture ammonia plant in Trinidad.

     Phosphate sales volumes decreased 14% during the current year quarter due to damage to the Pascagoula, Mississippi, DAP production facility caused by Hurricane Georges. The Pascagoula facility was shut down on September 27, as a result of the hurricane and resumed production on October 19. In addition, approximately 54,000 tons of DAP inventory on hand was damaged. The damaged property and inventory are insured, subject to a $250,000 deductible, as are all business interruption losses in excess of ten days. At December 31, 1998, the Company recorded, as a component of its cost of products sold, net insurance proceeds for the damaged inventory of approximately $1.4 million.
The Company also recorded, as a component of other income, a net insurance recovery on the business interruption claim of approximately $.6 million. Currently, management is quantifying its insurance claim related to the involuntary conversion of property and believes that a gain will be recognized by the end of fiscal 1999.

     Potash sales volumes decreased 28% during the current year second quarter as a result of a shifting of product sales to the first quarter in advance of announced price increases, as well as the suspension of operations at Eddy Potash, Inc. ("Eddy") in early December 1997, which reduced tons available for sale in the current year. Sales volumes were also negatively impacted by reduced demand for industrial potash products used in the oil industry.

     During the current year quarter, nitrogen costs per ton declined 11%, primarily the result of lower natural gas costs as well as lower maintenance and labor costs during the current year. DAP costs per ton decreased 17% during the current year quarter, primarily as a result of proceeds received for the inventory damaged by Hurricane Georges and lower raw material costs for ammonia. These costs were partially offset by higher phosphate rock costs. Potash costs per ton decreased 2% during the current year quarter. This decrease was primarily the result of the Company's suspension of operations at its higher cost mining and production facilities at Eddy in early December 1997. During the quarter, the Company did experience improved operations at the East mine; however, these improvements were offset by lower production rates at the Company's West mine. These lower rates were the result of declines in ore grade as well as losses related to downtime associated with the expansion currently underway.

     Farmland MissChem Limited ("Farmland MissChem"), the Company's 50-50 joint venture anhydrous ammonia plant located in Point Lisas, The Republic of Trinidad and Tobago, achieved operational status in late July 1998. The Company had recorded $1.9 million in equity income from Farmland MissChem as of December 31, 1998. This income is recorded by the Company as a reduction to its cost of products sold in the Company's consolidated statement of income. The Company purchases one-half of the product produced at Farmland MissChem at market price subject to a floor. During the three-month and the six-month periods ended December 31, 1998, these purchases were at the floor price.

     Looking forward, the key issue for the Company is still the decline of nitrogen prices. The most significant factors affecting pricing of nitrogen products are still Chinese purchasing practices, Russian production and pricing policies, and the impact of recent global capacity expansions.

     In authorizations granted in May 1995, March 1996, and September 1998, the Board of Directors authorized the purchase of up to 8,000,000 shares of the Company's common stock in the open market, in privately negotiated transactions or otherwise at prices and at times determined by the Company to be appropriate. As of December 31, 1998, the Company had repurchased a total of 3,700,009 shares pursuant to those authorizations. The unused authorization to repurchase 4,299,991 shares remains available to the Company.


RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                                 Three months ended        Six months ended
                                    December 31,             December 31,
                                 -------------------     -------------------
                                  1998         1997        1998       1997
                                 --------    -------     --------   --------
NetSales (in thousands):
  Nitrogen                        $49,926    $59,817      $99,782   $114,802
  DAP                              27,747     31,752       58,530     61,880
  Potash                           16,845     21,555       40,524     42,864
  Other                               321        510          718        902
                                 --------   --------     --------   --------
     Net Sales                   $ 94,839   $113,634     $199,554   $220,448
                                 ========   ========     ========   ========


                                  Three months ended       Six months ended
                                     December 31,            December 31,
                                  ------------------      ------------------
                                    1998       1997         1998       1997
                                  -------     ------      -------     ------
Tons Sold (in thousands):
  Nitrogen:
    Ammonia                           220        161          405        311
    Ammonium nitrate                  107        140          220        256
    Urea                              115        100          223        218
    Nitrogen solutions                 78        103           84        113
    Nitric acid                        11         11           32         22
                                     ----       ----         ----       ----
       Total Nitrogen                 531        515          964        920

  DAP                                 160        185          331        363
  Potash                              179        250          444        517


                                   Three months ended       Six months ended
                                      December 31,            December 31,
                                   ------------------       ----------------
                                    1998        1997         1998      1997
                                   ------      ------       ------    ------
Average Sales Price Per Ton:
  Nitrogen                          $  94       $ 116       $ 104      $ 125
  DAP                               $ 174       $ 172       $ 177      $ 171
  Potash                            $  94       $  86       $  91      $  83


      NET SALES. Net sales decreased 17% to $94.8 million for the quarter ended December 31, 1998, from $113.6 million for the quarter ended December 31, 1997. For the six months ended December 31, 1998, net sales decreased 9% to $199.6 million, from $220.4 million for the six months ended December 31, 1997. These decreases were primarily the result of lower nitrogen fertilizer sales prices and lower DAP and potash sales volumes during the current year periods, partially offset by higher nitrogen sales volumes in the current year periods.

      During the current year quarter, nitrogen sales decreased 17% as compared to the prior year quarter. For the six months ended December 31, 1998, nitrogen sales decreased 13% as compared to the prior year period. During the current year quarter, the Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 33%, 9%, 11% and 22%, respectively, resulting in a 19% reduction in the weighted average price per ton of nitrogen when compared to the prior year quarter. During the six months ended December 31, 1998, the Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 30%, 6%, 11% and 19%, respectively, resulting in a 17% reduction in the weighted average price per ton of nitrogen when compared to the prior year six month period ended December 31, 1997. Nitrogen fertilizer sales volumes increased 3% during the current year quarter and 5% during the current year six-month period, primarily the result of increased sales volumes for ammonia. Ammonia sales volumes increased 37% during the current year quarter and 30% during the current year six-month period due to the additional tons available for sale from Farmland MissChem. Additionally, during the second quarter, urea sales volumes increased 15% from the prior year period because of a scheduled turnaround at the Company's Donaldsonville, Louisiana, urea facility in the comparable prior year quarter which reduced the amount of available product.

      During the second quarter, ammonium nitrate and nitrogen solutions sales volumes decreased 24% compared to the prior year. For the six-month period ended December 31, 1998, ammonium nitrate and nitrogen solutions sales volumes decreased 14% and 26%, respectively. These decreases were primarily the result of continued hesitancy of customers to commit to off-season purchases due to pricing uncertainties. Dry weather conditions in the Company's trade area also reduced sales volumes for ammonium nitrate during the second quarter of the current year.

      During the current year quarter, DAP sales decreased 13% compared to the prior year quarter due to a 14% decrease in sales volumes partially offset by a 1% increase in sales prices. For the six months ended December 31, 1998, DAP sales decreased 5% compared to the prior year due to a 9% decrease in sales volumes partially offset by a 4% increase in sales prices. DAP sales volumes decreased as a result of damage to the Pascagoula, Mississippi, DAP production facility caused by Hurricane Georges in late September. The plant did not produce for approximately 18 days during the month of October. Approximately 54,000 tons of DAP inventory was also damaged by the hurricane. Higher production rates in the current year, as a result of the expansion completed in April 1998, allowed the Company to offset some of the lost production associated with the hurricane. The modest increase in DAP sales prices occurred as a result of relatively strong international demand.

      Potash sales decreased 22% during the current year quarter as compared to the prior year quarter as a result of a 28% decrease in sales volumes partially offset by a 9% increase in sales prices. For the six month period ended December 31, 1998, potash sales decreased 6% as compared to the prior year period as a result of a 14% decrease in sales volumes partially offset by a 10% increase in sales prices. The higher sales prices during the current year are the result of price increases in the current year as well as the second half of fiscal 1998. Potash sales volumes decreased during the current year periods as a result of reduced product availability due to the suspension of operations at the Company's Eddy potash mine and refinery, as well as reduced demand for industrial potash products used in the oil industry. During the current year quarter, the Company also experienced lower sales volumes as a result of a shifting of product sales to the first quarter in advance of announced price increases.

      TRADING LOSS ON BROKERED PRODUCT. During the prior year quarter, brokered ammonia sales of $2.6 million and purchases of $2.7 million resulted in a $.1 million net trading loss. During the six-month period ended December 31, 1997, brokered ammonia sales of $8.9 million and purchases of $9.3 million resulted in a $.4 million net trading loss. The Company brokered approximately 20,000 short tons in the prior year quarter and approximately 60,000 short tons during the prior year six-month period. The Company suspended brokering activities in the current year due to prevailing market conditions.

      COST OF PRODUCTS SOLD. Cost of products sold decreased to $82.6 million for the quarter ended December 31, 1998, from $101.1 million for the quarter ended December 31, 1997. As a percentage of net sales, cost of products sold decreased to 87% from 89%, primarily the result of lower nitrogen and phosphate costs per ton during the current year quarter that were partially offset by lower sales prices for the Company's nitrogen products during the current quarter. The Company's lower nitrogen costs per ton were achieved through lower natural gas costs as well as lower maintenance and labor costs during the current year. During the prior year, the Company incurred higher maintenance and labor costs at the Company's Donaldsonville, Louisiana, nitrogen facility as a result of a scheduled maintenance turnaround. During the current year quarter, DAP costs per ton decreased 17%, primarily as a result of insurance proceeds received for DAP inventory damaged by the hurricane and lower raw material costs for ammonia. This decrease was partially offset by higher phosphate rock costs. These costs increased due to the pricing formula in the Company's phosphate rock supply contract that is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of the Company's phosphate operations. Potash costs per ton decreased 2% during the current quarter as compared to the prior year quarter. This decrease was primarily the result of the Company's suspension of operations at the higher cost Eddy mining and production facilities in early December 1997. During the current quarter, the Company did experience improved operations at the East mine; however, these improvements were offset by lower production rates at the Company's West mine. These lower rates were the result of declines in ore grade as well as losses related to downtime associated with the expansion currently underway.

      For the six months ended December 31, 1998, cost of products sold decreased to $166.7 million from $189.8 million for the six months ended December 31, 1997. As a percentage of net sales, cost of products sold decreased to 84% from 86%. This decrease in cost of products sold,as a percentage of net sales, is primarily the result of lower nitrogen costs per ton during the current year partially offset by lower sales prices for the Company's nitrogen products in the current year. The Company experienced lower costs per ton for its nitrogen products in the current year primarily through lower natural gas costs as well as lower maintenance and labor costs. During the prior year, the Company incurred higher maintenance and labor costs at the Company's Yazoo City, Mississippi, and Donaldsonville, Louisiana, nitrogen facilities as a result of scheduled maintenance turnarounds. DAP costs per ton decreased 7% during the current year, primarily the result of insurance proceeds for damaged inventory and lower raw material costs for ammonia. This decrease was partially offset by higher phosphate rock costs during the current year. Potash costs per ton decreased 6% during the current year. This decrease was primarily the result of the Company's suspension of operations at the higher cost Eddy mining and production facilities in early December 1997. During the current year, the Company did experience improved operations at the East mine; however, these improvements were offset by lower production rates at the Company's West mine. These lower rates were the result of declines in ore grade as well as losses related to downtime associated with the expansion currently underway.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $9.1 million for the quarter ended December 31, 1998, from $8.8 million for the quarter ended December 31, 1997. For the six months ended December 31, 1998, selling, general and administrative expenses increased to $18.8 million, from $17.7 million for the six months ended December 31, 1997. These increases were primarily the result of increased advertising and professional fees partially offset by decreased employee incentives related to income levels of the Company. As a percentage of net sales, selling, general and administrative expenses increased to 10% for the quarter ended December 31, 1998, from 8% for the quarter ended December 31, 1997. For the six-month period ended December 31, 1998, selling, general and administrative expenses, as a percentage of net sales, increased to 9% from 8% for the six-month period ended December 31, 1997.

      OPERATING INCOME. As a result of the above factors, operating income decreased to $3.1 million for the quarter ended December 31, 1998, from $3.7 million for the quarter ended December 31, 1997, a 17% decrease. For the six-month period ending December 31, 1998, operating income increased to $14.1 million from $12.6 million for the six-month period ending December 31, 1997, an 11% increase.

      INTEREST, NET. For the quarter ended December 31, 1998, net interest expense increased to $4.5 million from $2.6 million for the quarter ended December 31, 1997. For the six-month period ended December 31, 1998, net interest expense increased to $8.0 million from $4.6 million for the six-month period ended December 31, 1997. These increases in net interest expense were primarily due to increased interest costs resulting from higher borrowing levels at higher interest rates during the current year periods. Additionally, the Company capitalized $1.3 million and $2.3 million of its interest costs for the quarters ended December 31, 1998 and 1997, respectively, and $3.0 million and $4.3 million for the six-month periods ended December 31, 1998 and 1997, respectively.

      OTHER. For the quarter ended December 31, 1998, other income increased to $.7 million, compared to $.2 million for the quarter ended December 31, 1997. For the six-month period ended December 31, 1998, other expense was $22 thousand compared to other income of $.8 million for the six-month period ended December 31, 1997. These changes were primarily the result of lower earnings at the Company's unconsolidated affiliates during the current year periods partially offset by a net insurance recovery recorded during the Company's second fiscal quarter on the business interruption claim associated with Hurricane Georges at the Pascagoula, Mississippi, DAP facility.

      INCOME TAX (CREDIT) EXPENSE. For the quarter ended December 31, 1998, income tax credits were $.2 million compared to income tax expense of $1.0 million for the quarter ended December 31, 1997. For the six-month period ended December 31, 1998, income tax expense decreased to $2.3 million, from $4.0 million for the six-month period ended December 31, 1997. These decreases in tax expense were the result of lower earnings and a decrease in the Company's effective tax rate during the current year attributable to permanently reinvested foreign earnings.

      NET (LOSS) INCOME. As a result of the foregoing, the Company incurred a net loss of $.5 million for the quarter ended December 31, 1998, as compared to net income of $.4 million for the quarter ended December 31, 1997. For the six-month period ended December 31, 1998, net income decreased to $3.7 million from $4.7 million for the six-month period ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, the Company had cash and cash equivalents of $2.8 million, compared to $3.9 million at June 30, 1998, a decrease of $1.1 million.

      OPERATING ACTIVITIES. For the six months ended December 31, 1998, net cash used in operating activities was $43.1 million compared to $23.8 million for the six months ended December 31, 1997.

      INVESTING ACTIVITIES. Net cash provided by investing activities was $30.4 million for the six months ended December 31, 1998, and net cash used by investing activities was $60.6 million for the six months ended December 31, 1997. During the current year, the Company collected $54.6 million on a note receivable obtained during the prior year as a result of a sale of the Company's undeveloped phosphate rock property. During the current year period, capital expenditures were $21.7 million compared to $51.3 million during the prior year. The current year expenditures include approximately $10.1 million related to the Company's nitrogen expansion project at its Yazoo City facility and approximately $4.6 million related to the Company's potash production expansion project at its Carlsbad facilities. The remaining $7.0 million was for normal improvements and modifications to the Company's facilities. Investing activities for the current year period also included $3.4 million related to the Company's investment in Farmland MissChem Limited compared to $2.0 million during the prior year. For the six months ended December 31, 1997, the Company placed $8.3 million in restricted funds related to the issuance of industrial revenue bonds.

      FINANCING ACTIVITIES. Net cash provided by financing activities was $11.7 million for the six months ended December 31, 1998, compared to $80.4 million for the six months ended December 31, 1997. During the current year, the amounts provided by financing activities included $285.7 million in debt proceeds. These amounts were partially offset by $254.5 million in debt payments, $5.3 million in cash dividends, and $14.1 million for the purchase of treasury stock. During the prior year, the amounts provided by financing activities included $455.0 million in debt proceeds partially offset by $367.6 million in debt payments, $5.5 million in cash dividends and $1.5 million for the purchase of treasury stock.

      At December 31, 1998, the Company and its subsidiaries had unsecured revolving credit facilities with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $200.0 million. These facilities are five-year facilities which mature on November 25, 2002, and bear interest at the Prime Rate or at rates related to the London Interbank Offered Rate or Federal Funds Rate. At December 31, 1998, the Company had $121.9 million outstanding under these facilities. The Company also has available a separate $5.0 million short-term line of credit which is not part of the facilities mentioned above. There were no outstanding borrowings under this commitment at December 31, 1998.

      The Company believes that existing cash, cash generated from operations, and current lines of credit will be sufficient to satisfy its financing requirements for its operations and its capital projects through fiscal 1999 and the foreseeable future. The Company estimates its capital expenditure requirements for the remainder of fiscal 1999 to be approximately $20.0 million, which includes completion of the current potash expansion project and normal improvements and modifications to the Company's facilities.


YEAR 2000

      The Company has formed a Year 2000 Committee (the "Committee") which has substantially completed the assessment of its computer systems, including the systems involved in the operation of its manufacturing facilities, to identify to what extent the Company could be affected by the "Year 2000" issue. The Company expects to complete the system replacement and testing at its facilities by October 31, 1999. As of December 31, 1998, the Company has spent approximately $.1 million and estimates that it will spend an additional $.5 million to address both its information technology ("IT") and non-IT systems. The Company is also assessing Year 2000 issues in relation to its customers, suppliers and creditors to determine whether Year 2000 problems of any such third parties may materially affect the Company. This assessment should be completed by March 31, 1999. Since the ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside the Company's control, there can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business operations and financial condition.

      Although no one can accurately predict how many Year 2000 related failures will occur or the severity, duration or financial consequences of such failures, it is possible that the Company could sustain what is expected to be nonmaterial operational inconveniences and inefficiencies and be involved in nonmaterial business disputes related to the Company or one of its vendor's or customer's inability to carry out certain contractual obligations. The Committee is working with an outside consultant to oversee its efforts on Year 2000 issues and assist in developing a contingency plan by April 30, 1999, to be implemented if its efforts to identify and correct Year 2000 problems are not successful.

FORWARD-LOOKING STATEMENTS

      Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements." Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond the Company's ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results, include, but are not limited to, the relative unpredictability of international and local economic conditions, changes in matters which affect the supply and demand of fertilizer products, weather, the volatility of the natural gas market, environmental regulation, price competition from both domestic and international competitors, possible delays incompleting and obtaining production from new or expanded facilities, and other important factors affecting the fertilizer industry and the Company as detailed under "Outlook and Uncertainties" and elsewhere in the Company's most recent annual report on Form10-K for the year ended June 30, 1998, which is on file with the Securities and Exchange Commission.


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

     At June 30, 1998, the Company had a note receivable in the amount of $54.6 million related to the sale of the Company's phosphate rock properties. In August 1998, this note was paid in full and canceled. At December 31, 1998, the Company believes that the fair value of its fixed rate long-term debt and interest rate swap agreements had increased during the current fiscal year as a result of volatility in interest rates during the year.

     The Company uses natural gas futures contracts to reduce the impact of changes in gas prices. A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from these instruments. The fair value of open contracts is calculated by valuing each position using quoted market prices. Market risk is the potential loss in fair value as a result of a 10% adverse change in such prices. The Company estimates this change in prices would reduce the fair value of open contracts by $3.6 million at December 31, 1998.

     For more information about how the Company manages specific risk exposures, see Note 14 - Hedging Activities, and Note 7 - Credit Agreements and Long-Term Debt, in the Company's Notes to Consolidated Financial Statements contained in the Annual Report for the fiscal year ended June 30, 1998.


PART II - OTHER INFORMATION:

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
                                    MISSISSIPPI CHEMICAL CORPORATION

Date: January 26, 1999              /s/ Timothy A. Dawson
      ----------------              ------------------------
                                    Timothy A. Dawson
                                    Vice President - Finance

Date: January 26, 1999              /s/ Rosalyn B. Glascoe
      ----------------              ------------------------
                                    Rosalyn B. Glascoe
                                    Corporate Secretary