Form 10-Q
period 1999-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 1999-05-14
CIK 66895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

     (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1999

                                      OR

            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1999
                       Commission File Number 001-12217


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

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

            Class                                        Number of Shares
            -----                                        ----------------
            Common Stock, $0.01 par value                      26,131,917

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX
                                                                          Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION:

       Item 1. Financial Statements

               Consolidated Statements of Income                             3
                  Three months ended March 31, 1999 and 1998, and
                  Nine months ended March 31, 1999 and 1998

               Consolidated Balance Sheets
                  March 31, 1999 and June 30, 1998                       4 - 5

               Consolidated Statements of Shareholders' Equity               6
                  Fiscal Year Ended June 30, 1998 and
                  Nine months ended March 31, 1999

               Consolidated Statements of Cash Flows                         7
                  Nine months ended March 31, 1999 and 1998

               Notes to Consolidated Financial Statements               8 - 10

       Item 2. Management's Discussion and Analysis of Results
               of Operations and Financial Condition                   11 - 24

       Item 3. Quantitative and Qualitative Disclosure About
               Market Risk                                                  25

PART II.  OTHER INFORMATION:

       Item 6. Exhibits and Reports on Form 8-K                             26

       Signatures                                                           26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                            Three months ended         Nine months ended
                                  March 31,                March 31,
                            --------------------     --------------------
                              1999        1998         1999        1998
                            --------    --------     --------    --------
                               (In thousands, except per share data)
Revenues:
  Net sales                 $140,604    $118,035     $340,158    $338,481
  Trading loss on
    brokered product            -           (348)        -           (701)
                            --------    --------     --------    --------
                             140,604     117,687      340,158     337,780
Operating expenses:
  Cost of products sold      136,033     104,947      302,704     294,746
  Selling, general and
    administrative            10,557       9,063       29,361      26,724
                            --------    --------     --------    --------
                             146,590     114,010      332,065     321,470
                            --------    --------     --------    --------
Operating (loss) income       (5,986)      3,677        8,093      16,310

Other (expense) income:
  Interest, net               (5,300)     (3,537)     (13,331)     (8,181)
  Other                          363         630          344       1,406
                            --------    --------     --------    --------
(Loss) income before
  income taxes               (10,923)        770       (4,894)      9,535

Income tax (credit) expense   (4,792)        327       (2,498)      4,360
                            --------    --------     --------    --------
Net (loss) income           $ (6,131)   $    443     $ (2,396)   $  5,175
                            ========    ========     ========    ========
Earnings (loss) per share -
  basic and diluted
  (see Note 2)              $  (0.23)   $   0.02     $  (0.09)   $   0.19
                            ========    ========     ========    ========

[FN]
  The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                               March 31,          June 30,
                                                 1999               1998
                                               ---------          --------
                                          (In thousands, except per share data)
Current assets:
  Cash and cash equivalents                     $  2,365          $  3,857
  Accounts receivable, net                        80,276            51,532
  Note receivable due within one year               -                9,500
  Inventories:
    Finished products                             36,768            24,959
    Raw materials and supplies                     6,603             5,894
    Replacement parts                             36,223            34,576
                                                --------          --------
       Total inventories                          79,594            65,429

  Prepaid expenses and other current assets       13,289             6,636
  Deferred income taxes                            3,727             3,767
                                                --------          --------
       Total current assets                      179,251           140,721

  Investments in affiliates                       76,939            73,073
  Note receivable                                   -               45,125
  Other assets                                    12,635            16,227
  Property, plant and equipment, at cost         820,681           795,332
    less accumulated depreciation,
    depletion and amortization                  (353,738)         (334,491)
                                                --------          --------
       Net property, plant and equipment         466,943           460,841

  Goodwill, net of accumulated amortization      172,908           176,345
                                                --------          --------
                                                $908,676          $912,332
                                                ========          ========

[FN]
  The accompanying notes are an integral part of these consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31,          June 30,
                                               1999               1998
                                            ---------           --------
                                       (In thousands, except per share data)
Current liabilities:
  Long-term debt due within one year         $     12           $    114
  Accounts payable                             54,665             58,089
  Accrued liabilities                          15,532             15,156
  Income taxes payable                           -                 3,276
                                             --------           --------
       Total current liabilities               70,209             76,635

Long-term debt                                325,444            304,705

Other long-term liabilities and
  deferred credits                             16,735             17,481

Deferred income taxes                          72,234             64,986

Shareholders' equity:
  Common stock ($.01 par; authorized
    100,000 shares; issued 27,976)                280                280
  Additional paid-in capital                  305,901            305,901
  Retained earnings                           147,452            157,800
  Treasury stock, at cost
    (1,844 and 736 shares)                    (29,579)           (15,456)
                                             --------           --------
                                              424,054            448,525
                                             --------           --------
                                             $908,676           $912,332
                                             ========           ========

[FN]
       The accompanying notes are an integral part of these consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 MARCH 31, 1999
                                  (Unaudited)

                                  Additional
                          Common   Paid-In    Retained   Treasury
                          Stock    Capital    Earnings     Stock     Total
                         -------  ----------  --------   --------  --------
(In thousands)
Balances, July 1, 1997    $  280    $305,901  $145,827   $(12,579) $439,429
  Net income                 -          -       22,974       -       22,974
  Cash dividends paid        -          -      (10,948)      -      (10,948)
  Treasury stock, net        -          -          (53)    (2,877)   (2,930)
                          ------    --------  --------   --------  --------
Balances, June 30, 1998      280     305,901   157,800    (15,456)  448,525
  Net loss                   -          -       (2,396)      -       (2,396)
  Cash dividends paid        -          -       (7,952)      -       (7,952)
  Treasury stock, net        -          -         -       (14,123)  (14,123)
                          ------    --------  --------   --------   --------
Balances, March 31, 1999  $  280    $305,901  $147,452   $(29,579)  $424,054
                          ======    ========  ========   ========   ========

[FN]
       The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               Nine months ended March 31,
                                                  1999             1998
                                               ---------        ---------
                                                     (In thousands)
Cash flows from operating activities:
  Net (loss) income                             $ (2,396)        $  5,175
  Reconciliation of net (loss) income
    to net cash used in operating
    activities:
      Net change in operating assets
        and liabilities                          (55,853)         (33,111)
      Depreciation, depletion and
        amortization                              31,222           27,388
      Deferred income taxes                        7,287            2,934
      Other                                        3,261           (3,127)
                                                --------         --------
Net cash used in operating activities            (16,479)            (741)
                                                --------         --------

Cash flows from investing activities:
  Purchase of property, plant and equipment      (33,984)         (73,842)
  Investment in Farmland MissChem Limited         (3,358)          (3,110)
  Net change in restricted funds                   1,170           (5,019)
  Collection on note receivable                   54,625             -
  Other                                           (1,989)           1,115
                                                --------         --------
Net cash provided by (used in)
  investing activities                            16,464          (80,856)
                                                --------         --------
Cash flows from financing activities:
  Debt proceeds                                  402,250          532,692
  Debt payments                                 (381,652)        (442,606)
  Cash dividends paid                             (7,952)          (8,214)
  Purchase of treasury stock                     (14,123)          (1,483)
                                                --------         --------
Net cash (used in) provided by
  financing activities                            (1,477)          80,389
                                                --------         --------
Net decrease in cash and cash equivalents         (1,492)          (1,208)

Cash and cash equivalents - beginning of period    3,857            8,159
                                                --------         --------
Cash and cash equivalents - end of period       $  2,365         $  6,951
                                                ========         ========

[FN]
       The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Mississippi Chemical Corporation and its subsidiaries ("the Company") have been prepared by the Company, without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the nine-month periods ended March 31, 1999 and 1998, the Company's financial position at March 31, 1999 and June 30, 1998, the cash flows for the nine months ended March 31, 1999 and 1998, and the consolidated statements of shareholders' equity as of March 31, 1999. In the opinion of management, these adjustments are of a normal recurring nature which are necessary for a fair presentation of the financial position and results of operations for the interim periods. The Company has reclassified certain prior year information to conform with the current year's presentation. Effective July 1, 1998, the Company changed its presentation of delivery costs from a component of selling expenses to a component of net sales on its statements of income. This change was made to conform to industry practice so that the Company can be more readily compared to its peer group. The Company has restated its prior year statements of income for this change.

     Certain notes and other information have been condensed or omitted in the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Form 10-K and the consolidated financial statements and notes thereto included in the Company's June 30, 1998, audited financial statements.

     Due to the seasonal nature of the Company's business, the results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." As a result, the Company's basic and diluted earnings per share amounts for the three-month and the nine-month periods ended March 31, 1999, have been calculated in accordance with SFAS No. 128. Similarly, earnings per share amounts reported for the three-month and the nine-month periods ended March 31, 1998, have been restated to comply with this Statement.

     The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                     Three months ended    Nine months ended
                                          March 31,             March 31,
                                     ------------------    -----------------
                                       1999      1998        1999     1998
                                     --------  --------    -------- --------
                                                 (In thousands)
Weighted average common shares
  outstanding, net of treasury
  shares, for basic earnings
  per share                           26,132     27,335      26,470    27,372
Common stock equivalents for
  employee stock options                -            31        -           39
                                      ------     ------      ------    ------
Weighted average common shares
  outstanding for diluted earnings
  per share                           26,132     27,366      26,470    27,411
                                      ======     ======      ======    ======

      Options outstanding for the three-month and the nine-month periods ended March 31, 1999, were not included in the computation of diluted earnings per share as a result of the options' exercise prices being greater than the average market price for common shares and, therefore, would not have been dilutive.

      In January 1999, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share for the three-month period ending December 31, 1998. This dividend was paid on February 25, 1999, to holders of record on February 11, 1999. In April 1999, the Company's board of directors declared a regular quarterly cash dividend of $0.10 per common share for the three-month period ending March 31, 1999. This dividend will be paid on May 25, 1999, to holders of record on May 10, 1999.


NOTE 3 - CAPITAL PROJECTS

      In late fiscal 1996, the Company began an expansion project, originally estimated to cost $130.0 million, at its nitrogen fertilizer manufacturing facilities at Yazoo City. The project included the addition of a 650-ton-per-day nitric acid plant, a 500-ton-per-day ammonia plant and modifications to increase its ammonium nitrate capacity. The nitric acid plant was completed and placed in service in March 1998. The Company completed certain modifications to its ammonium nitrate plant in July 1998, which increased its capacity to 900,000 tons per year. The Company has not yet decided to implement additional modifications to the plant, which were originally estimated to cost $13.0 million, and would increase the ammonium nitrate capacity by an additional 50,000 tons per year. The ammonia plant, which was scheduled to be completed in the summer of 1998, was completed and placed in service in March 1999. As of March 31, 1999, the Company had spent approximately $113.0 million on this expansion project.

      In late fiscal 1998, the Company began an expansion project, estimated to cost approximately $8.0 million, at its potash facilities in Carlsbad, New Mexico. This expansion, which was placed in service during the current year quarter, increased the Company's red granular production capacity from 445,000 to 545,000 tons-per-year, and increased its storage capacities by 30,000 tons. The Company now has approximately 1,100,000 tons per year of combined potash production capacity from its two operating mines. As of March 31, 1999, the Company had spent approximately $6.1 million on this expansion project.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 1998.

     Consistent with the historical nature of the Company's business, the usage of fertilizer in the Company's trade territory is highly seasonal, and the Company's quarterly results reflect the fact that significantly more fertilizer is sold during the last four months of the Company's fiscal year (March through June). Since interim period operating results reflect the seasonal nature of the Company's business, they may not necessarily be indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year due to a number of factors, including mechanical failures in production facilities, scheduled maintenance turnarounds, world market conditions of supply and demand, and weather-related shifts in planting schedules and purchase patterns. The Company incurs substantial expenditures for fixed costs and inventory throughout the year.

     The Company's results for the quarter ended March 31, 1999, reflect continued weak pricing for the Company's nitrogen products. Recent global capacity additions, growing producer stocks and pricing uncertainties in the marketplace caused nitrogen prices to decline in the current year. Early in the quarter, ammonia and urea prices reached their lowest levels in several years. By late February and early March, several plant outages around the globe, combined with the onset of seasonal demand, resulted in a nominal increase in nitrogen prices. The Company's average nitrogen sales price decreased 18% during the current quarter as compared to the prior year quarter. Phosphate sales prices increased 4% during the current quarter as compared to the prior year quarter as a result of increased domestic sales. Potash sales prices increased 2% during the current year quarter. The results for the current year quarter also include an after-tax charge of $600,000, or $.02 per share, related to the write-off of start-up costs at the Company's 50-50 joint venture ammonia plant in Trinidad in accordance with the early adoption of a change in accounting principle. These costs are included as a component of cost of products sold in the consolidated statement of income.

     During the current year quarter, sales volumes for the Company's nitrogen products increased 32% over prior year levels. Ammonia sales volumes increased 30% in the current year, primarily the result of additional tons available for sale from the Company's 50-50 joint venture ammonia plant in Trinidad. The Company purchases one-half of the product produced at this plant. This increase was partially offset by lost production associated with downtime at one of the Company's ammonia plants located in Donaldsonville, Louisiana.
This plant was down forty-two days due to a scheduled maintenance turnaround, which was extended to implement improvements in production capacity. In addition, the Trinidad ammonia plant was down from February 26 through April 6 to correct operational problems. Sales volumes for ammonium nitrate, urea and nitrogen solutions increased 37%, 28% and 39%, respectively, during the current year quarter primarily as a result of selling inventories as the spring planting season approached. Inventories increased significantly during the first half of the fiscal year as buyers delayed purchasing decisions due to pricing uncertainties. Phosphate sales volumes increased 44% during the current year quarter due to additional tons available for sale through increased production in the current year associated with an expansion completed in the prior year. During the prior year, the Company experienced production losses associated with the implementation of the expansion project as well as a maintenance turnaround. Potash sales volumes increased 15% during the current year quarter as a result of favorable weather conditions in the Company's trade area as well as customers purchasing product ahead of announced price increases. The Company also shipped more potash tons into export markets during the current year quarter as compared to the prior year quarter.

     During the current year quarter, nitrogen costs per ton declined 2%, primarily the result of lower natural gas costs. DAP costs per ton decreased 5% during the current year quarter, primarily as a result of lower maintenance and labor costs, as well as reduced water treatment costs in the current year. In addition, the Company incurred lower costs per ton in the current year as a result of increased production in the current year associated with an expansion completed in April 1998. Potash costs per ton increased 8% during the current year quarter. This increase was primarily the result of lower production rates at the Company's West mine. These lower production rates were the result of losses related to a fifteen-day downtime associated with the expansion completed during the current year quarter as well as declines in ore grade. These higher costs per ton were partially offset by improved operations at the Company's East mine during the current year.

     On September 27, 1998, the Company's Pascagoula, Mississippi, DAP production facility was shut down as a result of damage caused by Hurricane Georges. The facility was shut down for 22 days, and approximately 54,000 tons of DAP inventory on hand was damaged. The damaged property and inventory were insured, subject to a $250,000 deductible, as were all business interruption losses in excess of ten days. As of March 31, 1999, the Company had recorded, as a component of its cost of products sold, net insurance proceeds for the damaged inventory of approximately $1.4 million. The Company had also recorded, as a component of other income, a net insurance recovery on the business interruption claim of approximately $600,000. Management is continuing to quantify its insurance claim related to the involuntary conversion of property damaged by the hurricane. After completing this evaluation, the value of the damaged property and subsequent reimbursement through insurance proceeds will be treated as a sale of assets. As such, a gain will be recorded and included as other income in the Company's consolidated statement of income at June 30, 1999. The gain will be based on the difference in the carrying value of those assets and the insurance proceeds received.

     Farmland MissChem Limited ("Farmland MissChem"), the Company's 50-50 joint venture anhydrous ammonia plant located in Point Lisas, The Republic of Trinidad and Tobago, achieved operational status in late July 1998. The Company had recorded $280,000 in equity income from Farmland MissChem as of March 31, 1999. This income was recorded by the Company as a reduction in its cost of products sold in the Company's consolidated statement of income. The Company purchases one-half of the product produced at Farmland MissChem at a discount to market subject to a minimum price. During the three-month and the nine-month periods ended March 31, 1999, these purchases were at the minimum price.

     Looking forward, the key issue for the Company is still the direction of nitrogen prices. The most significant factors affecting pricing of nitrogen products are Chinese purchasing practices, Russian production and pricing policies, and the impact of recent global capacity expansions. As we move into the fourth fiscal quarter, weak nitrogen market fundamentals have caused a softening of nitrogen prices from those experienced in late March. Based on the current market outlook, low nitrogen prices will continue to have a negative impact on the Company.

     In authorizations granted in May 1995, March 1996, and September 1998, the Board of Directors authorized the purchase of up to 8,000,000 shares of the Company's common stock in the open market, in privately negotiated transactions or otherwise at prices and at times determined by the Company to be appropriate. As of March 31, 1999, the Company had repurchased a total of 3,700,009 shares pursuant to those authorizations. The unused authorization to repurchase 4,299,991 shares remains available to the Company.


RESULTS OF OPERATIONS

     Following are summaries of the Company's sales results by product categories:

                                  Three months ended      Nine months ended
                                      March 31,               March 31,
                                  ------------------     -------------------
                                    1999      1998         1999       1998
                                  --------  --------     --------   --------
Net Sales (in thousands):
  Nitrogen                        $ 74,470  $ 68,475     $174,253   $183,277
  DAP                               38,329    25,641       96,859     87,520
  Potash                            27,305    23,256       67,829     66,119
  Other                                500       663        1,217      1,565
                                  --------  --------     --------   --------
        Net Sales                 $140,604  $118,035     $340,158   $338,481
                                  ========  ========     ========   ========

                                  Three months ended      Nine months ended
                                       March 31,              March 31,
                                 -------------------     -------------------
                                   1999       1998         1999       1998
                                 --------   --------     --------   --------
Tons Sold (in thousands):
  Nitrogen:
    Ammonia                          202        155          606        466
    Ammonium nitrate                 289        212          510        468
    Urea                             198        155          421        372
    Nitrogen solutions               212        152          296        266
    Nitric acid                       14         17           46         39
                                    ----       ----        -----      -----
        Total Nitrogen               915        691        1,879      1,611

  DAP                                222        155          554        517
  Potash                             290        253          735        770

                                  Three months ended      Nine months ended
                                       March 31,              March 31,
                                 -------------------      -----------------
                                   1999       1998          1999     1998
                                 --------   --------      -------   -------

Average Sales Price Per Ton:
  Nitrogen                         $  81      $  99        $  93      $ 114
  DAP                              $ 172      $ 166        $ 175      $ 169
  Potash                           $  94      $  92        $  92      $  86


      NET SALES. Net sales increased 19% to $140.6 million for the quarter ended March 31, 1999, from $118.0 million for the quarter ended March 31, 1998. This increase was primarily the result of higher sales volumes in the current year for the Company's nitrogen, DAP and potash products partially offset by lower sales prices for the Company's nitrogen products. During the current year quarter, sales volumes for ammonia, ammonium nitrate, urea and nitrogen solutions increased 30%, 37%, 28% and 39%, respectively, resulting in a 32% increase in total nitrogen sales volume. The increase in ammonia sales volumes is primarily due to the additional tons available for sale from Farmland MissChem, which began operating in the first quarter of the current fiscal year. This increase was partially offset by lost production associated with downtime at one of the Company's ammonia plants located in Donaldsonville, Louisiana. This plant was down forty-two days due to a scheduled maintenance turnaround which was extended to implement improvements in production capacity. In addition, the Trinidad ammonia plant was down from February 26th through April 6 to correct operational problems. The increased sales volumes for ammonium nitrate, urea and nitrogen solutions were due to the sale of tons from inventories as the spring planting season approached. Inventories increased significantly during the first half of the fiscal year as buyers delayed purchasing decisions due to pricing uncertainties. The Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 28%, 12%, 17% and 12%, respectively, during the current year quarter resulting in an 18% reduction in the weighted average price per ton of nitrogen when compared to the prior year quarter. During the current year quarter, DAP sales increased 49% compared to the prior year quarter due to a 44% increase in sales volumes and a 4% increase in sales prices. DAP sales volumes increased primarily as a result of additional tons available for sale through increased production in the current year associated with an expansion completed at the Company's DAP facility in the prior year. Additionally, during the prior year, the Company experienced production losses associated with a scheduled maintenance turnaround and the implementation of the expansion project. The increase in DAP sales prices occurred as a result of increased domestic sales in the current year.
Potash sales increased 17% during the current year quarter as compared to the prior year quarter as a result of a 15% increase in sales volumes and a 2% increase in sales prices in the current year. Potash sales volumes increased as a result of favorable weather conditions in the Company's trade area as well as customers purchasing product ahead of announced price increases. The Company also shipped more potash tons into export markets in the current year quarter as compared to the prior year quarter.

      Net sales increased .5% to $340.2 million for the nine months ended March 31, 1999, from $338.5 million for the nine months ended March 31, 1998. This increase was primarily the result of higher sales volumes for the Company's nitrogen and DAP products, offset by lower sales prices in the current year for the Company's nitrogen products. During the current year, nitrogen fertilizer sales volumes increased 17%, primarily the result of increased sales volumes for ammonia. Ammonia sales volumes increased 30% during the current year due to the additional tons available for sale from Farmland MissChem. The Company's sales prices for its anhydrous ammonia, ammonium nitrate, urea and nitrogen solutions decreased 29%, 11%, 14% and 16%, respectively, during the current year resulting in an 18% reduction in the weighted average price per ton of nitrogen when compared to the prior year. During the current year, DAP sales increased 11% compared to the prior year due to a 7% increase in sales volumes and a 3% increase in sales prices. DAP sales volumes increased as a result of additional tons available for sale through increased production in the current year associated with an expansion completed in the prior year. This increase was partially offset by lost production in the current year as a result of damage to the Company's production facility caused by Hurricane Georges in late September. The plant did not produce for approximately 22 days during the current year, and approximately 54,000 tons of DAP inventory was damaged by the hurricane. Potash sales increased 3% during the current year as compared to the prior year as a result of a 7% increase in sales prices partially offset by a 5% decrease in the sales volumes. Sales volumes decreased in the current year as a result of reduced product availability due to the suspension of operations at the Company's Eddy potash mine and refinery in December 1997, as well as lost production associated with the expansion completed in the third quarter of the current fiscal year.

      TRADING LOSS ON BROKERED PRODUCT. During the prior year quarter, brokered ammonia sales of $4.3 million and purchases of $4.6 million resulted in a $348,000 net trading loss. During the nine-month period ended March 31, 1998, brokered ammonia sales of $13.2 million and purchases of $13.9 million resulted in a $701,000 net trading loss. The Company brokered approximately 39,000 short tons in the prior year quarter and approximately 100,000 short tons during the prior year nine-month period. The Company is not engaging in brokering activities in the current year.

      COST OF PRODUCTS SOLD. Cost of products sold increased to $136.0 million for the quarter ended March 31, 1999, from $104.9 million for the quarter ended March 31, 1998. As a percentage of net sales, cost of products sold increased to 97% during the current year quarter from 89% during the prior year quarter. This increase was primarily the result of lower sales prices for the Company's nitrogen products and higher costs per ton for the Company's potash products partially offset by lower costs per ton for the Company's nitrogen and DAP products. The Company's lower nitrogen costs per ton were achieved primarily through lower natural gas costs. During the current year quarter, DAP costs per ton decreased 5%, primarily the result of lower maintenance and labor costs, as well as reduced water treatment costs in the current year. During the prior year, the Company experienced higher maintenance and labor costs due to a scheduled maintenance turnaround at one of its sulfuric acid plants at its Pascagoula, Mississippi, DAP facility. During the prior year, the Company also experienced higher water treatment costs due to abnormally high rainfall levels. In addition, the Company incurred lower costs per ton in the current year as a result of increased production in the current year associated with an expansion completed in April 1998. During the current year quarter, lower raw material costs for ammonia and sulfur were offset by higher raw material costs for phosphate rock and sulfuric acid. Potash costs per ton increased 8% during the current year quarter as compared to the prior year quarter. This increase was primarily the result of lower production rates at the Company's West mine. These lower rates were the result of losses related to a fifteen-day downtime associated with the expansion completed during the current year quarter as well as declines in ore grade. These higher costs per ton were partially offset by improved operations at the Company's East mine during the current year.

      Cost of products sold increased to $302.7 million for the nine months ended March 31, 1999, from $294.7 million for the nine months ended March 31, 1998. As a percentage of net sales, cost of products sold increased to 89% from 87%, primarily the result of lower sales prices for the Company's nitrogen products partially offset by lower nitrogen and DAP costs per ton during the current year. The Company's lower nitrogen costs per ton were achieved through lower natural gas costs as well as lower maintenance and labor costs during the current year. During the prior year, the Company incurred higher maintenance and labor costs at the Company's Yazoo City, Mississippi, nitrogen facility as a result of a scheduled maintenance turnaround. During the current year, DAP costs per ton decreased 7%, primarily the result of insurance proceeds from damaged inventory and lower raw material costs for ammonia and sulfur. The Company also incurred lower maintenance and labor costs in the current year as a result of maintenance turnarounds at its sulfuric acid plants in the prior year. These lower costs were partially offset by higher raw material costs for phosphate rock and sulfuric acid in the current year. In addition, the Company incurred lower costs per ton in the current year as a result of increased production in the current year associated with an expansion completed in April 1998. Potash costs per ton decreased 1% during the current year as compared to the prior year. This decrease was primarily the result of improved operations at the Company's East mine as well as the suspension of operations at the higher cost Eddy mining and production facilities in early December 1997. These decreases were partially offset by lower production rates at the Company's West mine. These lower rates were the result of losses related to downtime associated with the expansion completed in the Company's third fiscal quarter as well as declines in ore grade.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $10.6 million for the quarter ended March 31, 1999, from $9.1 million for the quarter ended March 31, 1998. This increase was primarily the result of increased professional fees in the current year quarter. As a percentage of net sales, selling, general and administrative expenses was 8% for the quarters ended March 31, 1999 and 1998. For the nine months ended March 31, 1999, selling, general and administrative expenses increased to $29.4 million, from $26.7 million for the nine months ended March 31, 1998. This increase was primarily the result of increased professional fees and advertising costs in the current year. As a percentage of net sales, selling, general and administrative expenses increased to 9% for the nine months ended March 31, 1999, from 8% for the nine months ended
March 31, 1998.

      OPERATING (LOSS) INCOME. As a result of the above factors, the Company incurred an operating loss of $6.0 million for the quarter ended March 31, 1999, compared to operating income of $3.7 million for the quarter ended March 31, 1998. For the nine-month period ending March 31, 1999, operating income decreased to $8.1 million from $16.3 million for then nine-month period ending March 31,1998, a 50% decrease.

      INTEREST, NET. For the quarter ended March 31, 1999, net interest expense increased to $5.3 million from $3.5 million for the quarter ended March 31, 1998. For the nine-month period ended March 31, 1999, net interest expense increased to $13.3 million from $8.2 million for the nine-month period ended March 31, 1998. These increases in net interest expense were primarily due to increased interest costs resulting from higher borrowing levels during the current year periods. Additionally, the Company capitalized $839,000 and $2.3 million of its interest costs for the quarters ended March 31, 1999 and 1998, respectively, and $3.9 million and $6.6 million for the nine-month periods ended March 31,1999 and 1998, respectively.

      OTHER. For the quarter ended March 31, 1999, other income decreased to $363,000, compared to $630,000 for the quarter ended March 31, 1998. For the nine-month period ended March 31, 1999, other income decreased to $344,000, compared to $1.4 million for the nine-month period ended March 31, 1998. These decreases were primarily the result of lower earnings at the Company's unconsolidated affiliates during the current year periods. For the nine-month period ended March 31, 1999, this decrease was partially offset by a net insurance recovery recorded on the business interruption claim associated with Hurricane Georges at the Pascagoula, Mississippi, DAP facility.

      INCOME TAX (CREDIT) EXPENSE. For the quarter ended March 31, 1999, income tax credits were $4.8 million compared to income tax expense of $327,000 for the quarter ended March 31, 1998. For the nine-month period ended
March 31, 1999, income tax credits were $2.5 million compared to income tax expense of $4.4 million for the nine-month period ended March 31, 1998.
These decreases in tax expense were primarily the result of lower earnings.

      NET (LOSS) INCOME. As a result of the foregoing, the Company incurred a net loss of $6.1 million for the quarter ended March 31, 1999, as compared to net income of $443,000 for the quarter ended March 31, 1998. For the nine-month period ended March, 31, 1999, the Company incurred a net loss of $2.4 million, as compared to net income of $5.2 million for the nine-month period ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, the Company had cash and cash equivalents of $2.4 million, compared to $3.9 million at June 30, 1998, a decrease of $1.5 million.

      OPERATING ACTIVITIES. For the nine months ended March 31, 1999, net cash used in operating activities was $16.5 million compared to $741,000 for the nine months ended March 31, 1998.

      INVESTING ACTIVITIES. Net cash provided by investing activities was $16.5 million for the nine months ended March 31, 1999, and net cash used by investing activities was $80.9 million for the nine months ended March 31, 1998. During the current year, the Company collected $54.6 million on a note receivable obtained during the prior year as a result of a sale of the Company's undeveloped phosphate rock property. During the current year period, capital expenditures were $34.0 million compared to $73.8 million during the prior year. The current year expenditures include approximately $12.9 million related to the Company's nitrogen expansion project at its Yazoo City facility and approximately $6.1 million related to the Company's potash production expansion project at its Carlsbad facilities. The remaining $15.0 million was for normal improvements and modifications to the Company's facilities. Investing activities for the current year period also included $3.4 million related to the Company's investment in Farmland MissChem Limited compared to $3.1 million during the prior year. For the nine months ended March 31, 1998, the Company placed $5.0 million in restricted funds related to the issuance of industrial revenue bonds and reduced those funds by $1.2 million for the nine months ended March 31, 1999.

      FINANCING ACTIVITIES. Net cash used by financing activities was $1.5 million for the nine months ended March 31, 1999, and net cash provided by financing activities was $80.4 million for the nine months ended March 31, 1998. During the current year,the amounts used by financing activities included $381.7 million in debt payments, $8.0 million in cash dividends, and $14.1 million for the purchase of treasury stock. These amounts were partially offset by $402.3 million in debt proceeds. During the prior year, the amounts provided by financing activities included $532.7 million in debt proceeds partially offset by $442.6 million in debt payments, $8.2 million in cash dividends and $1.5 million for the purchase of treasury stock.

      At December 31, 1998, the Company and its subsidiaries had unsecured revolving credit facilities with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $200.0 million. These facilities are five-year facilities which mature on November 25, 2002, and bear interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal
Funds Rate. At March 31, 1999, the Company had $111.4 million outstanding under these facilities.

      The Company believes that existing cash, cash generated from operations, and current lines of credit will be sufficient to satisfy its financing requirements for its operations and its capital projects through fiscal 1999 and the foreseeable future. The Company estimates its capital expenditure requirements for the remainder of fiscal 1999 to be approximately $6.0 million, which includes normal improvements and modifications to the Company's facilities.


YEAR 2000

      The Company has formed a Year 2000 Committee (the "Committee") which has substantially completed the assessment of its computer systems, including the systems involved in the operation of its manufacturing facilities, to identify to what extent the Company could be affected by the "Year 2000" issue. The Company expects to complete the system replacement and testing at its facilities by October 31, 1999. As of March 31, 1999, the Company has spent approximately $100,000 and estimates that it will spend an additional $500,000 to address both its information technology ("IT") and non-IT systems. The Company is also assessing Year 2000 issues in relation to its customers, suppliers and creditors to determine whether Year 2000 problems of any such third parties may materially affect the Company. This assessment was substantially complete at March 31, 1999. This assessment process will continue as there are parties that have provided incomplete information that warrants further investigation. Since the ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside the Company's control, there can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business operations and financial condition.

      Although no one can accurately predict how many Year 2000 related failures will occur or the severity, duration or financial consequences of such failures, it is possible that the Company could sustain what is expected to be nonmaterial operational inconveniences and inefficiencies and be involved in what is expected to be nonmaterial business disputes related to the Company or one of its vendor's or customer's inability to carry out certain contractual obligations. The Committee is working with an outside consultant to oversee its efforts on Year 2000 issues and assist in developing an initial contingency plan by July 31, 1999, to be implemented if its efforts to identify and correct Year 2000 problems are not successful. These contingency plans will continue to be improved and modified as our testing progresses and our critical vendors and suppliers provide us with updates regarding their progress towards Year 2000 compliance.


FORWARD-LOOKING STATEMENTS

      Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements." Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond the Company's ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results, include, but are not limited to, the relative unpredictability of international and local economic conditions, changes in matters which affect the supply and demand of fertilizer products, weather, the volatility of the natural gas market, environmental regulation, price competition from both domestic and international competitors, possible unscheduled plant outages, and other important factors affecting the fertilizer industry and the Company as detailed under "Outlook and Uncertainties" and elsewhere in the Company's most recent annual report on Form 10-K for the year ended June 30, 1998, which is on file with the Securities and Exchange Commission.


Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

     The Company is exposed to market risk, including changes in interest rates and commodity prices. To manage the volatility relating to these exposures, the Company enters into derivative transactions. The Company does not hold or issue derivative financial instruments for trading purposes. The Company maintains formal policies with respect to entering into and monitoring derivative transactions,and Company policy precludes management from entering into derivative transactions that would be deemed speculative positions.
The Company's derivative transactions are intended to hedge the future production and interest costs of the Company.

     At June 30, 1998, the Company had a note receivable in the amount of $54.6 million related to the sale of the Company's phosphate rock properties. In August 1998, this note was paid in full and canceled. At March 31, 1999, the Company believes that the fair value of its fixed rate long-term debt had increased during the current fiscal year as a result of volatility in interest rates during the year.

     The Company uses natural gas futures contracts to reduce the impact of changes in gas prices. A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from these instruments. The fair value of open contracts is calculated by valuing each position using quoted market prices. Market risk is the potential loss in fair value as a result of a 10% adverse change in such prices. The Company estimates this change in prices would reduce the fair value of open contracts by $3.5 million at March 31, 1999.

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

                                    MISSISSIPPI CHEMICAL CORPORATION


Date: May 13, 1999                  /s/ Timothy A. Dawson
      ------------                  -------------------------
                                    Timothy A. Dawson
                                    Senior Vice President and
                                    Chief Financial Officer


Date: May 13, 1999                  /s/ Rosalyn B. Glascoe
      ------------                  -------------------------
                                    Rosalyn B. Glascoe
                                    Corporate Secretary