Form 10-K
period 1999-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1999-09-28
CIK 66895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                           SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission File Number 0-20411

                        MISSISSIPPI CHEMICAL CORPORATION

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               MISSISSIPPI                                    64-0292638
--------------------------------------------------------------    ----------------------------------
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification Number)

              Highway 49 East, P.O. Box 388, Yazoo City, MS                     39194
-------------------------------------------------------------    ----------------------------------
                (Address of principal executive offices)                     (Zip Code)

          Registrant's telephone number, including area code:              (601) 746-4131
                                                                 ----------------------------------



                         Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class                             Name of each exchange on which registered
            -----------------------------------------               -----------------------------------------

               Common Stock, par value $.01                                  New York Stock Exchange

              Preferred Stock Purchase Rights                                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
===============================================================================
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At September 14, 1999, Mississippi Chemical Corporation had 26,140,275 shares of common stock, par value $0.01, outstanding. The Company estimates that the aggregate market value of the common stock on September 14, 1999 (based upon the closing price of the common stock on the New York Stock Exchange), held by nonaffiliates was approximately $206,672,000.
--------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 1999 (Item 1 in
Part I; Items 5, 6, 7, 7A and 8 in Part II; and Item 14 in Part IV).

Proxy Statement for Annual Meeting of Shareholders to be held on November 9, 1999 (Items 10, 11, 12 and 13 in Part III).

                                     PART I

ITEM 1.   BUSINESS

        Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was incorporated in Mississippi in September 1948 as the first fertilizer cooperative in the United States (the "Cooperative"). The address of the Company's principal executive office is Owen Cooper Administration Building, 3622 Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (662) 746-4131. The Company maintains a site on the World Wide Web at www.misschem.com. The term "Company" includes Mississippi Chemical Corporation, its subsidiaries and affiliates, Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Triad Nitrogen, L.L.C.; TNI Barge, Inc.; MCC Investments, Inc.; NSI Land Corporation; Mississippi Chemical Management Company; Mississippi Chemical Company, L.P.; Mississippi Chemical Holdings, Inc.; MissChem (Barbados) SRL; and MissChem Trinidad Limited. References to the Company's operations prior to July 1, 1994, refer to the Cooperative's operations.

        The principal business of the Cooperative was to provide fertilizer products to its shareholders pursuant to preferred patronage rights that gave the shareholders the right to purchase fertilizer products and receive a patronage refund on those purchases. On June 28, 1994, the shareholders of the Cooperative approved a plan of reorganization (the "Reorganization"), pursuant to which the Cooperative was merged into the Company. As a result of the Reorganization, the capital stock of the Cooperative was converted into common stock and/or cash, and the Company began to operate as a regular business corporation. Since the Reorganization, the Company has sold the fertilizer products produced at its facilities to agricultural and industrial customers around the world. Any reference to an industrial customer or user herein includes producers who convert products purchased from the Company to another fertilizer product.

        In December 1994, the Company entered into a 50-50 joint venture with Farmland Industries, Inc., known as Farmland MissChem Limited ("Farmland MissChem"), to construct and operate a 2,040-ton-per-day ammonia plant to be located near Point Lisas, The Republic of Trinidad and Tobago. Construction of the facility is complete, and the ammonia plant began producing commercial quantities in July 1998. The Company is obligated by contract to purchase one-half of the ammonia (approximately 350,000 tons per year) produced by the plant at a discount to market, subject to a minimum price.

        In August 1996, the Company entered into an agreement to acquire the fertilizer businesses of First Mississippi Corporation ("First Mississippi") in an all-stock merger transaction. The transaction was completed on December 24, 1996. The First Mississippi fertilizer operations primarily included a 50% interest in a facility that included an ammonia plant and a urea plant that at the time of the acquisition operated under the name Triad Chemical (the Company already owned the remaining 50% of Triad Chemical) and a stand-alone ammonia plant. These assets are located on contiguous property in Donaldsonville, Louisiana.

        In August 1996, the Company, through two subsidiaries of its wholly owned subsidiary Mississippi Potash, Inc., acquired substantially all of the assets (including the right to use the corporate names) of New Mexico Potash Corporation and Eddy Potash, Inc., from Trans-Resources, Inc. Since the acquisition, New Mexico Potash Corporation has been merged into Mississippi Potash, Inc. Eddy Potash, Inc., which operated as a wholly owned subsidiary of Mississippi Potash, Inc., suspended its mining and production operations on December 3, 1997. The Company is currently evaluating alternative methods of mining the Eddy Potash reserves. The original mine and refinery owned by Mississippi Potash, Inc., is now known as the "West Facility," and the former New Mexico Potash Corporation mine is known as the "East Facility."


                               OPERATING SEGMENTS

        We have three reportable operating segments: nitrogen, phosphates and potash. The amounts of revenue, operating profit or loss and identifiable assets attributable to each of our segments is set forth in our 1999 Annual Report to Shareholders under the caption "Note 12-Segment Information" contained in the "Notes to Consolidated Financial Statements," which information is incorporated herein by reference. Additional information about each operating segment is set forth below.

NITROGEN

  PRODUCTS

        The Company produces nitrogen products at its production facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana. The Company's principal nitrogen products include ammonia; fertilizer-grade ammonium nitrate, which is sold under the Company's trade name Amtrate(R); UAN solution, which is sold under the Company's trade name N-Sol(R); urea; and nitric acid. In fiscal 1999, the Company sold approximately 2.7 million tons of nitrogen products to fertilizer dealers and distributors and industrial users located primarily in the southern United States, as compared to approximately 2.5 million tons of nitrogen products in fiscal 1998. The increase in tons sold in fiscal 1999 is primarily due to the offtake of ammonia from Farmland MissChem and the ultimate sale of the ammonia by the Company. Sales of nitrogen products by the Company in fiscal 1999 were $245.4 million, which represented approximately 52% of net sales.

        Each of the Company's nitrogen products has its own distinct characteristics that produce agronomic preferences among end-users. Farmers determine which nitrogen product to apply based on the crop planted, soil and weather conditions, regional farming practices, and relative prices for nitrogen products.

        AMMONIA. The basic nitrogen product is anhydrous ammonia, which is a necessary raw material for the production of the Company's other nitrogen products. Anhydrous ammonia, which is 82% nitrogen, is the most concentrated nitrogen product available. It is synthesized as a gas under high temperature and pressure. The raw materials used to produce anhydrous ammonia are natural gas, atmospheric nitrogen, and steam.

        In fiscal 1999, the Company produced approximately 1,558,000 tons of anhydrous ammonia at its Yazoo City and Donaldsonville facilities and purchased approximately 275,000 tons pursuant to its contract with Farmland MissChem. In fiscal 1999, the Company sold approximately 788,000 tons of anhydrous ammonia as a raw material for industrial users and 31,000 tons as a primary fertilizer for direct application to crops. The balance of the anhydrous ammonia was consumed by the Company as a raw material to manufacture its other nitrogen products and DAP.

        AMMONIUM NITRATE. The Company is the largest manufacturer and marketer of agricultural-grade ammonium nitrate fertilizer in the United States. Ammonium nitrate, which is 34% nitrogen, is produced by reacting anhydrous ammonia and nitric acid. Ammonium nitrate is less subject to volatilization

(evaporation) losses than other nitrogen products. Due to its stable nature, ammonium nitrate is the product of choice for such uses as pastures and no-till row crops where fertilizer is spread upon the surface and is subject to volatilization losses. The use of conservation tillage, which reduces soil erosion, is increasing in the United States and should have a positive impact on ammonium nitrate demand.

        The Company produced approximately 771,000 tons of solid ammonium nitrate fertilizer at its Yazoo City facility in fiscal 1999. The Company sold approximately 765,000 tons of solid ammonium nitrate fertilizer and ammonium nitrate synthesis to fertilizer dealers and distributors in fiscal 1999. The solid ammonium nitrate produced by the Company is sold under the registered trade name Amtrate(R).

        UAN SOLUTION. The Company produced approximately 514,000 tons of UAN solution at its Yazoo City facility in fiscal 1999. The Company sold approximately 489,000 tons of UAN solution to fertilizer dealers and distributors in fiscal 1999 under the registered trade name N-Sol(R). N-Sol(R) is a 32% nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. N-Sol(R) is used as a direct application product for cotton, corn, grains, and pastures, as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial increase in the use of UAN solution as a part of the overall growth in the agricultural consumption of nitrogen products in the United States.

        UREA. In fiscal 1999, the Company produced approximately 544,000 tons of prilled urea and urea melt at its Donaldsonville facility. The Company sold approximately 378,000 tons of prilled urea and approximately 178,000 tons of urea melt in fiscal 1999. Urea is synthesized by the reaction of ammonia and carbon dioxide. At 46% nitrogen by weight, urea is the most concentrated form of dry nitrogen. Because urea undergoes a complex series of changes within the soil before the nitrogen it contains is ultimately converted into a form that can be used by plants, it is considered a long-lasting form of nitrogen. As a fertilizer product, urea is acceptable as both a direct-application material and as an ingredient in fertilizer blends. Approximately 62% of the Company's urea sales in fiscal 1999 were to industrial users and manufacturers of animal feeds. The remainder of the urea sales were to fertilizer dealers and distributors.

        NITRIC ACID. In fiscal 1999, the Company sold 54,000 tons of nitric acid produced at its Yazoo City facility to industrial users and used the balance of nitric acid produced in fiscal 1999 as a raw material for the production of Amtrate(R) and N-Sol(R). The Yazoo City facility produces more nitric acid than any other U.S. facility. Nitric acid is used to produce end products such as nylon fibers, polyurethane foams, rubber chemicals and specialty fibers.

  PRODUCTION AND PROPERTIES

        YAZOO CITY, MISSISSIPPI. The Yazoo City facility is a closely integrated, multiplant production complex located on approximately 1,180 acres. The complex includes two anhydrous ammonia plants, five nitric acid plants, an ammonium nitrate plant, two urea plants, and a UAN solution plant. One of the nitric acid plants and the second ammonia plant were added through a recently completed expansion project. The 650-ton-per-day nitric acid plant became operational in March 1998, while the 500-ton-per-day ammonia plant became operational in March 1999. The expansion project at the Yazoo City facility increased the Company's annual ammonia production capacity to approximately 710,000 tons, annual nitric acid production capacity to approximately 1,055,000 tons, and annual ammonium nitrate capacity to approximately 900,000 tons. The Company had also planned to make certain modifications to the ammonium nitrate plant which were expected to add an additional 50,000 tons of capacity. Those modification plans have been cancelled due to the current depressed prices for ammonium nitrate. The Company's annual UAN solution production capacity remains at 550,000 tons.

        The Yazoo City facility includes a 20.5 megawatt cogeneration facility that produces significant savings by the sequential generation of electricity and steam. The Yazoo City plant has direct access to barge, rail, and truck transportation and is strategically located for the purchase of competitively priced natural gas.

        DONALDSONVILLE, LOUISIANA. The Donaldsonville facility is a closely integrated, multiplant nitrogen complex located on approximately 740 acres fronting the Mississippi River at Donaldsonville, Louisiana, which produces anhydrous ammonia and urea. The facility includes two anhydrous ammonia plants with a combined annual production capacity of 1,080,000 tons and a urea plant with an annual production capacity of approximately 560,000 tons.

        The Donaldsonville facility has ready access to rail, truck, and ammonia pipeline transportation. The plant is also equipped with a deep-water port facility on the Mississippi River, allowing access to economical oceangoing vessel and barge transportation for its urea and ammonia products. The facility is well-positioned for the purchase of competitively priced natural gas.

        TRINIDAD. In fiscal 1999, the Company purchased approximately 275,000 tons of ammonia from the Farmland MissChem facility. This ammonia was used as a raw material for upgrading into finished fertilizer products at the Company's existing facilities and to meet the Company's contractual commitments to certain industrial customers.

  OTHER

        The Company also owns 9 ammonia barges, two UAN barges, and a 50% interest in an ammonia storage terminal in Pasadena, Texas.

  MARKETING AND DISTRIBUTION

        The Company sells its nitrogen products to fertilizer dealers and distributors as well as industrial users located primarily in the southern region of the United States where its facilities are located. Although the Company has traditionally sold the majority of its nitrogen products through the agricultural fertilizer distribution chain, an increasing amount of nitrogen product is being sold to industrial users in order to reduce the Company's exposure to the seasonal nature of the agricultural fertilizer markets. In fiscal 1999, approximately 44% of the Company's nitrogen product sales were to industrial users.

        In the fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers. Larger customers (distributors and large multilocation dealers) arrange for distribution, storage, and financing of nitrogen products. The majority of the Company's agricultural sales are made to distributors and large dealers in the Company's primary trade area. The ten states that make up the Company's primary trade area are Mississippi, Texas, Alabama, Louisiana, Tennessee, Georgia, Kentucky, Arkansas, Missouri and Florida.

        The Company transports its nitrogen products by barge, rail, pipeline, truck and oceangoing vessels. The Company's distribution network includes 9 ammonia barges, two UAN barges, numerous trucks, and a pipeline that pumps UAN solution from its Yazoo City plant to its Yazoo River port facility, along with owned or leased warehouses and terminals that are strategically placed in high-consumption areas. In fiscal 1998, the Company established with Farmland Industries, Inc., a 50-50 joint venture, FMCL Limited Liability Company ("FMCL"), to arrange for the transportation of ammonia from the Farmland MissChem facility in Trinidad to the United States and other world markets. FMCL has executed two long-term time charter agreements for oceangoing vessels with a European shipowner. Both agreements establish a fixed charter rate for the vessels during the entire time that the agreements are in effect. The Company believes that the time charter agreements provide a hedge against unfavorable fluctuations in shipping rates and will be a cost-effective method of transporting its Trinidad product.

  RAW MATERIALS

        NATURAL GAS. Natural gas is the primary raw material used by the Company in the manufacture of nitrogen products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia that is then upgraded into other nitrogen products. During fiscal 1999, the cost of natural gas represented approximately 73% of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic success of the Company's nitrogen business depends upon the availability of competitively priced natural gas.

        In today's natural gas market, the Company's total delivered natural gas cost generally consists of two components--the market price of the natural gas in the producing area at the point of delivery into a pipeline and the fee charged by the pipeline for transporting the natural gas to the Company's plants. The cost of the transportation component can vary substantially depending on whether or not the pipeline has to compete for the business. Therefore, it is extremely important to the Company's competitiveness that it have access to multiple natural gas sources and transportation services. In addition to the impact on transmission costs, access alternatives enable the Company to benefit from natural gas price differences that may exist from time to time in the various natural gas producing areas.

        The natural gas requirements of the Yazoo City facility are approximately 72,000 Mcf per day. Since 1996, the Company has received the majority of its natural gas requirements for the Yazoo City facility from Sonat Marketing Company ("Sonat"), an affiliate of Southern Natural Gas Company ("Southern"). In order to secure the incremental gas requirements created by the addition of the new ammonia plant in March 1999, the Company renegotiated its agreement with Sonat. The new agreement with Sonat, which became effective on May 15, 1998, allows for the firm delivery of gas, at market-related prices, through the Yazoo City facility's direct connections to the interstate pipeline systems operated by Southern and Texas Eastern Transmission Corporation. Pursue Energy Corporation ("Pursue") continues to be another major natural gas supplier of the Yazoo City facility from its reserves located in Rankin County, Mississippi. In addition, the Company's 60-mile, 12-inch-diameter natural gas pipeline provides the plant with direct access to the Pursue reserves, along with low-cost transportation of the Pursue gas; direct access to an additional interstate pipeline; and direct access to a large intrastate gathering and transmission system in southern Mississippi. As a result of this access to multiple sources, the Company benefits from competition for the transportation and supply of natural gas.

        Natural gas requirements for the Donaldsonville facility are approximately 107,000 Mcf per day. The Donaldsonville facility is located in one of the primary natural gas producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from intense competition among the many suppliers that have transport capabilities on the intrastate lines. All of the Donaldsonville facility's current natural gas requirements are being supplied under fixed-term contracts with Louisiana Gas Marketing Company, a subsidiary of Enron Corp.; Amoco Energy Trading

Corporation; Noble Gas Marketing, Inc.; Reliant Energy Services, Inc.; and Coral Energy Resources, L.P. These contracts provide for market-sensitive pricing and firm delivery supply commitments.

        As a result of favorable access to natural gas supplies at the Yazoo City and Donaldsonville facilities, the Company believes that the loss of any particular supplier would not have a material impact on plant operations at either location. There have been no significant supply interruptions at either location.

        Relative to fiscal 1998 levels, the Company's delivered cost of natural gas decreased approximately 8%. Gas prices can be influenced significantly by short-term factors such as weather, storage levels, gas transportation interruptions, and competing fuel prices. The Company uses natural gas futures contracts to hedge against the risk of market fluctuations in the cost of natural gas.

        AMMONIA. Ammonia is a necessary raw material for production of the Company's other nitrogen products. The Company supplied practically all of its ammonia requirements in fiscal 1999. Third-party ammonia purchases by the Company from outside suppliers in fiscal 1999 for production of its other nitrogen products totaled only 2,600 tons. The Company anticipates that it will be able to supply all of its ammonia requirements in fiscal 2000 as a result of increased production by the Farmland MissChem facility and the year-round availability of production from the new ammonia plant at the Yazoo City facility.

PHOSPHATE

  PRODUCTS

        The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 1999, the Company produced approximately 852,000 tons of DAP and sold approximately 788,000 tons. Approximately 54,000 tons damaged in Hurricane Georges were purchased by one of the Company's insurers and are not included in the number of tons sold in fiscal 1999. Sales of DAP by the Company in fiscal 1999 were $136.6 million, which represented approximately 29% of net sales.

        DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18% nitrogen and 46% phosphate (P205) by weight. DAP is an important fertilizer product both for direct application and for use in blended fertilizers applied to all major types of row crops.

  PRODUCTION AND PROPERTIES

        The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 1,500 acres. The Pascagoula facility is a closely integrated, multiplant phosphatic fertilizer complex where the primary facilities are a phosphoric acid plant, two sulfuric acid plants, and a DAP granulation plant. The plant has storage facilities for finished product (80,000 tons), as well as for the primary raw materials: phosphate rock (100,000 tons), sulfur (10,000 tons), and ammonia (25,000 tons). All of the phosphate rock used by the Company is purchased pursuant to a single supply contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco.

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

        Construction of a new phosphogypsum disposal facility at Pascagoula was substantially completed on June 30, 1998, at an estimated cost of $18 million. In April 1998, an expansion of the Company's diammonium phosphate manufacturing facilities at Pascagoula was placed in service. This project increased annual production capacity from approximately 720,000 to approximately 900,000 tons per year and increased DAP storage capacity from approximately 40,000 to 80,000 tons.

  MARKETING AND DISTRIBUTION

        Since October 1, 1997, all of the Company's export sales of DAP have been made through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as PhosChem, and all domestic sales of DAP have been made through the Company's sales staff. In fiscal 1999, approximately 62% of the DAP tonnage sold by the Company was sold into international markets through PhosChem. China and India received approximately 83% and 12%, respectively, of the DAP tonnage exported by the Company in fiscal 1999. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

  RAW MATERIALS

        PHOSPHATE ROCK. Phosphate rock is one of the primary raw materials used in the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock are approximately 1.5 million tons per year. On September 15, 1991, the Company entered into a ten-year contract with OCP to supply all of the phosphate rock requirements of the Pascagoula facility. The term of this contract has been extended to June 30, 2016. OCP, the national phosphate company of Morocco, is the world's largest producer and exporter of phosphate rock and upgraded phosphates as a company. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the operating performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be excellent.

        SULFUR. Sulfur is used in the manufacture of sulfuric acid at the Pascagoula plant. Sulfur is in adequate supply and is available on the open market in quantities sufficient to satisfy the Company's current requirements, which are approximately 330,000 tons per year. The location of the Company's plant at Pascagoula, Mississippi, near major oil and gas fields that supply substantial amounts of sulfur, provides the Company with a strategic advantage in the purchase of sulfur over its Florida competitors.

        AMMONIA. Ammonia is a necessary raw material for production of DAP. Third-party ammonia purchases by the Company from outside suppliers in fiscal 1999 for use as a raw material in the production of DAP were only 32,000 tons. The Company anticipates that it will be able to supply all of its ammonia requirements in fiscal 2000 as a result of increased production by the Farmland MissChem facility and the year-round availability of production from the new ammonia plant at the Yazoo City facility.

POTASH

  PRODUCTS

        The Company produces potash at two mines and related facilities near Carlsbad, New Mexico, which are referred to by the Company as the "East Facility" and the "West Facility." The Company also operates a granular compaction plant near the East and West Facilities which is referred to as the "North Facility." In fiscal 1999, the Company produced approximately 944,000 tons of potash and sold approximately 921,000 tons, primarily in granular form. Sales of potash products by the Company in fiscal 1999 were $85.9 million, which represented approximately 18% of net sales.

        The Company's potash is mined from subterranean salt deposits containing a mixture of potassium chloride and sodium chloride. The Carlsbad, New Mexico, potash deposits are located from 800 to 1,200 feet below the surface. Potash is produced in a refining process by which the potassium chloride is separated from the sodium chloride.

        Potash is an important fertilizer product for both direct application and for use in blended fertilizers applied to all types of crops. In addition, certain forms of potash can be used as a raw material in the production of industrial products such as potassium hydroxide and potassium nitrate.

  PRODUCTION AND PROPERTIES

        The West Facility, which consists of a potash mine and refinery, has an annual production capacity of 545,000 tons of red potash as a result of a 100,000-ton expansion that was completed in the third quarter of fiscal 1999. All of the refined product produced at the West Facility is transported to the North Facility compaction plant for conversion to granular form and is sold to agricultural fertilizer dealers and distributors. Located contiguous to the North Facility are storage and shipping facilities from which the finished product is transported by rail and truck to agricultural customers in both the domestic and export markets.

        The East Facility, which has an annual production capacity of 550,000 tons of white potash, consists of a potash mine, refinery, and compaction plant. All of the refined product produced at the East Facility is a higher-purity potash in standard form. Approximately 40% of that production is converted to a granular form at the on-site compaction plant and sold as an agricultural fertilizer. The remaining 60% is sold to agricultural and industrial users in its original standard form. The East Facility also has storage and shipping facilities suitable for the distribution of product by rail and truck to the Company's agricultural and industrial customers.

        On December 3, 1997, the Company suspended the plant operations of Eddy Potash due to the fact that the depletion of the higher-grade ore zone rendered the continued operation of conventional mining methods at Eddy Potash uneconomical. The Company continues to evaluate alternative mining methods for the Eddy Potash reserves.

        The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 182,000 acres. The estimates of potash ore reserves are calculated using the latest bore hole data and sophisticated modeling programs. According to the latest model completed in

September 1999, the Company's total reserves are estimated to be 522 million tons with an average grade of 15.2% K2O. The recoverable reserves are estimated to be 467 million tons at an average grade of 14.5% K2O. This reserve base is estimated to be equivalent to approximately 90 million tons of muriate of potash. Eddy Potash's reserves are excluded since these estimates include only the reserves which can be economically recovered by conventional mining techniques. At current production rates, the Company's combined reserves at the East and West Facilities have a remaining life of several decades.

  MARKETING AND DISTRIBUTION

        The majority of the Company's agricultural potash sales are in domestic markets in the states west of the Mississippi River where it enjoys freight cost advantages over Canadian and overseas potash producers. In order to increase profit margins, domestic sales are targeted for locations along the freight route of the Burlington Northern Santa Fe Railroad. Domestic potash marketing is coordinated from a sales office located in Dallas, Texas. Approximately 21% of the fiscal 1999 potash sales were to industrial customers, with the remainder of sales to agricultural customers. Approximately 19% of the Company's fiscal 1999 potash sales were to international markets. The Company's export sales are made through Potash Corporation of Saskatchewan Sales Limited. The fiscal 1999 export sales were to Mexico, Central and South America, and Japan. Potash for export is transported by rail to Mexico and to terminal facilities on the Texas Gulf Coast, where it is loaded onto oceangoing vessels for shipment.

COMPETITION

        Since fertilizers are global commodities available from numerous sources, fertilizer suppliers compete primarily on the basis of delivered price. Other competitive factors include product quality, customer service, and availability of product. In each product category, the Company competes with a broad range of domestic producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent fertilizer companies. Many of the Company's domestic competitors have larger financial resources and sales than the Company. The Company also competes with foreign producers. Foreign competitors often have access to cheaper raw materials or are owned or subsidized by their governments and, as a result, may have cost advantages over domestic companies. Additionally, foreign competitors are frequently motivated by nonmarket factors such as the need for hard currency.

        The Company produces and sells its nitrogen products primarily in the southern United States where it enjoys a logistical and freight advantage over foreign competitors and certain domestic competitors. However, dealers and distributors located in this region re-market a substantial quantity of these nitrogen products to end users outside of the southern United States. Because competition is based largely on the delivered price, maintaining low production costs is critical to competitiveness. Natural gas comprises a significant portion of the raw materials cost of the Company's nitrogen products. Competitive natural gas purchasing is essential to maintaining the Company's low-cost position. This is especially true considering that certain foreign competitors can purchase natural gas at a lower price than the price typically paid by the Company. Equally important is efficient use of this gas because of the energy-intensive nature of the nitrogen business. Therefore, cost-competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low-cost competitive position. In the highly fragmented nitrogen market, product quality and customer service also can be sources of product differentiation.

        The Company customarily sells approximately two-thirds of its DAP in international markets. The U.S. phosphate industry has become more concentrated as a result of recent consolidations and joint ventures, and the Company is smaller than most of its competitors in terms of resources and sales. Most of the Company's principal competitors have captive sources of some or all of the raw materials, and this may provide them with cost advantages. The Company's long-term phosphate rock contract with its flexible pricing mechanism is a key element to the Company's ability to compete.

        Most potash consumed in the United States is provided by large Canadian producers who have economies of scale and lower variable costs than their U.S. counterparts. Over 80% of U.S. potash production capacity is located in the Carlsbad, New Mexico, area. While the Carlsbad producers have higher mining costs than the Canadian producers, this disadvantage may be offset by logistical and freight advantages in certain markets in the southwestern United States and the lower United States Corn Belt.

RESEARCH AND DEVELOPMENT

        The Company has a research and development staff of 13 full-time professional employees whose activities relate primarily to the improvement of the Company's products and development of new applications for the Company's products. Expenditures on research activities sponsored by the Company were approximately $1.2 million in fiscal 1999; $1.6 million in fiscal 1998, and $1.3 million in fiscal 1997.

EMPLOYEES

        As of June 30, 1999, the Company employed approximately 1,550 persons throughout all of its locations, none of which are represented by unions. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

        The Company's operations are subject to federal, state, and local laws and regulations pertaining to the environment, among which are the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and various other federal and state statutes. The Company's facilities require operating permits that are subject to review by governmental agencies.

        Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 1999 - $1.96 million; 1998 - $8.8 million; 1997 - $8.4 million. Environmental capital expenditures are expected to be approximately $2.4 million for fiscal 2000.

        The Company has accrued costs for the future closure of the west gypsum disposal facility located at Pascagoula, Mississippi. The balance of the accrual as of June 30, 1999, is $8.8 million. The Company is currently working with regulatory officials to develop an engineering plan for closure of the west facility. The conclusions reached in this engineering plan will determine whether the Company has to accrue additional costs relating to the closure of the west facility.

        The Company believes that its policies and procedures now in effect are in compliance with applicable laws and with the permits relating to the facilities in all material respects. However, in the normal course of its business, the Company is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries.

Environmental expenditures have been and will continue to be material. It is impossible to predict or quantify the impact of future environmental laws, regulations and costs.

SEASONALITY

        Sales of the Company's fertilizer products to agricultural customers are typically seasonal in nature and usually result in the Company's generating a greater amount of net sales and operating income in the spring (the Company's fourth fiscal quarter). The Company has reduced its seasonal exposure to the agricultural market over the last several fiscal years by increasing the percentage of its net sales to industrial customers whose purchases are more evenly spread over the Company's fiscal year. The Company anticipates that the percentage of net sales to industrial customers will continue to increase over the next several fiscal years.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        The amount of revenue attributable to the Company's sales to foreign markets over the last three fiscal years and value of the Company's assets located outside the United States over the last three fiscal years is set forth in the Company's 1999 Annual Report to Shareholders under the caption "Note 12-Segment Information" contained in the "Notes to Consolidated Financial Statements," which information is incorporated herein by reference.

OUTLOOK AND UNCERTAINTIES

        Except for the historical statements and discussions, statements set forth in this report may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives thereof or other comparable terminology. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond the Company's ability to control or predict with certainty, actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to:

        Factors Affecting Fertilizer Demand and Prices. With virtually all of its nitrogen net sales and approximately 78% of its total net sales in fiscal 1999 derived from domestic markets, the Company's operating results are highly dependent upon conditions in the U.S. agricultural industry. A variety of factors beyond the Company's control can materially affect domestic fertilizer demand and pricing. These factors include, but are not limited to, futures prices for crops that require significant fertilizer application, U.S. planted acreage, government agricultural policies, projected grain stocks, crop failure, weather, changing or unpredictable crop choices by farmers and changes in agricultural production methods. Since fertilizers, particularly anhydrous ammonia and urea, are also used for industrial applications, industrial markets and the general economy can also affect product demand and prices.

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

        As is evidenced by current depressed prices for nitrogen fertilizers and the recent drop in the price of phosphatic fertilizers, fertilizer prices can be extremely volatile, with significant price changes from one growing season to the next. Fertilizers are global commodities and can be subject to intense price competition from domestic and foreign sources. No assurance can be given that average realized prices paid for the Company's fertilizer products will be at any given level.

        Seasonality. The usage of fertilizer for agricultural application is seasonal, and the Company's quarterly results reflect the fact that, in its markets, significantly more fertilizer is customarily purchased in the spring. In most years, substantial portions of the Company's net sales and operating income are generated in the last four months of its fiscal years (March through June). Quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. The Company incurs appreciable expenditures for fixed costs throughout the year and for inventory in advance of the spring planting season.

        Dependence on Natural Gas. Natural gas is the primary raw material used in the manufacture of nitrogen products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is then used in the production of all other nitrogen products. Anhydrous ammonia is also a raw material in the production of DAP. Accordingly, the Company's profitability is dependent upon the price and availability of natural gas. A significant increase in the price of natural gas (such as the recent increase that began in the summer of 1999) that is not recovered through an increase in the price of the Company's nitrogen products, or an extended interruption in the supply of natural gas to its production facilities, will have a material adverse effect on its results of operations and financial condition.

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

        Competition. Fertilizer products are global commodities, and customers base their purchasing decisions principally on the delivered price of the product. As a result, markets for the Company's products are highly competitive. A number of U.S. producers compete with the Company in domestic and export markets, and producers in other countries, including state-owned and government-subsidized entities, compete with the Company in the United States and in foreign markets to which the Company exports. Many of the Company's competitors are larger and have greater financial resources than the Company.

        Year 2000 Issues. The information regarding the Company's efforts relating to Year 2000 issues is set forth in the Company's 1999 Annual Report to Shareholders under the caption "Year 2000" in "Management's Discussion and Analysis of Financial Condition and Results of Operation," which information is incorporated herein by reference.

ITEM 2.   PROPERTIES

        The Company owns its corporate headquarters in Yazoo City that contains approximately 65,000 square feet of office space.

        The Company owns production plants in Yazoo City and Pascagoula, Mississippi; Donaldsonville, Louisiana; and Carlsbad, New Mexico, which are complete with necessary support facilities, such as roads, railroad tracks, storage, offices, laboratories, warehouses, machine shops, and loading facilities. Adequate supplies of water and electric power are available at all locations. In addition to the fertilizer storage facilities at Yazoo City and Pascagoula, Mississippi; Carlsbad, New Mexico; and Donaldsonville, Louisiana, the Company also owns or leases 32 major storage and distribution facilities at other locations in Alabama, Arkansas, California, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, Ohio, Tennessee, and Texas, with a total system-wide storage capacity of approximately 315,000 tons.

ITEM 3.   LEGAL PROCEEDINGS

        CLEVE REBER CERCLA SITE. The Company has received and responded to letters issued by the U.S. Environmental Protection Agency ("EPA") under Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relative to the possible disposition of waste by the Company at the disposal site identified as the Cleve Reber site in Ascension Parish, Louisiana. It is the Company's position that, based upon available information and records, the Company did not utilize the Cleve Reber site for the disposition of hazardous material, and it does not appear that the Company has any responsibility for investigation and cleanup on this site. It should be noted that the EPA is contemplating an action under the Resource Conservation and Recovery Act, Section 7003, as well as the CERCLA action mentioned above. The EPA has issued Section 106 orders against the major contributors at the site for cleanup, not including the Company. They are now engaged in negotiations for cleanup. In 1994, the Company received a supplemental 104(e) request for information from the EPA, indicating the EPA's renewed interest in pursuing Potential Responsible Persons at the site. The Company responded, but has received no further requests from the EPA.

        TERRA INTERNATIONAL, INC. On August 31, 1995, the Company filed suit in federal court in Mississippi against Terra International, Inc. ("Terra"), seeking a declaratory judgment and other relief, establishing that certain technology relating to the design of an ammonium nitrate neutralizer which the Company licensed to Terra is not defective and was not the cause of an explosion which occurred in 1994 at Terra's Port Neal, Iowa, fertilizer facility. The Company is also seeking an unspecified amount of monetary damages for defamation based on Terra's public statement related to the Company's alleged role in the explosion. Also, on August 31, 1995, Terra filed suit in federal court in Iowa against the Company seeking to recover a total of approximately $300 million in property damage, lost profits and other out-of-pocket expenses allegedly caused by the explosion. Terra alleges that the ammonium nitrate neutralizer technology licensed to Terra was defectively designed by the Company and that the design defect caused the Port Neal explosion. It has been conclusively determined that the Mississippi federal district court is the proper venue to resolve all issues between the parties relating to the Port Neal explosion. Discovery is nearly complete and a trial date of May 15, 2000, has been set by the court. The Company does not anticipate that the outcome of this matter will have a material impact on its financial position or future earnings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

        The information required by this item is set forth in the Company's 1999 Annual Report to Shareholders under the caption "Quarterly Results," contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

        The information required by this item is set forth in the Company's 1999 Annual Report to Shareholders under the caption "Financial Highlights," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is set forth in the Company's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 7A.  MARKET RISK

        The information required by this item is set forth in the Company's 1999 Annual Report to Shareholders under the caption "Market Risk," which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 28, 1999, appearing in the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) The information required by this item regarding directors is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Nominees for Election to Serve Until 2002," "Directors Continuing to Serve Until 2001," and "Directors Continuing to Serve Until 2000," which information is incorporated herein by reference.

  (b) Executive officers are elected for a one-year term by the Board of Directors. The Company's executive officers are as follows:

                                                               OFFICE AND EMPLOYMENT DURING THE
NAME OF OFFICER                  AGE                                 LAST FIVE FISCAL YEARS
------------------------------          -----------------------------------------------------------------------
Charles O. Dunn                  51         President and Chief Executive Officer since April 1, 1993; Executive
                                            Vice President (1988-1993)

C. E. McCraw                     51         Senior Vice President-Operations since July 12, 1994; Senior Vice
                                            President-Fertilizer Group (1991-1994)

Robert E. Jones                  51         Senior Vice President-Corporate Development effective October 1, 1997;
                                            Senior Vice President and General Counsel (1996-1997); Vice President
                                            and General Counsel (1989-1996)

David W. Arnold                  62         Senior Vice President-Technical Group since July 1, 1991

Timothy A. Dawson                45         Senior Vice President and Chief Financial Officer since April 22,
                                            1999; Vice President-Finance (1996-1999); Director of Finance
                                            (1993-1996)

Ethel Truly                      49         Vice President-Administration since January 18, 1996; Director of
                                            Administrative Services (1995-1996); Assistant General Counsel
                                            (1985-1995)

William L. Smith                 49         Vice President and General Counsel since November 11, 1998; General
                                            Counsel (1997-1998); partner in the law firm of Brunini, Grantham,
                                            Grower & Hewes, PLLC (1982-1997)

Jerry W. Irwin                   58         Vice President-Nitrogen Production since October 15, 1998; General
                                            Manager of Yazoo City facility (1986-1998)

Joe A. Ewing                     48         Vice President-Marketing and Distribution since September 1, 1999;
                                            Director of Marketing and Distribution (1998-1999); Director of
                                            Converted Nitrogen Sales (1997-1998); Director of Procurement and
                                            Distribution (1993-1997)

  (c) The information called for with respect to the identification of certain significant employees is not applicable to the Company.

  (d) There are no family relationships among the directors and executive officers listed above. There are no arrangements or understandings between any named officer and any other person pursuant to which such person was selected as an officer.

        The information required by this item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Compensation Committee Report on Executive Compensation" and "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Management Ownership of the Company's Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Board of Directors and Committees," which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)   FINANCIAL STATEMENTS AND SCHEDULES

        The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 28, 1999, appearing in the 1999 Annual Report to Shareholders, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and information incorporated by reference in Items 1, 5, 6, 7, 7A and 8, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of 50% or less owned persons accounted for by the equity method that are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

          Financial Statements:

            Report of Independent Public Accountants

            Consolidated Balance Sheets, June 30, 1999 and 1998

            Consolidated Statements of Income, Years Ended June 30, 1999, 1998 and 1997

            Consolidated Statements of Shareholders' Equity, Years Ended June 30, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows, Years Ended June 30, 1999, 1998 and 1997

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

                4.2 Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, for the issuance of up to $300 million of debt securities; filed as Exhibit 4(a) to the Company's Current Report on Form 8-K filed November 25, 1997, SEC File No. 001-12217, and incorporated herein by reference.

                4.3 Indenture of Trust dated as of March 1, 1998, between Mississippi Business Finance Corporation and Deposit Guaranty National Bank, for the issuance of bonds in the aggregate principal amount of $14.5 million to assist the Company in financing and refinancing the cost of construction and equipping of solid waste disposal facilities at its Pascagoula, Mississippi, facility; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

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

--------
         (1) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1, and an application for confidential treatment has been filed separately with the Commission.
         (2) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from
Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.
         (3) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.

                10.6 Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; filed as Exhibit
                                    10.6 to the Company's Annual Report on Form
                                    10-K for the fiscal year ended June 30,
                                    1998, SEC File No. 0-20411, and incorporated herein by reference.

                10.7 First Amendment, effective as of June 10, 1999, to Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit.

                10.8 Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as Exhibit
                                    10.14 to the Company's Annual Report on Form
                                    10-K for the fiscal year ended June 30,
                                    1996, SEC File No. 2-7803, and incorporated herein by reference.

                10.9 Mississippi Chemical Corporation Officer and Key Employee Incentive Plan; filed as
                                    Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

                10.10 Mississippi Chemical Corporation Executive Deferred Compensation Plan; filed as Exhibit
                                    10.9 to the Company's Annual Report on Form
                                    10-K for the fiscal year ended June 30,
                                    1998, SEC File No. 0-20411, and incorporated herein by reference.

                10.11 Mississippi Chemical Corporation Nonemployee Directors' Deferred Compensation Plan; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

                10.12 Mississippi Chemical Corporation Supplemental Benefit Plan, as amended and restated as of July 1, 1996; filed as
                                    Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

                10.13 Mississippi Chemical Corporation 1994 Stock Incentive Plan; filed as Exhibit 4.2 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

                10.14 Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

                10.15 Mississippi Chemical Corporation 1995 Restricted Stock Purchase Plan for Nonemployee Directors; filed as Exhibit 4.4 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

                13.1 Portions of the Company's 1999 Annual Report to Shareholders as referenced in this Form 10-K for the fiscal year ending June 30, 1999.

                21                  List of subsidiaries of the Company.

                23                  Consent of Arthur Andersen LLP.

                27                  Financial Data Schedule.

  (c)   REPORTS ON FORM 8-K:

        No reports were filed on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MISSISSIPPI CHEMICAL CORPORATION

                                            By:  /s/ Charles O. Dunn
                                                 ---------------------------
                                                 Charles O. Dunn
                                                 Principal Executive Officer

                                            By:  /s/ Timothy A. Dawson
                                                 ---------------------------
                                                 Timothy A. Dawson
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer
Date:    September 28, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                        DATE

/s/ Charles O. Dunn                      Director,                                    September 28, 1999
----------------------------             President and Chief Executive Officer
Charles O. Dunn                          (principal executive officer)

/s/ Coley L. Bailey                      Director, Chairman of the Board              September 28, 1999
----------------------------
Coley L. Bailey

/s/ John Sharp Howie                     Director, Vice Chairman of the Board         September 28, 1999
----------------------------
John Sharp Howie

/s/ John W. Anderson                     Director                                     September 28, 1999
----------------------------
John W. Anderson

/s/ Haley Barbour                        Director                                     September 28, 1999
---------------------------
Haley Barbour

/s/ Frank R. Burnside, Jr.               Director                                     September 28, 1999
----------------------------
Frank R. Burnside, Jr.

/s/ W. R. Dyess                          Director                                     September 28, 1999
---------------------------
W. R. Dyess

/s/ Woods E. Eastland                    Director                                     September 28, 1999
----------------------------
Woods E. Eastland

/s/ George D. Penick, Jr.                Director                                     September 28, 1999
----------------------------
George D. Penick, Jr.

/s/ W. A. Percy II                       Director                                     September 28, 1999
----------------------------
W. A. Percy II

/s/ David M. Ratcliffe                   Director                                     September 28, 1999
----------------------------
David M. Ratcliffe

/s/ Wayne Thames                         Director                                     September 28, 1999
----------------------------
Wayne Thames

                        MISSISSIPPI CHEMICAL CORPORATION

                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-K

 EXHIBIT                                                              PAGE
  NUMBER                  DESCRIPTION                                NUMBER
 -------  --------------------------------------------------------   ------
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

  4.3     Indenture of Trust dated as of March 1, 1998, between
          Mississippi Business Finance Corporation and Deposit Guaranty
          National Bank, for the issuance of bonds in the aggregate principal amount of $14.5 million to assist the Company in financing and refinancing the cost of construction and equipping of solid waste disposal facilities at its Pascagoula, Mississippi, facility; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
          June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

  10.1 Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 2-7803, and incorporated herein by reference.

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


--------

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

  10.6    Credit Agreement dated as of November 25, 1997, among the
          Company; the Lenders Party Thereto; Harris Trust and Savings
          Bank, as Administrative Agent; Bank of Montreal, Chicago
          Branch, as Syndication Agent; and Credit Agricole Indosuez, as
          Co-Agent, establishing the Company's $200 million revolving line of credit; filed as Exhibit 10.6 to the Company's Annual
          Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference..

  10.7    First Amendment, effective as of June 10, 1999, to Credit          [ ]
          Agreement dated as of November 25, 1997, among the
          Company; the Lenders Party Thereto; Harris Trust and Savings
          Bank, as Administrative Agent; Bank of Montreal, Chicago
          Branch, as Syndication Agent; and Credit Agricole Indosuez, as
          Co-Agent, establishing the Company's $200 million revolving line of credit.

  10.8 Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 2-7803, and incorporated herein by reference.

  10.9    Mississippi Chemical Corporation Officer and Key Employee
          Incentive Plan; filed as Exhibit 10.8 to the Company's Annual
          Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

  10.10   Mississippi Chemical Corporation Executive Deferred
          Compensation Plan; filed as Exhibit 10.9 to the Company's
          Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

  10.11   Mississippi Chemical Corporation Nonemployee Directors'
          Deferred Compensation Plan; filed as Exhibit 10.10 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

  10.12 Mississippi Chemical Corporation Supplemental Benefit Plan, as amended and restated as of July 1, 1996; filed as Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

  10.13   Mississippi Chemical Corporation 1994 Stock Incentive Plan;
          filed as Exhibit 4.2 to the Company's Form S-8 Registration
          Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

  10.14 Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

  10.15   Mississippi Chemical Corporation 1995 Restricted Stock
          Purchase Plan for Nonemployee Directors; filed as Exhibit 4.4 to the Company's Form S-8 Registration Statement filed
          December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

  13.1    Portions of the Company's 1999 Annual Report to Shareholders     [ ]
          as referenced in this Form 10-K for the fiscal year ending
          June 30, 1999.

   21     List of subsidiaries of the Company.                             [ ]

   23     Consent of Arthur Andersen LLP.                                  [ ]

   27     Financial Data Schedule.                                         [ ]