Form 10-Q
period 1999-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 1999-11-15
CIK 66895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1999

                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1999
                       Commission File Number 001-12217


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

          The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

            Class                               Number of Shares
            --------                            ----------------
            Common Stock, $0.01 par value             26,131,917

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX

                                                                          Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Consolidated Statements of Income                             3
                    Three months ended September 30,
                    1999 and 1998

               Consolidated Balance Sheets                               4 - 5
                    September 30, 1999 and June 30, 1999

               Consolidated Statements of Shareholders' Equity               6
                    Fiscal Year Ended June 30, 1999
                    and Three months ended September 30, 1999

               Consolidated Statements of Cash Flows                         7
                    Three months ended September 30, 1999 and 1998

               Notes to Consolidated Financial Statements               8 - 14


      Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                   15 - 22

      Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk                                                  23

PART II.  OTHER INFORMATION:


      Item 6.  Exhibits and Reports on Form 8-K                             24

      Signatures                                                            24

PART>I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      Three months ended
                                                         September 30,
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
                                           (In thousands, except per share data)
Revenues:
      Net sales                                      $ 96,998    $104,715

Operating expenses:
      Cost of products sold                            93,445      84,028
      Selling, general and administrative               8,612       9,540
      Other                                             2,540         157
                                                     --------    --------
                                                      104,597      93,725
                                                     --------    --------
Operating (loss) income                                (7,599)     10,990

Other (expense) income:
      Interest, net                                    (6,027)     (3,510)
      Other                                               635        (754)

                                                     --------    --------
(Loss) income before income taxes                     (12,991)      6,726

Income tax (benefit) expense                           (7,439)      2,505
                                                     --------    --------
Net (loss) income                                    $ (5,552)   $  4,221
                                                     ========    ========

(Loss) earnings per share - basic (see Note 2)       $  (0.21)   $   0.16
                                                     ========    ========

(Loss) earnings per share - diluted (see Note 2)     $  (0.21)   $   0.16
                                                     ========    ========


[FN]
  The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                            September 30,        June 30,
                                                1999               1999

                                            ------------        ---------
                                         (In thousands, except per share data)
Current assets:
   Cash and cash equivalents                   $   1,724        $   1,648
   Accounts receivable, net                       33,616           43,780

   Inventories:
      Finished products                           42,362           33,061
      Raw materials and supplies                   7,233            7,993
      Replacement parts                           36,334           35,870
                                                --------         --------
          Total inventories                       85,929           76,924

    Income tax receivable                         22,714           18,189
    Insurance receivable                           3,514           11,310
    Prepaid expenses and other current assets      7,047            3,622
    Deferred income taxes                          3,383            3,286
                                                --------         --------
          Total current assets                   157,927          158,759

Investments in affiliates                         82,826           77,020

Other assets                                      13,999           19,263

Property, plant and equipment, at cost           839,910          835,306
  less accumulated depreciation, depletion
  and amortization                              (373,434)        (363,222)
                                                --------         --------
          Net property, plant and equipment      466,476          472,084

Goodwill, net of accumulated amortization        170,617          171,762
                                                --------         --------
                                                $891,845         $898,888
                                                ========         ========


[FN]
  The accompanying notes are an integral part of these consolidated financial statements.



                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            September 30,          June 30,
                                                1999                1999
                                            ------------          --------
                                        (In thousands, except per share data)
Current liabilities:
  Accounts payable                              $ 42,924          $ 60,935
  Accrued liabilities                             16,878            13,460
                                                --------          --------
          Total current liabilities               59,802            74,395

Long-term debt                                   322,970           305,857

Other long-term liabilities and deferred credits  14,943            17,617

Deferred income taxes                             82,068            80,791

Shareholders' equity:
  Common stock ($.01 par; authorized 100,000
    shares; issued 27,976)                           280               280
  Additional paid-in capital                     305,901           305,901
  Retained earnings                              135,460           143,626
  Treasury stock, at cost (1,844 shares)         (29,579)          (29,579)
                                                --------          --------
                                                 412,062           420,228
                                                --------          --------
                                                $891,845          $898,888
                                                ========          ========

[FN]
  The accompanying notes are an integral part of these consolidated financial statements.




                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                  Additional
                         Common    Paid-In    Retained   Treasury
                          Stock    Capital    Earnings    Stock       Total
                        --------   --------   --------   --------   --------
(In thousands)
Balances, July 1, 1998  $    280   $305,901   $157,800   $(15,456)  $448,525
  Net loss                  -          -        (3,608)      -        (3,608)
  Cash dividends paid       -          -       (10,566)      -       (10,566)
  Treasury stock, net       -          -          -       (14,123)   (14,123)
                        --------   --------   --------   --------   --------
Balances,
  June 30, 1999              280    305,901    143,626    (29,579)   420,228
      Net loss              -          -        (5,552)      -        (5,552)
      Cash dividends
        paid                -          -        (2,614)      -        (2,614)
                          ------   --------   --------   --------   --------
Balances,
  September 30, 1999      $  280   $305,901   $135,460   $(29,579)  $412,062
                          ======   ========   ========   ========   ========

[FN]
  The accompanying notes are an integral part of these consolidated financial statements.



PAGE>                   MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Three months ended September 30,
                                                  1999              1998
                                               ---------         ---------
                                                    (In thousands)
Cash flows from operating activities:
  Net (loss) income                             $ (5,552)        $   4,221
  Reconciliation of net (loss) income to
    net cash used in operating activities:
      Net change in operating assets
        and liabilities                          (16,570)          (30,214)
      Depreciation, depletion and amortization    11,649            10,280
      Deferred income taxes                        3,300             1,259
      Equity earnings in unconsolidated
        affiliates                                (5,896)             (712)
      Other                                       (1,537)              838
                                                --------          --------
Net cash used in operating activities            (14,606)          (14,328)
                                                --------          --------
Cash flows from investing activities:
  Purchases of property, plant and equipment      (4,604)           (9,730)
  Investment in Farmland MissChem Limited           -               (3,819)
  Collections on note receivable                    -               54,625
  Other                                            4,800                56
                                                --------          --------
Net cash provided by investing activities            196            41,132

                                                --------          --------
Cash flows from financing activities:
  Debt proceeds                                  108,900           158,300
  Debt payments                                  (91,800)         (172,336)
  Cash dividends paid                             (2,614)           (2,725)
  Purchase of treasury stock                        -              (11,974)
                                                --------          --------
Net cash provided by (used in)
  financing activities                            14,486           (28,735)
                                                --------          --------
Net increase (decrease) in cash and
  cash equivalents                                    76            (1,931)

Cash and cash equivalents - beginning of period    1,648             3,857
                                                --------          --------
Cash and cash equivalents - end of period       $  1,724          $  1,926
                                                ========          ========

[FN]
  The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation, its subsidiaries and affiliates. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month periods ended September 30, 1999 and 1998, our financial position at September 30, 1999 and June 30, 1999, our cash flows for the three months ended September 30, 1999 and 1998, and our consolidated statements of shareholders' equity as of September 30, 1999. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

     Certain notes and other information have been condensed or omitted in our interim financial statements presented in our quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 1999 Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 1999, audited financial statements.

     The nature of our business is seasonal; therefore, the results of operations for the period ended September 30, 1999, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

     The number of shares used in our basic and diluted earnings per share computation are as follows:

                                              Three months ended
                                                 September 30,
                                            ----------------------
                                                1999        1998
                                            ----------  ----------
                                                 (In thousands)
Weighted average common shares outstanding,
  net of treasury shares, for basic earnings
  per share                                     26,132      26,976
Common stock equivalents for employee stock
  options                                         -           -
                                                ------      ------
Weighted average common shares
  outstanding for diluted earnings per share    26,132      26,976
                                                ======      ======

      Options outstanding at September 30, 1999 and 1998, were not included in our computations of diluted earnings per share because the options' exercise prices were greater than the average market price for common shares and, therefore, not dilutive.

      In July 1999, our board of directors declared a regular quarterly cash dividend of $0.10 per common share for the three-month period ending June 30, 1999. This dividend was paid on August 25, 1999, to holders of record on August 11, 1999. In September 1999, our board of directors announced that quarterly cash dividends paid in the foreseeable future would be reduced to $0.03 per common share. In October 1999, a regular quarterly cash dividend of $0.03 per common share was declared for the three-month period ending September 30, 1999. This dividend will be payable November 24, 1999, to holders of record on November 10, 1999.


NOTE 3 - SEGMENT INFORMATION

      Our reportable operating segments, nitrogen, phosphates and potash, are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid and distributes these products to fertilizer dealers and distributors and industrial users. Our phosphates segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular, coarse and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three months ended September 30, 1999. The Other caption includes corporate and consolidating eliminations.

                                        Three months ended
                                        September 30, 1999
-------------------------------------------------------------------------------
(In thousands)              Nitrogen  Phosphates   Potash     Other      Total
-------------------------------------------------------------------------------
Net sales -
  external customers        $ 42,276    $ 35,783  $ 18,939  $   -      $ 96,998
Net sales - intersegment       5,708          16      -       (5,724)      -
Operating (loss) income       (9,211)      2,307        45      (740)    (7,599)
Depreciation, depletion
  and amortization             7,693       1,500     1,519       937     11,649
Capital expenditures           1,421         864     1,928       391      4,604


                                        Three months ended
                                        September 30, 1998
-------------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphates  Potash    Other       Total
-------------------------------------------------------------------------------
Net sales -
  external customers        $ 50,041    $ 30,995  $ 23,679   $  -      $104,715
Net sales - intersegment       6,670          18      -       (6,688)      -
Operating income               4,328       2,475     4,101        86     10,990
Depreciation, depletion
  and amortization             6,894       1,252     1,327       807     10,280
Capital expenditures           4,843       1,009     3,277       601      9,730



NOTE 4 - GUARANTOR SUBSIDIARIES

      Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for September 30, 1999 and 1998 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements of the Guarantor Subsidiaries are not presented because we do not believe that separate financial statements are material to investors.


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME


                                 Three months ended September 30, 1999
--------------------------------------------------------------------------------
                  Parent   Guarantor   Non-Guarantor
(In thousands)    Company Subsidiaries Subsidiaries Eliminations Consonsolidated
--------------------------------------------------------------------------------
Revenues:
  Net sales       $  -      $ 29,735     $ 98,216     $(30,953)     $ 96,998

Operating expenses:
  Cost of products
    sold             -        35,740       96,367      (38,662)       93,445
  Selling, general
    and admin-
    istrative         602      1,059        6,951         -            8,612
  Other              -          -           2,540         -            2,540
                  -------   --------     --------     --------      --------
                      602     36,799      105,858      (38,662)      104,597
                  -------   --------     --------     --------      --------
Operating (loss)
  income             (602)    (7,064)      (7,642)       7,709        (7,599)

Other (expense)
  income:
    Interest,
      net          (5,897)    (2,634)       2,504         -          (6,027)
    Other             255     (3,220)         299        3,301          635
                  -------    -------      -------      -------     --------
Loss before
  income taxes     (6,244)   (12,918)      (4,839)      11,010      (12,991)

Income tax
  benefit            (692)    (4,909)      (1,838)        -          (7,439)
                  -------    -------      -------      -------     --------
Net loss          $(5,552)   $(8,009)     $(3,001)     $11,010     $ (5,552)
                  =======    =======      =======      =======     ========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                              Three months ended September 30, 1998
--------------------------------------------------------------------------------
                 Parent    Guarantor    Non-Guarantor
(In thousands)   Company  Subsidiaries  Subsidiaries  Eliminations Consolidated
--------------------------------------------------------------------------------
Revenues:
  Net sales        $  -      $ 27,323     $106,168      $(28,776)   $104,715

Operating expenses:
  Cost of products
    sold              -        23,145       90,658       (29,775)     84,028
  Selling, general
    and admin-
    istrative          825      1,468        7,247          -          9,540
  Other               -          -             157          -            157
                   -------   --------     --------     ---------    --------
                       825     24,613       98,062       (29,775)     93,725

Operating (loss)
  income              (825)     2,710        8,106           999      10,990

Other (expense)
  income:
    Interest, net   (2,282)    (1,025)        (203)         -         (3,510)
    Other            6,414       -            (409)       (6,759)       (754)
                   -------   --------     --------     ---------    --------
Income before
  income taxes       3,307      1,685        7,494        (5,760)      6,726

Income tax (benefit)
  expense             (914)       627        2,792          -          2,505
                  --------   --------     --------      --------     -------
Net income        $  4,221   $  1,058     $  4,702      $ (5,760)    $ 4,221
                  ========   ========     ========      ========     =======

                     CONDENSED CONSOLIDATING BALANCE SHEET


                                     September 30, 1999
-------------------------------------------------------------------------------
                  Parent    Guarantor   Non-Guarantor
(In thousands)    Company  Subsidiaries Subsidiaries Eliminations  Consolidated
-------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents   $    643    $     11    $   1,070     $    -       $  1,724
  Receivables, net  20,494      13,419      100,917       (74,986)     59,844
  Inventories         -         20,173       64,315         1,441      85,929
  Prepaid expenses
    and other
    current assets   4,118       1,164       10,168        (5,020)     10,430
                   -------     -------     --------      --------   ---------
  Total current
    assets          25,255      34,767      176,470       (78,565)    157,927

Investments in
  affiliates       712,330     388,525       65,358    (1,083,387)     82,826
Other assets       126,442        -         232,551      (344,994)     13,999
PP&E, net           14,013     156,345      296,118          -        466,476
Goodwill, net         -           -         170,617          -        170,617
                  --------    --------     --------   -----------    --------
   Total assets   $878,040    $579,637     $941,114   $(1,506,946)   $891,845
                  ========    ========     ========   ===========    ========

Current liabilities:
  Accounts
    payable       $ 44,701    $ 29,931     $ 45,374   $   (77,082)   $ 42,924
  Accrued
    liabilities     11,623       3,487        6,871        (5,103)     16,878
                  --------    --------     --------    ----------    --------
  Total current
    liabilities     56,324      33,418       52,245       (82,185)     59,802

Long-term debt     403,912     130,339      123,627      (334,908)    322,970
Other long-term
  liabilities and
  deferred credits   5,742      27,543       70,914        (7,188)     97,011

Shareholders' equity:
  Common stock         280           1       58,943       (58,944)        280
  Additional paid-in
    capital        305,901     402,571      594,449      (997,020)    305,901
  Retained
    earnings       135,460     (14,235)      40,936       (26,701)    135,460
  Treasury stock,
    at cost        (29,579)       -            -             -        (29,579)
                  --------    --------     --------    ----------   ---------
Total share-
  holders'
  equity           412,062     388,337      694,328    (1,082,665)    412,062
                  --------    --------     --------    ----------   ---------
    Total
      liabilities
      and share-
      holders'
      equity      $878,040    $579,637     $941,114   $(1,506,946)  $ 891,845
                  ========    ========     ========   ===========   =========

                          CONDENSED CONSOLIDATING BALANCE SHEET

                                          June 30, 1999
--------------------------------------------------------------------------------
                  Parent    Guarantor    Non-Guarantor
(In thousands)    Company  Subsidiaries   Subsidiaries Eliminations Consolidated
--------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents   $    244   $      21       $ 1,383     $     -      $  1,648
  Receivables, net  19,210       7,792        91,632        (45,355)    73,279
  Inventories         -         19,629        57,076            219     76,924
  Prepaid expenses
    and other
    current assets   3,994            5        6,704         (3,795)     6,908
                   -------     --------     --------    -----------   --------
  Total current
    assets          23,448       27,447      156,795        (48,931)   158,759

Investments in
  affiliates       707,772      392,312       59,123     (1,082,187)    77,020
Other assets       123,436       12,307      264,602       (381,082)    19,263
PP&E, net           14,270      158,755      299,059           -       472,084
Goodwill, net         -            -         171,762           -       171,762
                  --------     --------     --------    -----------   --------
    Total assets  $868,926     $590,821     $951,341    $(1,512,200)  $898,888
                  ========     ========     ========    ===========   ========

Current liabilities:
  Accounts
    payable       $ 52,007     $ 34,532     $ 69,315    $   (94,919)  $ 60,935
  Accrued
    liabilities      7,355         -           8,319         (2,214)    13,460
                  --------     --------     --------    -----------   --------
  Total current
    liabilities     59,362       34,532       77,634        (97,133)    74,395

Long-term debt     382,402      130,192      112,352       (319,089)   305,857
Other long-term
  liabilities and
  deferred credits   6,934       28,210       64,158           (894)    98,408

Shareholders' equity:
  Common stock         280            1       58,943        (58,944)       280
  Additional
    paid-in
    capital        305,901      404,112      594,317       (998,429)   305,901
  Retained
    earnings       143,626       (6,226)      43,937        (37,711)   143,626
  Treasury stock,
    at cost        (29,579)        -            -              -       (29,579)
                  --------     --------    ---------    -----------   --------
  Total
    shareholders'
    equity         420,228      397,887      697,197     (1,095,084)   420,228
                  --------     --------    ---------    -----------   --------
     Total
       liabili-
       ties and
       share-
       holders'
       equity     $868,926     $590,821    $ 951,341    $(1,512,200)  $898,888
                  ========     ========    =========    ===========   ========


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                              Three months ended September 30, 1999
-------------------------------------------------------------------------------
                  Parent    Guarantor    Non-Guarantor
(In thousands)    Company  Subsidiaries  Subsidiaries Eliminations Consolidated
-------------------------------------------------------------------------------
Cash flows from
  operating
  activities:
  Net loss       $ (5,552)    $ (8,009)     $ (3,001)   $    11,010   $ (5,552)
  Reconciliation
    of net loss
    to net cash
    (used in)
    provided by
    operating
    activities:
      Net change
        in
        operating
        assets
        and liab-
        ilities    (6,057)       (7,280)     (46,482)        43,249    (16,570)
      Depreciation,
        depletion
        and amort-
        ization       751         3,025        7,685            188     11,649
      Equity earnings
        in unconsoli-
        dated
        affiliate   4,744         3,786       (6,234)        (8,192)    (5,896)
      Deferred
        income
        taxes and
        other     (13,379)        8,937        7,851         (1,646)     1,763
                  -------      --------     --------      ---------   --------
Net cash (used in)
  provided by
  operating
  activities      (19,493)          459      (40,181)        44,609    (14,606)
                 --------      --------     --------      ---------   --------
Cash flows from
  investing
  activities:
    Purchase of
      property,
      plant and
      equipment     (391)        (616)        (3,597)         -         (4,604)
  Other             -            -             4,800          -          4,800
                 -------      -------       --------     ----------   --------
Net cash (used in)
  provided by
  investing
  activities        (391)        (616)         1,203          -            196
                 -------      -------       --------     ----------   --------
Cash flows from
  financing
  activities:
    Net change
    in affiliate
    notes          5,797          147         38,665       (44,609)       -
  Debt payments  (91,800)        -              -             -        (91,800)
  Debt proceeds  108,900         -              -             -        108,900
  Cash dividend
    paid          (2,614)        -              -             -         (2,614)
                --------    ---------      ----------    ---------    --------
Net cash provided
  by financing
  activities      20,283          147          38,665      (44,609)     14,486
                --------    ---------      ----------   ----------    --------
Net increase
  (decrease) in
  cash and cash
  equivalents        399          (10)           (313)        -             76

Cash and cash
  equivalents -
  beginning of
  period             244           21           1,383         -          1,648
                 -------     --------        --------    ----------   --------
Cash and cash
  equivalents -
  end of period  $   643     $     11        $  1,070    $    -       $  1,724
                 =======     ========        ========    =========    ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                              Three months ended September 30, 1998
--------------------------------------------------------------------------------
                  Parent    Guarantor    Non-Guarantor
(In thousands)    Company  Subsidiaries  Subsidiaries  Eliminations Consolidated
--------------------------------------------------------------------------------
Cash flows from
  operating
  activities:
  Net income      $ 4,221    $  1,058       $ 4,702    $  (5,760)     $  4,221
  Reconciliation
    of net income
    to net cash
    (used in)
    provided by
    operating
    activities:
      Net change
        in opera-
        ting assets
        and liabi-
        lities     (6,391)     (2,413)      (21,410)        -          (30,214)
      Depreciation,
        depletion
        and amor-
        tization      661       1,670         7,708          241        10,280
      Equity earnings
        in unconsol-
        idated
        affiliate  (6,418)        (72)        1,053        4,725          (712)
      Deferred income
        taxes and
        other      (3,498)      4,405           396          794         2,097
                   ------    --------      --------    ---------       -------
Net cash (used in)
  provided by
  operating
  activities      (11,425)      4,648        (7,551)        -          (14,328)
                  -------    --------      --------    ---------      --------
Cash flows from
  investing
  activities:
  Purchase of
    property,
    plant and
    equipment       (600)      (3,518)       (5,612)        -           (9,730)
  Investment in
    affiliates    (3,819)        -             -            -           (3,819)
  Collections on
    note receiv-
    able -
    IMC Agrico    54,625         -             -            -           54,625
  Other             -            -               56         -               56
                 -------     --------    ----------    ----------     --------
Net cash provided
  by (used in)
  investing
  activities      50,206       (3,518)       (5,556)        -           41,132
                 -------     --------    ----------    ----------     --------
Cash flows from
  financing
  activities:
    Net change in
     affiliate
     notes       (12,294)      (1,130)       13,424          -            -
  Debt payments (172,300)        -              (36)         -        (172,336)
  Debt proceeds  158,300         -             -             -         158,300
  Cash dividend
    paid          (2,725)        -             -             -          (2,725)
  Purchase of
    treasury
    stock        (11,974)        -             -             -         (11,974)
                 -------      -------   --------        ---------     --------
Net cash (used in)
  provided by
  financing
  activities     (40,993)      (1,130)    13,388             -         (28,735)
                 -------      -------   --------        ---------     --------
Net (decrease)
  increase in
  cash and cash
  equivalents     (2,212)        -           281             -          (1,931)

Cash and cash
  equivalents -
  beginning of
  period           2,616          21       1,220             -           3,857
                 -------     -------    --------       ----------     --------
Cash and cash
  equivalents -
  end of period  $   404     $    21    $  1,501       $     -        $  1,926
                 =======     =======    ========       ==========     ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces DAP and exports the majority of this production through the Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industries for use primarily in the southern and western regions of the United States. The following is management's discussion and analysis of the financial condition and results of operations, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 1999.

     Consistent with the historical nature of our business, the usage of fertilizer in our trade territory is highly seasonal, and our quarterly results reflect the fact that significantly more fertilizer is sold during the last four months of our fiscal year (March through June). Since interim period operating results reflect the seasonal nature of our business, they may not necessarily be indicative of results expected for the full fiscal year.
In addition, quarterly results can vary significantly from year to year due to a number of factors, including mechanical failures in production facilities, scheduled maintenance turnarounds, world market conditions of supply and demand, and weather-related shifts in planting schedules and purchase patterns. We incur substantial expenditures for fixed costs and inventory throughout the year.

     For the current year, we incurred a net loss during the quarter of $5.6 million (or $0.21 per basic and diluted share) compared to net income of $4.2 million (or $0.16 per basic and diluted share) for the same quarter during the prior year. Net sales decreased to $97.0 million for the quarter ended September 30, 1999, from $104.7 million for the quarter ended September 30, 1998. We incurred an operating loss of $7.6 million for the quarter ended September 30, 1999, compared to operating income of $11.0 million for the quarter ended September 30, 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended September 30, 1999, were $4.7 million compared to $20.5 million for the quarter ended September 30, 1998. During the current year quarter, we received a one-time income tax benefit in the amount of $2.0 million resulting from settlement agreements with the Internal Revenue Service for the fiscal years 1994, 1995 and 1996.


NITROGEN

     The operating performance of our nitrogen business unit in the current-year quarter continued to be impacted by weak product pricing. As a result, our weighted average nitrogen sales price decreased 26% during the current year. A 14% increase in nitrogen sales volumes partially offset the decline in nitrogen sales prices during the current year. This increase in sales volumes was attributable to increased sales volumes for nitrogen solutions and urea. Nitrogen solution sales volumes increased as a result of customers purchasing inventory previously in consignment apparently in anticipation of higher pricing in the coming months. Urea sales volumes increased due to improving market conditions.

     Our nitrogen costs per ton declined 2% during the current year primarily as a result of higher equity earnings at Farmland MissChem Limited ("Farmland MissChem"), our 50-50 joint venture ammonia plant in Trinidad that began operations in late July 1998. Pursuant to the Farmland MissChem offtake agreement, we purchase one-half of the ammonia production from Farmland MissChem at a discount to market, subject to a minimum price. During the three-month period ended September 30, 1999, all purchases from Farmland MissChem were at the minimum price. We recorded $6.2 million in equity income from Farmland MissChem for the quarter ended September 30, 1999, which reduced our cost of products sold in our consolidated statement of income. The joint venture equity income included $3.5 million related to a business interruption claim for downtime that occurred in March and April, 1999. These higher equity earnings from Farmland MissChem were partially offset by higher natural gas costs incurred in our domestic production facilities during the current year.

     Our nitrogen business segment also incurred $2.5 million in idle plant costs in the current year associated with the curtailment of production in August and September at our No. 2 ammonia plant in Donaldsonville, Louisiana. This plant resumed production on October 4, 1999.

     On July 23, 1999, the Committee for Fair Ammonium Nitrate Trade ("COFANT"), a coalition of U.S. producers of fertilizer-grade ammonium nitrate that includes us, filed an antidumping petition under U.S. trade laws contending that Russian ammonium nitrate importers are injuring the U.S. ammonium nitrate industry by importing large amounts of fertilizer-grade ammonium nitrate into the United States at unfairly low prices. By unanimous vote, the U.S. International Trade Commission ("ITC") found on September 3, 1999, that there is a reasonable indication that domestic producers are being injured by Russian ammonium nitrate imports. As a result of this preliminary ITC determination, the U.S. Department of Commerce ("Department") began an investigation of whether Russian ammonium nitrate imports are being sold at unfairly low prices. The Department issued on November 1, 1999, a preliminary finding that, due to the high number of Russian ammonium nitrate imports into the United States over a relatively short period of time, "critical circumstances" exist which could subject to antidumping duties Russian ammonium nitrate imported up to 90 days before the Department's preliminary determination, currently scheduled for December 30, 1999. We believe that the actions taken by the ITC and Department to date are likely to result in Russian ammonium nitrate imports for the remainder of this year being well below the high levels recently experienced. Such a reduction in Russian imports should positively impact ammonium nitrate prices, all other factors being equal.


PHOSPHATE

     Our phosphate business unit experienced a 16% increase in sales during the current year that included a 33% increase in sales volumes, partially offset by a 13% decrease in sales prices. Sales volumes increased in the current year through increased product availability and carryover tonnage from the last quarter of fiscal 1999. The decline in sales prices during the current year resulted in part from low application rates by farmers in the spring season, which produced larger than normal domestic inventories. Phosphate prices were further depressed by the anticipated startup of new production capacity in India and Australia during the next several months. In the current year, lower raw material costs for ammonia and phosphate rock and higher production rates reduced DAP costs per ton 10% from the prior year.


POTASH

     Our potash business unit experienced a 20% decrease in sales during the current year as sales volumes declined 18% and sales prices decreased 2%. Sales volumes decreased in the current year primarily through reduced product availability and reduced domestic product demand. During the prior year quarter, we sold 34,000 tons of inventory from the Eddy Potash, Inc. ("Eddy") facility, which suspended operations in December 1997. Those inventories have now been depleted. Dry weather conditions in the southwest during the current year also contributed to lower sales volumes.

     Our potash costs per ton increased 20% during the current year as compared to the prior year as a result of higher maintenance and labor spending. Production was also lower than anticipated as a result of a temporary decline in ore grade.


OUTLOOK

     Although nitrogen prices have increased marginally over the last several months as a result of the industry-wide reduction in inventories and the improving supply/demand outlook, we believe that our nitrogen segment's financial results in the near term will continue to be adversely affected by low nitrogen prices and high natural gas costs. Material improvement in nitrogen margins is possible during the spring 2000 planting season; however, the extent of any such improvement is impossible to predict due to the difficulty of projecting natural gas costs, nitrogen product availability and demand. On October 4, 1999, our No. 2 ammonia plant in Donaldsonville, Louisiana, resumed production after a two-month shutdown, with the continued operation of that facility dependent on nitrogen market conditions and natural gas prices.

     We anticipate that DAP prices will also continue in the near term to adversely affect our phosphate segment's financial results. Although we believe that the market has overreacted to the DAP capacity additions that are scheduled to come on-line in Australia and India in the next several months, it will take some time for the market to sort out the long-term effect of these capacity additions. In order to reduce inventories, on October 18, 1999, we extended a shutdown of our DAP facility by approximately five days followed by approximately two weeks of production at reduced levels. We will continue to monitor market conditions to determine whether additional shutdowns or curtailments of our DAP facility are advisable.

     Finally, we believe that the financial results of our potash segment will show near-term improvement as a result of reduced production costs caused primarily by mining higher ore grade and lower maintenance and labor spending.

     In authorizations granted in May 1995, March 1996, and September 1998, our board of directors authorized the purchase of up to 8,000,000 shares of our common stock in the open market, in privately negotiated transactions or otherwise at prices and at times determined by us to be appropriate. As of October 31, 1998, we had repurchased a total of 3,700,009 shares pursuant to those authorizations. No shares have been repurchased since that date. The unused authorization to repurchase 4,299,991 shares remains available to us.


RESULTS OF OPERATIONS

     Our results of operations have historically been influenced by a number of factors beyond our control, which can significantly alter our operating results. Fertilizer demand and prices are highly dependent upon a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. Government policies, weather, and changes in agricultural production methods. Our results of operations can also be affected by (i) the volatility of natural gas prices, (ii) mechanical operating difficulties, (iii) the relative value of the U.S. dollar, (iv) foreign agricultural policies (in particular, policies of the Governments of India and China regarding fertilizer imports), (v) capacity expansions by competitors, (vi) pricing policies of domestic and foreign competitors (especially Russia), and (vii) the unpredictable nature of international and local economies.

     Following are summaries of our sales results by product categories:

                                             Three months ended
                                                September 30,
                                            --------------------
                                              1999        1998
                                            --------    --------
Net Sales (in thousands):
  Nitrogen                                  $ 42,022    $ 49,856
  DAP                                         35,755      30,783
  Potash                                      18,939      23,679
  Other                                          282         397
                                            --------    --------
      Net Sales                             $ 96,998    $104,715
                                            ========    ========



                                            Three months ended
                                               September 30,
                                           ---------------------
                                             1999         1998
                                           --------     --------
Tons Sold (in thousands):
  Nitrogen:
    Ammonia                                     172          184
    Ammonium nitrate                             84          113
    Urea                                        134          108
    Nitrogen solutions                           88            7
    Nitric acid                                  14           21
                                                ---          ---
        Total Nitrogen                          492          433

  DAP                                           229          172
  Potash                                        217          265


                                            Three months ended
                                               September 30,
                                           ---------------------
                                             1999         1998
                                           -------       -------
Average Sales Price Per Ton:
  Nitrogen                                 $    85       $   115
  DAP                                      $   156       $   179
  Potash                                   $    87       $    89



      NET SALES. Our net sales decreased 7% to $97.0 million for the quarter ended September 30, 1999, from $104.7 million for the quarter ended September 30, 1998. This decrease is explained by lower sales prices in the current year for our nitrogen and DAP products and lower sales volumes for our potash products, partially offset by higher sales volumes for our nitrogen and DAP products. During the current year, our average sales prices for ammonia decreased 18%, ammonium nitrate decreased 17%, urea decreased 27% and nitrogen solutions decreased 21%, resulting in a 26% reduction in the weighted average sales price per ton of nitrogen compared to the prior year due to the mix of products sold. Nitrogen fertilizer sales volumes increased 14% during the current year through increased sales volumes for nitrogen solutions and urea. Nitrogen solutions sales volumes increased approximately 81,000 short tons in the current year as a result of customers purchasing inventory previously in consignment apparently in anticipation of higher pricing in the coming months. Urea sales volumes increased 23% in the current year due to improving market conditions. Ammonium nitrate sales volumes decreased 25% during the current year due to customers delaying their purchasing decisions given the uncertainty of the availability of cheap Russian imports and due to dry weather conditions in our principal marketing area. Ammonia sales volumes decreased 7% during the current year, primarily the result of curtailing production in August and September at our No. 2 ammonia plant at the Donaldsonville, Louisiana, facility. This lost production was partially offset by the additional tons available for sale from Farmland MissChem as well as a reduction in inventory balances during the quarter. On October 4, 1999, our No. 2 ammonia plant at the Donaldsonville facility resumed production after its two-month shutdown. The continued operation of this facility will be dependent upon nitrogen market conditions and natural gas prices.

      During the current year, DAP sales increased 16%, compared to the prior year, due to a 33% increase in sales volumes partially offset by a 13% decrease in sales prices. DAP sales volumes increased in the current year as a result of increased product availability as well as carryover tonnage from the last quarter of fiscal 1999. During the prior year, approximately 54,000 tons of DAP inventory was damaged by Hurricane Georges. In addition, our DAP facility did not produce for four days in the prior year quarter due to the hurricane. During the current year, we experienced higher operating rates that also contributed to increased product availability. The decline in sales prices during the current year was the result of large inventories at the beginning of the quarter caused in part by low application rates by farmers in the spring season. DAP prices were further depressed by the anticipated start-up of new production capacity in India and Australia.

      Potash sales decreased 20% during the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998. This decrease was the result of an 18% decrease in sales volumes and a 2% decrease in sales prices. Sales volumes decreased in the current year, primarily through reduced product availability and reduced domestic product demand. During the prior year quarter, we sold approximately 34,000 tons of inventory from the Eddy facility, which suspended operations in December 1997. Those inventories have now been depleted. Dry weather conditions in the southwest during the current year also contributed to lower sales volumes.

      COST OF PRODUCTS SOLD. Our cost of products sold increased to $93.4 million for the quarter ended September 30, 1999, from $84.0 million for the quarter ended September 30, 1998. As a percentage of net sales, cost of products sold increased to 96% for the quarter ended September 30, 1999, from 80% for the quarter ended September 30, 1998. Cost of sales increased as a percentage of net sales due to lower sales prices for our nitrogen and DAP products and higher production costs for our potash products. This increase was partially offset by lower DAP and nitrogen costs per ton during the current year. Nitrogen costs per ton decreased 2% in the current year as compared to the prior year, primarily the result of higher earnings at our joint venture ammonia plant in Trinidad. We record these earnings as a reduction in our cost of products sold. Our half of the earnings from Farmland MissChem was $6.2 million and included $3.5 million related to a business interruption claim for downtime that occurred in March and April of 1999. These higher equity earnings were partially offset by higher natural gas costs at our domestic production facilities. DAP costs per ton decreased 10% in the current year as compared to the prior year. This decrease was primarily the result of lower raw material costs for ammonia and phosphate rock and higher production rates in the current year. Ammonia costs were lower as a result of weak market conditions. Phosphate rock costs were lower due to the pricing formula in our phosphate rock supply contract that is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of our phosphate operations. Potash costs per ton increased 20% in the current year as compared to the prior year. This increase was primarily the result of our west mine incurring higher maintenance and labor spending in the current year. Production was also lower than anticipated in the current year as a result of a temporary decline in ore grade.

      SELLING, GENERAL AND ADMINISTRATIVE. Our selling, general and administrative expenses decreased to $8.6 million for the quarter ended September 30, 1999, from $9.5 million for the quarter ended September 30, 1998. This decrease was primarily the result of lower use taxes and lower employee incentives during the current year, partially offset by costs incurred related to the reorganization of our sales, marketing and distribution division. As a percentage of net sales, selling, general and administrative expenses were 9% for the quarter ended September 30, 1999, and 9% for the quarter ended September 30, 1998.

      OTHER. Our other operating costs increased to $2.5 million for the quarter ended September 30, 1999, from $157,000 for the quarter ended September 30, 1998. This increase was the result of idle plant costs associated with the curtailment of production in August and September of one of our ammonia plants in Donaldsonville, Louisiana. Operations were resumed at this plant on October 4, 1999.

      OPERATING (LOSS) INCOME. As a result of the above factors, we incurred an operating loss of $7.6 million for the quarter ended September 30, 1999, as compared to operating income of $11.0 million for the quarter ended September 30, 1998.

      INTEREST. For the quarter ended September 30, 1999, our net interest expense increased to $6.0 million from $3.5 million for the quarter ended September 30, 1998. This increase was primarily the result of no interest being capitalized in the current year as a result of the completion of major construction projects during the prior fiscal year. We capitalized $1.8 million of interest costs during the prior year quarter. Higher average debt levels during the current year also contributed to increased interest costs.

      OTHER (EXPENSE) INCOME. For the quarter ended September 30, 1999, other income was $635,000, compared to other expense of $754,000 for the quarter ended September 30, 1998. This change was primarily the result of higher earnings at our unconsolidated affiliates during the current year.
In addition, the prior year quarter includes expenses associated with damage caused by Hurricane Georges at our Pascagoula, Mississippi, facility.

      INCOME TAX (BENEFIT) EXPENSE. For the quarter ended September 30, 1999, our income tax benefit was $7.4 million, as compared to income tax expense of $2.5 million for the quarter ended September 30, 1998. This change was the result of incurring a loss in the current year as well as recording a one-time benefit during the current year in the amount of $2.0 million related to settlement agreements made with the Internal Revenue Service for fiscal years 1994, 1995 and 1996.

      NET (LOSS) INCOME. As a result of the foregoing, we incurred a net loss of $5.6 million for the quarter ended September 30, 1999, as compared to net income of $4.2 million for the quarter ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, we had cash and cash equivalents of $1.7 million, compared to $1.6 million at June 30, 1999, an increase of $100,000.

      OPERATING ACTIVITIES. For the three months ended September 30, 1999, our net cash used in operating activities was $14.6 million compared to $14.3 million for the three months ended September 30, 1998.

      INVESTING ACTIVITIES. Our net cash provided by investing activities was $196,000 for the three months ended September 30, 1999, compared to $41.1 million for the three months ended September 30, 1998. During the prior year, we collected $54.6 million on a note receivable obtained as a result of a sale of our undeveloped phosphate rock property. Investing activities for the prior year also included $3.8 million related to our investment in Farmland MissChem Limited. During the current year, our capital expenditures were $4.6 million compared to $9.7 million during the prior year. Our current year expenditures were for normal improvements and modifications to our facilities.

      FINANCING ACTIVITIES. Our net cash provided by financing activities was $14.5 million for the three months ended September 30, 1999, and our net cash used in financing activities was $28.7 million for the three months ended September 30, 1998. During the current year, the amounts provided by financing activities included $108.9 million in debt proceeds. These proceeds were partially offset by $91.8 million in debt payments and $2.6 million in cash dividends. During the prior year, the amounts used in financing activities included $172.3 million in debt payments, $12.0 million for the purchase of treasury stock and $2.7 million in cash dividends. These amounts were partially offset by $158.3 million in debt proceeds.

      On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Notes") due November 15, 2017. The holders may elect to have the Notes repaid on November 15, 2007. The Notes were issued under a $300.0 million shelf registration statement filed with the Securities and Exchange Commission in November 1997.

      In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in fully tax-exempt industrial revenue bonds, the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The bonds issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The bonds may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date.

      We have an unsecured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $200.0 million. This Facility is a five-year facility which matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. At September 30, 1999, we had $108.9 million outstanding under the Facility.

      The Facility includes certain financial covenants (the "Covenants") which require us to maintain threshold ratios on free cash flow (earnings before interest, taxes, depreciation and amortization (EBITDA) minus capital expenditures) to interest coverage and cash flow (EBITDA) to total debt. Our compliance with the Covenants is determined on a quarterly basis. On June 10, 1999, and September 17, 1999, the Facility was amended in order to modify the threshold ratios and avoid a possible noncompliance by us with either of the Covenants.

      OUTLOOK. Based on current industry conditions, we may not comply with the current financial ratios required by the Covenants for the quarters ended December 31, 1999, and/or March 31, 2000. We, therefore, believe it is advisable to negotiate further modifications of the Covenants or arrange replacement credit facilities. We are currently evaluating both options. Based on current financing conditions, we believe we can either obtain satisfactory new credit facilities or a satisfactory modification of the Covenants. Our effective interest rate will increase regardless of which of these options is chosen by the Company.

      We believe that we will be able to satisfy our financing requirements for our operations and capital projects through fiscal 2000 and the foreseeable future. We estimate our capital expenditure requirements for the remainder of fiscal 2000 to be approximately $16.0 million. The great majority of the anticipated capital expenditures are for essential improvements and modifications to our facilities. Minimum price payments for our ammonia purchases from Farmland MissChem, made pursuant to the offtake agreement, are expected to continue to reduce our available cash in fiscal 2000.


YEAR 2000

     Through our Year 2000 Committee ("Y2K Committee"), made up of management personnel from various departments, we have made substantial progress in evaluating and addressing the effect of Year 2000-related issues on our operations. The Y2K Committee's efforts to date have included (i) identifying, overseeing and tracking the cost of remediation work to our computer systems necessary to achieve Year 2000 readiness; (ii) assessing Year 2000-related exposures in the event that one or more of our computer systems, or any of our vendors, customers or creditors, experience a Year 2000-related problem; and
(iii) developing a contingency plan in the event that our efforts to identify and correct Year 2000-related problems are not successful.

     Our Year 2000-related costs total approximately $300,000. We believe that we have accomplished all remediation work necessary to run all computer systems with the current systems and software into the year 2000. We will continue to monitor the recommendations of our major system suppliers for any future Y2K updates that may apply to our specific configuration. We will implement these corrections to our hardware and/or software as we deem necessary.

     Although the assessment of the Year 2000 readiness of our vendors, customers and creditors is substantially complete, we continue to monitor the efforts of certain third parties. At this time, we do not expect to be materially affected by any Year 2000-related problem experienced by our vendors, customers or creditors. However, despite our best efforts, and since the Year 2000 readiness of any third party is outside our control, there is no guarantee or assurance that we will not be materially impacted by a third party's failure to adequately address Year 2000-related issues.

     We could sustain what is expected to be nonmaterial operational inconveniences and inefficiencies and/or be involved in nonmaterial business disputes as a result of Year 2000-related failures. A contingency plan developed with the assistance of an outside consultant was finalized in July 1999 and will be implemented in the event we experience Year 2000 problems that are related to either our or a third party's computer system. The Y2K Committee believes that the contingency plan will minimize any adverse effect to us arising from a Year 2000-related problem.

     THE ABOVE REFERENCE TO YEAR 2000 ISSUES, EVEN IF INCORPORATED BY REFERENCE INTO OTHER DOCUMENTS OR DISCLOSURES, IS A YEAR 2000 READINESS DISCLOSURE AS DEFINED UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT OF 1998.


FORWARD-LOOKING STATEMENTS

      Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements." Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results, include, but are not limited to, (i) the relative unpredictability of international and local economic conditions, (ii) changes in matters which affect the supply and demand of fertilizer products, (iii) weather, (iv) the volatility of the natural gas market, (v) environmental regulation, (vi) price competition from both domestic and international competitors, (vii) possible unscheduled plant outages and other operating difficulties, and (viii) other important factors affecting the fertilizer industry and us as detailed under "Outlook and Uncertainties" and elsewhere in our most recent annual report on Form 10-K which is on file with the Securities and Exchange Commission.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

     We are exposed to market risk, including changes in interest rates and natural gas prices. To manage the risks related to these exposures, we enter into derivative transactions. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. The derivative transactions are intended to hedge our future production and interest costs. For more information about how we manage specific risk exposures, see Note 14 - Hedging Activities, and Note 7 - Credit Agreements and Long-Term Debt, in our Notes to Consolidated Financial Statements contained in our Annual Report for the fiscal year ended June 30, 1999.

     At September 30, 1999, we believe that the fair value of our fixed rate long-term debt and interest rate swap agreements had not significantly changed from its fair value at June 30, 1999.

     We use natural gas futures contracts to reduce the impact of changes in natural gas prices. We prepared a sensitivity analysis to estimate our market risk exposure arising from these instruments. The fair value of open contracts was calculated by valuing each position using quoted market prices. Market risk is the potential loss in fair value as a result of a 10% adverse change in market prices. We estimate that this adverse change in prices would have reduced the fair value of open contracts by $1.7 million at September 30, 1999.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed as part of this report are listed below.

               SEC Exhibit
               Reference No.  Description

                         Exhibit Index to Form 10-Q

                    10 Second Amendment, effective as of September 17, 1999, to Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit.

                    27   Financial Data Schedule.


     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MISSISSIPPI CHEMICAL CORPORATION

Date:November 15, 1999              /s/ Timothy A. Dawson
     -----------------------        --------------------------------
                                    Timothy A. Dawson
                                    Senior Vice President and
                                    Chief Financial Officer



Date:November 15, 1999              /s/ Rosalyn B. Glascoe
     ----------------------         -------------------------------
                                    Rosalyn B. Glascoe
                                    Corporate Secretary