Form 10-Q
period 1999-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2000-02-11
CIK 66895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1999


                                      OR


            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1999
                       Commission File Number 001-12217




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

          The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999.

            Class                               Number of Shares
            -----                               ----------------
            Common Stock, $0.01 par value             26,131,917

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX



                                                                         Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Consolidated Statements of Income                             3
                  Three months ended December 31, 1999 and 1998, and Six months ended December 31, 1999 and 1998

               Consolidated Balance Sheets
                  December 31, 1999 and June 30, 1999                    4 - 5

               Consolidated Statements of Shareholders' Equity               6
                  Fiscal Year Ended June 30, 1999 and
                  Six months ended December 31, 1999

               Consolidated Statements of Cash Flows                         7
                  Six months ended December 31, 1999 and 1998

               Notes to Consolidated Financial Statements               8 - 16


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition           17 - 24

     Item 3.   Quantitative and Qualitative Disclosure About
               Market Risk                                                  25

PART II.  OTHER INFORMATION:

      Item 4.  Submission of Matters to a Vote of Security Holders          26

      Item 6.  Exhibits and Reports on Form 8-K                             26

      Signatures                                                            26

PART>I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                             Three months ended         Six months ended
                                December 31,               December 31,
                           ---------------------      --------------------
                             1999         1998          1999         1998
                           ---------    --------      --------   ---------
                               (In thousands, except per share data)
Revenues:
  Net sales                 $107,312    $ 94,839      $204,310   $199,554

Operating expenses:
  Cost of products sold      109,579      82,642       203,024    166,670
  Selling, general and
    administrative             8,246       8,927        16,858     18,467
  Other                           86         180         2,626        337
                            --------    --------      --------   --------
                             117,911      91,749       222,508    185,474
                            --------    --------      --------   --------
Operating (loss) income      (10,599)      3,090       (18,198)    14,080

Other (expense) income:

  Interest, net               (6,629)     (4,519)      (12,656)    (8,029)
  Other                          646         732         1,281        (22)
                            --------    --------      --------   --------
(Loss) income before
   income taxes              (16,582)       (697)      (29,573)     6,029

Income tax (benefit)
  expense                     (6,573)       (212)      (14,012)     2,293
                            --------    --------      --------   --------
Net (loss) income           $(10,009)   $   (485)     $(15,561)  $  3,736
                            ========    ========      ========   ========

(Loss) earnings per share -
   basic (see Note 2)       $  (0.38)   $  (0.02)     $  (0.60)  $   0.14
                            ========    ========      ========   ========

(Loss) earnings per share -
   diluted (see Note 2)     $  (0.38)   $  (0.02)     $  (0.60)  $   0.14
                            ========    ========      ========   ========

[FN]

  The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                            December 31,         June 30,
                                               1999                1999
                                            ------------        ---------
                                        (In thousands, except per share data)
Current assets:
  Cash and cash equivalents                     $  1,734         $  1,648
  Accounts receivable, net                        55,067           43,780

   Inventories:
      Finished products                           45,837           33,061
      Raw materials and supplies                   6,041            7,993
      Replacement parts                           37,024           35,870
                                                --------         --------
          Total inventories                       88,902           76,924

    Income tax receivable                          5,797           18,189
    Insurance receivable                           3,974           11,310
    Prepaid expenses and other current assets     10,593            3,622
    Deferred income taxes                          4,249            3,286
                                                --------         --------
          Total current assets                   170,316          158,759

Investments in affiliates                         85,024           77,020

Other assets                                      11,014           19,263

Property, plant and equipment, at cost           840,506          835,306
  less accumulated depreciation, depletion
  and amortization                              (381,889)        (363,222)
                                                --------         --------
          Net property, plant and equipment      458,617          472,084

Goodwill, net of accumulated amortization        169,471          171,762
                                                --------         --------
                                                $894,442         $898,888
                                                ========         ========

[FN]

  The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                             December 31,         June 30,
                                                 1999               1999
                                             -----------         ---------
                                         (In thousands, except per share data)

Current liabilities:
  Accounts payable                             $  44,060         $  60,935
  Accrued liabilities                             10,690            13,460
                                               ---------         ---------
          Total current liabilities               54,750            74,395

Long-term debt                                   349,084           305,857

Other long-term liabilities and
  deferred credits                                15,249            17,617

Deferred income taxes                             74,090            80,791

Shareholders' equity:
  Common stock ($.01 par; authorized 100,000
    shares; issued 27,976)                           280               280
  Additional paid-in capital                     305,901           305,901
  Retained earnings                              124,667           143,626
  Treasury stock, at cost (1,844 shares)         (29,579)          (29,579)
                                                --------          --------
                                                 401,269           420,228
                                                --------          --------
                                                $894,442          $898,888
                                                ========          ========


[FN]

  The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               DECEMBER 31, 1999
                                  (Unaudited)

                                  Additional
                          Common   Paid-In    Retained   Treasury
                          Stock    Capital    Earnings     Stock      Total
                         -------   --------   --------   --------   --------
(In thousands)
Balances, July 1, 1998   $   280   $305,901   $157,800   $(15,456)  $448,525
  Net loss                  -          -        (3,608)      -        (3,608)
  Cash dividends paid       -          -       (10,566)      -       (10,566)
  Treasury stock, net       -          -          -       (14,123)   (14,123)
                         -------   --------   --------   --------   --------
Balances, June 30, 1999      280    305,901    143,626    (29,579)   420,228
  Net loss                  -          -       (15,561)      -       (15,561)
  Cash dividends paid       -          -        (3,398)      -        (3,398)
                        --------   --------   --------   --------   --------
Balances,
  December 31, 1999     $    280   $305,901   $124,667   $(29,579)  $401,269
                        ========   ========   ========   ========   ========

[FN]


  The accompanying notes are an integral part of these consolidated financial statements.


                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                               Six months ended December 31,
                                                  1999             1998
                                               ---------         ---------
                                                   (In thousands)
Cash flows from operating activities:
  Net (loss) income                             $(15,561)        $   3,736
  Reconciliation of net (loss) income
    to net cash used in operating activities:
      Net change in operating assets
        and liabilities                          (31,051)          (69,523)
      Depreciation, depletion and amortization    23,358            20,694
      Deferred income taxes                       (5,544)            2,456
      Equity earnings in unconsolidated
        affiliates                                (8,184)             (796)
      Other                                         (442)              354
                                                --------          --------
Net cash used in operating activities            (37,424)          (43,079)
                                                --------          --------

Cash flows from investing activities:
  Purchase of property, plant and equipment       (9,188)          (21,685)
  Investment in Farmland MissChem Limited           -               (3,358)
  Collections on note receivable                    -               54,625
  Other                                            6,896               787
                                                --------          --------
Net cash (used in) provided by
  investing activities                            (2,292)           30,369
                                                --------          --------
Cash flows from financing activities:
  Debt proceeds                                  212,400           285,650
  Debt payments                                 (169,200)         (254,519)
  Cash dividends paid                             (3,398)           (5,338)
  Purchase of treasury stock                        -              (14,123)
                                                --------          --------
Net cash provided by financing activities         39,802            11,670
                                                --------          --------
Net increase (decrease) in cash and
  cash equivalents                                    86            (1,040)

Cash and cash equivalents -
  beginning of period                              1,648             3,857
                                                --------          --------
Cash and cash equivalents - end of period       $  1,734          $  2,817
                                                ========          ========

[FN]

  The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation, its subsidiaries and affiliates. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and the six-month periods ended December 31, 1999 and 1998, our financial position at December 31, 1999 and June 30, 1999, our cash flows for the six months ended December 31, 1999 and 1998, and our consolidated statements of shareholders' equity as of December 31, 1999. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

     Certain notes and other information have been condensed or omitted in our interim financial statements presented in our quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 1999 Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 1999, audited financial statements.

     The nature of our business is seasonal; therefore, the results of operations for the periods ended December 31, 1999, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

     The number of shares used in our basic and diluted earnings per share computation are as follows:

                               Three months ended          Six months ended
                                  December 31,               December 31,
                             ---------------------      ---------------------
                               1999         1998          1999         1998
                             -------      --------      --------     --------
                                              (In thousands)
Weighted average common shares
  outstanding, net of treasury
  shares, for basic earnings
  per share                   26,132        26,178        26,132       26,614
Common stock equivalents for
  employee stock options        -             -             -            -
                             -------       -------       -------      -------
Weighted average common
  shares outstanding for
  diluted earnings per share  26,132        26,178        26,132       26,614
                             =======       =======       =======      =======

      Options outstanding at December 31, 1999 and 1998, were not included in our computations of diluted earnings per share for the three-month or six-month periods ended December 31, 1999 and 1998, because the options' exercise prices were greater than the average market price for common shares and, therefore, not dilutive.

      In September 1999, our board of directors announced that quarterly cash dividends paid in the foreseeable future would be reduced to $0.03 per common share. The dividend of $0.03 per common share declared in October 1999, for the three-month period ending September 30, 1999, was paid on November 24, 1999, to holders of record on November 10, 1999. In January 2000, a regular quarterly cash dividend of $0.03 per common share was declared for the three-month period ending December 31, 1999. This dividend will be paid on February 25, 2000, to holders of record on February 11, 2000.


NOTE 3 - SEGMENT INFORMATION
      Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid and distributes these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular, coarse and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three-month and six-month periods ended December 31, 1999 and 1998. The Other caption includes corporate and consolidating eliminations.


                                   Three months ended December 31, 1999
------------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphate    Potash    Other    Total
------------------------------------------------------------------------------
Net sales -
  external customers        $ 65,557    $ 19,578  $ 22,177  $   -    $107,312
Net sales - intersegment       3,079          29      -       (3,108)    -
Operating (loss) income       (8,847)     (2,161)      822      (413) (10,599)
Depreciation, depletion
  and amortization             7,666       1,526     1,549       968   11,709
Capital expenditures           3,456         642       427        59    4,584


                                   Three months ended December 31, 1998
------------------------------------------------------------------------------
(In thousands)               Nitrogen  Phosphate   Potash     Other     Total
------------------------------------------------------------------------------
Net sales -
  external customers        $ 50,160    $ 27,834  $ 16,845  $   -     $ 94,839
Net sales - intersegment       4,268          21      -       (4,289)     -
Operating (loss) income       (5,298)      5,535     2,643       210     3,090
Depreciation, depletion
  and amortization             6,840       1,190     1,379     1,005    10,414
Capital expenditures           7,476         371     3,710       398    11,955


                                    Six months ended December 31, 1999
------------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphate   Potash    Other      Total
------------------------------------------------------------------------------
Net sales -
  external customers        $107,833    $ 55,361  $ 41,116   $  -     $204,310
Net sales - intersegment       8,787          45      -       (8,832)     -
Operating (loss) income      (18,058)        146       867    (1,153)  (18,198)
Depreciation, depletion
  and amortization            15,359       3,026     3,068     1,905    23,358
Capital expenditures           4,877       1,506     2,355       450     9,188


                                   Six months ended December 31, 1998
------------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphate   Potash    Other      Total
------------------------------------------------------------------------------
Net sales -
  external customers        $100,201    $ 58,829  $ 40,524  $   -     $199,554
Net sales - intersegment      10,938          39      -      (10,977)     -
Operating (loss) income         (970)      8,010     6,744       296    14,080
Depreciation, depletion
  and amortization            13,734       2,442     2,706     1,812    20,694
Capital expenditures          12,319       1,380     6,987       999    21,685



NOTE 4 - GUARANTOR SUBSIDIARIES

      Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for December 31, 1999 and 1998 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements of the Guarantor Subsidiaries are not presented because we do not believe that separate financial statements are material to investors.

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                              Three months ended December 31, 1999
------------------------------------------------------------------------------
                  Parent   Guarantor   Non-Guarantor
(In thousands)    Company Subsidiaries Subsidiaries  Eliminations Consolidated
------------------------------------------------------------------------------
Revenues:
  Net sales       $  -      $ 34,223      $108,328      $(35,239)    $107,312

Operating expenses:
  Cost of products
    sold             -        40,183        98,178       (28,782)     109,579
  Selling, general
    and admin-
    istrative         530        903         6,813          -           8,246
  Other              -          -               86          -              86
                  -------    -------      --------     ---------     --------
                      530     41,086       105,077       (28,782)     117,911
                  -------    -------      --------     ---------     --------
Operating (loss)
  income             (530)    (6,863)        3,251        (6,457)     (10,599)

Other (expense) income:
  Interest, net    (6,039)    (2,823)        2,233          -          (6,629)
  Other            (1,812)     2,568           518          (628)         646
                 --------    -------      --------     ---------     --------
(Loss) income
  before income
  taxes            (8,381)    (7,118)        6,002        (7,085)     (16,582)

Income tax expense
  (benefit)         1,628        458        (6,583)       (2,076)      (6,573)
                 --------    -------       -------       -------     --------
Net (loss)
  income         $(10,009)   $(7,576)      $12,585       $(5,009)    $(10,009)
                 ========    =======       =======       =======     ========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                            Three months ended December 31, 1998
-------------------------------------------------------------------------------
                  Parent    Guarantor   Non-Guarantor
(In thousands)    Company  Subsidiaries Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales        $  -       $ 25,181    $ 94,724      $(25,066)    $ 94,839

Operating expenses:
  Cost of products
    sold              -         20,217      85,608       (23,183)      82,642
  Selling, general
    and admin-
    istrative          772       1,371       6,713            71        8,927
  Other               -           -            180          -             180
                   -------    --------     -------      --------     --------
                       772      21,588      92,501       (23,112)      91,749
                   -------    --------     -------      --------     --------

Operating (loss)
  income              (772)      3,593       2,223        (1,954)       3,090

Other (expense)
  income:
    Interest, net   (2,874)     (1,292)       (353)         -          (4,519)
    Other            2,568      (7,360)        673         4,851          732
                   -------     -------     -------      --------      -------
(Loss) income
  before income
  taxes             (1,078)     (5,059)      2,543         2,897         (697)

Income tax (benefit)
  expense             (593)     (1,551)      1,820           112         (212)
                   -------     -------     -------      --------       ------
Net (loss) income  $  (485)    $(3,508)    $   723      $  2,785       $ (485)
                   =======     =======     =======      ========       ======


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                              Six months ended December 31, 1999
--------------------------------------------------------------------------------
                    Parent    Guarantor   Non-Guarantor
(In thousands)      Company  Subsidiaries Subsidiaries Eliminations Consolidated
--------------------------------------------------------------------------------
Revenues:
  Net sales        $   -          $ 63,958    $206,544    $(66,192)  $204,310

Operating expenses:
  Cost of products
    sold               -            75,923     194,545     (67,444)   203,024
  Selling, general
    and admin-
    istrative         1,132          1,962      13,764        -        16,858
  Other                -              -          2,626        -         2,626
                    -------        -------    --------    --------   --------
                      1,132         77,885     210,935     (67,444)   222,508
                    -------        -------    --------    --------   --------
Operating loss       (1,132)       (13,927)     (4,391)      1,252    (18,198)

Other (expense)
  income:
    Interest, net   (11,936)        (5,457)      4,737        -       (12,656)
    Other            (1,557)          (652)        817       2,673      1,281
                    -------        -------     -------    --------   --------
(Loss) income before
  income taxes      (14,625)       (20,036)      1,163       3,925    (29,573)

Income tax expense
  (benefit)             936         (4,451)     (8,421)     (2,076)   (14,012)
                   --------       --------     -------    --------   --------
Net (loss) income  $(15,561)      $(15,585)    $ 9,584    $  6,001   $(15,561)
                   ========       ========     =======    ========   ========



                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                           Six months ended December 31, 1998
-------------------------------------------------------------------------------
                  Parent  Guarantor    Non-Guarantor
(In thousands)    Company Subsidiaries Subsidiaries  Eliminations  Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales        $  -       $ 52,504    $200,892    $ (53,842)     $199,554

Operating expenses:
  Cost of
    products sold     -         43,362     176,266      (52,958)      166,670
  Selling, general
    and admin-
    istrative        1,597       2,839      13,960           71        18,467
  Other               -           -            337         -              337
                   -------    --------    --------     --------      --------
                     1,597      46,201     190,563      (52,887)      185,474
                   -------    --------    --------     --------      --------
Operating (loss)
  income            (1,597)      6,303      10,329         (955)       14,080

Other (expense)
  income:
    Interest, net   (5,156)     (2,317)       (556)        -           (8,029)
    Other            8,982      (7,360)        264       (1,908)          (22)
                   -------    --------    --------     --------      --------
Income (loss)
  before income
  taxes              2,229      (3,374)     10,037       (2,863)        6,029

Income tax (benefit)
  expense           (1,507)       (924)      4,612          112         2,293
                   -------    --------    --------     --------      --------
Net income (loss)  $ 3,736    $ (2,450)   $  5,425     $ (2,975)     $  3,736
                   =======    ========    ========     ========      ========


                     CONDENSED CONSOLIDATING BALANCE SHEET

                                    December 31, 1999
------------------------------------------------------------------------------
                 Parent   Guarantor   Non-Guarantor
(In thousands)  Company  Subsidiaries Subsidiaries  Eliminations  Consolidated
------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents $   134    $     22      $  1,578    $     -         $  1,734
  Receivables,
    net           2,988      16,219        88,674       (43,043)       64,838
  Inventories      -         22,523        65,166         1,213        88,902
  Prepaid expenses
    and other
    current
    assets        7,946       1,176        10,328        (4,608)       14,842
               --------    --------      --------    ----------      --------
  Total current
   assets        11,068      39,940       165,746       (46,438)      170,316

Investments in
  affiliates    705,490     342,232        67,991    (1,030,689)       85,024
Other assets    134,772        -          215,031      (338,789)       11,014
PP&E, net        13,364     152,468       292,785          -          458,617
Goodwill, net      -           -          169,471          -          169,471
               --------    --------      --------   -----------      --------
   Total
    assets     $864,694    $534,640      $911,024   $(1,415,916)     $894,442
               ========    ========      ========   ===========      ========

Current liabilities:
  Accounts
    payable    $ 30,946    $ 13,966      $ 51,069   $   (51,921)     $ 44,060
  Accrued
    liabilities   6,671       5,035         5,974        (6,990)       10,690
               --------    --------      --------   -----------      --------
  Total current
    liabilities  37,617      19,001        57,043       (58,911)       54,750

Long-term debt  419,759     129,363       132,535      (332,573)      349,084

Other long-term
  liabilities
  and deferred
  credits         6,049      25,938        63,079        (5,727)       89,339

Shareholders'
  equity:
    Common stock    280           1        58,941       (58,942)          280
    Additional
      paid-in
      capital   305,901     382,147       545,197      (927,344)      305,901
  Retained
    earnings    124,667     (21,810)       54,229       (32,419)      124,667
  Treasury stock,
    at cost     (29,579)       -             -             -          (29,579)
               --------    --------     ---------    ----------      --------
  Total
    shareholders'
    equity      401,269     360,338       658,367    (1,018,705)      401,269
               --------    --------      --------    ----------      --------
  Total
    liabilities
    and share-
    holders'
    equity     $864,694     $534,640     $911,024    $(1,415,916)    $894,442
               ========     ========     ========    ===========     ========


                     CONDENSED CONSOLIDATING BALANCE SHEET

                                     June 30, 1999
-------------------------------------------------------------------------------
                    Parent   Guarantor   Non-Guarantor
(In thousands)     Company  Subsidiaries Subsidiaries Eliminations Consolidated
-------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents    $   244     $     21     $   1,383   $     -       $  1,648
  Receivables, net  19,210        7,792        91,632      (45,355)     73,279
  Inventories         -          19,629        57,076          219      76,924
  Prepaid expenses
    and other
    current assets   3,994            5         6,704       (3,795)      6,908
                  --------     --------      --------  -----------    --------
  Total current
    assets          23,448       27,447       156,795      (48,931)    158,759

Investments in
  affiliates       698,210      343,951        59,123   (1,024,264)     77,020
Other assets       110,538       12,307       225,372     (328,954)     19,263
PP&E, net           14,270      158,755       299,059         -        472,084
Goodwill, net         -            -          171,762         -        171,762
                  --------     --------      --------  -----------    --------
    Total assets  $846,466     $542,460      $912,111  $(1,402,149)   $898,888
                  ========     ========      ========  ===========    ========

Current liabilities:
  Accounts
    payable       $ 29,547     $ 11,577      $ 78,472  $  (58,661)     $ 60,935
  Accrued
    liabilities      7,355         -            8,319      (2,214)       13,460
                  --------     --------      --------  ----------      --------
  Total current
    liabilities     36,902       11,577        86,791     (60,875)       74,395

Long-term debt     382,402      126,750       112,602    (315,897)      305,857

Other long-term
  liabilities and
  deferred credits   6,934       28,210        64,158        (894)       98,408

Shareholders' equity:
  Common stock         280            1        58,941     (58,942)          280
  Additional paid-in
    capital        305,901      382,147       544,974    (927,121)      305,901
  Retained
    earnings       143,626       (6,225)       44,645     (38,420)      143,626
  Treasury stock,
    at cost        (29,579)        -             -           -          (29,579)
                  --------     --------      --------   ----------     --------
  Total share-
    holders'
    equity         420,228      375,923       648,560   (1,024,483)     420,228
                  --------     --------      --------   ----------     --------
     Total
      liabilities
      and share-
      holders'
      equity      $846,466     $542,460      $912,111  $(1,402,149)   $898,888
                  ========     ========      ========  ===========    ========


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                 Six months ended December 31, 1999
--------------------------------------------------------------------------------
                      Parent  Guarantor   Non-Guarantor
(In thousands)       Company Subsidiaries Subsidiaries Eliminations Consolidated
--------------------------------------------------------------------------------
Cash flows from operating
  activities:
  Net (loss) income $ (15,561)  $(15,585)   $  9,584   $  6,001      $ (15,561)
  Reconciliation of
    net (loss)
    income to net
    cash used in
    operating
    activities:
      Net change in
        operating
        assets and
        liabilities   10,511     (1,805)      (40,191)      434        (31,051)
      Depreciation,
        depletion and
        amortization   1,515      6,027        15,421       395         23,358
      Equity earnings
        in unconsoli-
        dated
        affiliates    (7,237)     1,719        (8,869)    6,203         (8,184)
      Deferred income
        taxes and
        other         (2,678)     8,854           871   (13,033)        (5,986)
                     -------    -------       -------   -------        -------
Net cash used in
  operating
  activities         (13,450)      (790)      (23,184)     -           (37,424)
                     -------    -------       -------   -------        -------
Cash flows from
  investing
  activities:
    Purchase of
      property, plant
      and equipment     (450)   (1,827)        (6,911)     -           (9,188)
    Other                 13         5          6,878      -            6,896
                     -------   -------       --------   -------       -------
Net cash used in
  investing
  activities            (437)   (1,822)           (33)     -           (2,292)
                    --------   -------        -------   -------       -------
Cash flows from
  financing
  activities:
    Debt proceeds    212,400      -              -         -          212,400
    Debt payments   (169,200)     -              -         -         (169,200)
    Cash dividend
      paid            (3,398)     -              -         -           (3,398)
    Net change in
      affiliate notes(26,025)    2,613         23,412      -             -
                    --------   -------        -------   -------      --------
Net cash provided by
  financing
  activities          13,777     2,613         23,412      -           39,802
                    --------   -------        -------   -------      --------
Net (decrease)
  increase in cash
  and cash
  equivalents           (110)        1            195      -               86

Cash and cash
  equivalents -
    beginning of
    period               244        21          1,383      -            1,648
                     -------   -------       --------   -------       -------
Cash and cash
  equivalents -
  end of period      $   134   $    22       $  1,578   $  -          $ 1,734
                     =======   =======       ========   =======       =======





                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                             Six months ended December 31, 1998
------------------------------------------------------------------------------
                 Parent    Guarantor   Non-Guarantor
(In thousands)   Company  Subsidiaries Subsidiaries Eliminations  Consolidated
------------------------------------------------------------------------------
Cash flows from
  operating
  activities:
    Net income
    (loss)        $  3,736   $(2,450)     $  5,425    $(2,975)      $   3,736
    Reconciliation
      of net income
      (loss) to net
      cash (used in)
      provided by
      operating
      activities:
        Net change
         in operating
         assets and
         liabil-
         ities     (45,992)   (4,352)      (19,765)       586         (69,523)
      Depreciation,
      depletion
        and amortiz-
        ation        1,458     4,187        14,562        487          20,694
      Equity earnings
        in unconsol-
        idated affil-
        iates      (10,937)    7,360         1,953        828            (796)
      Deferred
        income taxes
        and other    3,457      (957)         (763)     1,073           2,810
                   -------   -------       -------     ------         -------
Net cash (used in)
  provided by
  operating
  activities       (48,278)    3,788         1,412         (1)        (43,079)
                  --------   -------       -------     ------         -------
Cash flows from
  investing
  activities:
   Purchase of
    property, plant
    and equipment     (999)   (8,954)      (11,732)      -            (21,685)
  Investment in
    Farmland
    MissChem Limited(3,358)     -             -          -             (3,358)
  Collections on note
   receivable       54,625      -             -          -             54,625
  Other               -         -              787       -                787
                   -------   -------        ------    -------        --------
Net cash provided
  by (used in)
  investing
  activities        50,268    (8,954)      (10,945)      -             30,369
                   -------   -------       -------    -------        --------
Cash flows from
  financing activities:
   Debt proceeds   285,650      -             -          -            285,650
   Debt payments  (254,450)     -              (69)      -           (254,519)
   Cash dividend
     paid           (5,338)     -             -          -             (5,338)
  Purchase of
     treasury
     stock         (14,123)     -             -          -            (14,123)
  Net change in
    affiliate notes(14,864)    5,167         9,697       -               -
                   -------   -------       -------    -------        --------
Net cash (used in)
  provided by
  financing
  activities        (3,125)    5,167         9,628       -             11,670
                   -------   -------       -------    -------        --------
Net (decrease)
  increase in cash
  and cash
  equivalents       (1,135)        1            95         (1)         (1,040)

Cash and cash
  equivalents -
    beginning of
    period           2,616        21         1,220       -              3,857
                  --------   -------       -------    -------         -------
Cash and cash
  equivalents -
  end of period   $  1,481   $    22       $ 1,315    $    (1)        $ 2,817
                  ========   =======       =======    =======         =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces DAP and exports the majority of this production through the Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industries for use primarily in the southern and western regions of the United States. The following is management's discussion and analysis of the financial condition and results of operations, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 1999.

     Consistent with the historical nature of our business, the usage of fertilizer in our trade territory is highly seasonal, and our quarterly results reflect the fact that significantly more fertilizer is sold during the last four months of our fiscal year (March through June). Since interim period operating results reflect the seasonal nature of our business, they may not necessarily be indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year due to a number of factors, including mechanical failures in production facilities, scheduled maintenance turnarounds, world market conditions of supply and demand for our products, price of raw materials required to produce our products, farm commodity prices, and weather-related shifts in planting schedules and purchase patterns. We incur substantial expenditures for fixed costs throughout the year and for inventory prior to the spring planting season.

     For the current year, we incurred a net loss during the quarter of $10.0 million (or $0.38 per basic and diluted share) compared to a net loss of $485,000 (or $0.02 per basic and diluted share) for the same quarter during the prior year. Net sales increased to $107.3 million for the quarter ended December 31, 1999, from $94.8 million for the quarter ended December 31, 1998. We incurred an operating loss of $10.6 million for the quarter ended December 31, 1999, compared to operating income of $3.1 million for the quarter ended December 31, 1998.


NITROGEN

     Weak product pricing through much of the quarter and an increase in the cost of producing ammonia combined to continue the difficult operating environment for our nitrogen business unit. Ammonia is our base nitrogen product and is necessary for the production of our other nitrogen products (urea, ammonium nitrate, nitrogen solutions and nitric acid). The weighted average sales price for our nitrogen products was 8% below the prior year quarter while our cost per ton for ammonia increased 16% from the prior year quarter primarily due to a 15% increase in the cost of natural gas, the primary raw material in the production of ammonia. Prices for most of our nitrogen products increased from the trough levels experienced in the summer of 1999 due to production curtailments and plant shutdowns in the nitrogen industry which reduced the nitrogen inventories of domestic producers and tightened the supply/demand relationship for our nitrogen products. We anticipate that pricing for our nitrogen products will continue to improve through the upcoming spring planting season.

     Recent positive developments for our nitrogen business unit include: (1) a 42% increase in sales volumes over the prior year quarter, which we believe indicates that a number of our customers expect prices for our nitrogen products to move upward in the near-term; (2) improvement in grain commodity prices, which could result in an increase in fertilizer application rates this spring; and (3) the preliminary determination by the U.S. Department of Commerce ("Department"), issued on December 31, 1999, subjecting Russian ammonium nitrate imports to an effective dumping margin of 264.59% pending final determination of the case on or before June 30, 2000. This has positively impacted ammonium nitrate prices by virtually eliminating unfairly priced Russian ammonium nitrate imports.

PHOSPHATE

     Weak product pricing also negatively impacted our phosphate business unit which experienced a 27% reduction in DAP sales prices during the current year quarter as compared to the prior year quarter as the market continued to react to anticipated new supply in India and Australia. Recent plant shutdowns and curtailments have positively impacted the supply/demand balance. In order to reduce inventories, on October 18, 1999, we extended a scheduled maintenance shutdown of our DAP facility by approximately five days followed by curtailed production rates through the date of this filing. We will continue to monitor market conditions to determine whether additional production curtailments are advisable. We believe DAP pricing has reached its low point for this fiscal year and is beginning to firm. DAP costs per ton increased 1% during the current year quarter as compared to the prior year quarter, primarily as a result of higher conversion costs partially offset by lower raw material costs for ammonia and phosphate rock.

POTASH

     Our potash business unit experienced a 43% increase in sales volumes and an 8% decrease in sales prices during the current year quarter as compared to the prior year quarter. The increase in sales volumes was due primarily to increased domestic movement through our sales incentive program offered in the fall, increased export sales and carryover tons from the quarter ended September 30, 1999. Potash costs per ton increased 10% during the current year quarter as compared to the prior year quarter as a result of selling higher cost inventory produced in earlier periods as well as incurring higher production costs at our East mine.

OUTLOOK

     Improvement in our nitrogen margins is anticipated through the remainder of this fiscal year; however, the extent of any such improvement is impossible to predict due to the difficulty of accurately projecting natural gas costs, nitrogen product availability, weather conditions and demand. Additional nitrogen capacity, which is scheduled to come on line in the summer and fall of this year, could have a negative impact on the nitrogen supply/demand balance. We anticipate that DAP sales prices will continue in the near term to adversely affect our phosphate segment's financial results. Finally, we believe that the financial results of our potash segment will show near-term improvement as a result of anticipated increases in potash prices and reduced production costs caused primarily by mining higher grade ore and lower maintenance costs.


RESULTS OF OPERATIONS

     Our results of operations have historically been influenced by a number of factors beyond our control, which can significantly alter our operating results. Fertilizer demand and prices are highly dependent upon a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. Government policies, weather, and changes in agricultural production methods. Our results of operations can also be affected by (i) the volatility of natural gas prices, (ii) mechanical operating difficulties, (iii) the relative value of the U.S. dollar,
(iv) foreign government agricultural policies (in particular, policies of the Governments of India and China regarding fertilizer imports), (v) capacity expansions by competitors, (vi) pricing policies of domestic and foreign competitors (especially Russia), and (vii) the unpredictable nature of international and local economies.

     Following are summaries of our sales results by product categories:


                              Three months ended       Six months ended
                                 December 31,            December 31,
                              ------------------   --------------------
                                1999      1998       1999        1998
Net Sales (in thousands):     --------  --------   --------    --------
  Nitrogen                    $ 65,371  $ 49,926   $107,392    $ 99,782
  DAP                           19,559    27,747     55,314      58,530
  Potash                        22,177    16,845     41,116      40,524
  Other                            205       321        488         718
                              --------  --------   --------    --------
      Net Sales               $107,312  $ 94,839   $204,310    $199,554
                              ========  ========   ========    ========

                              Three months ended     Six months ended
                                  December 31,         December 31,
                              ------------------   --------------------
                                1999      1998       1999        1998
Tons Sold (in thousands):     --------  --------   -------      -------

  Nitrogen:
    Ammonia                        209       220       381          405
    Ammonium nitrate               234       107       318          220
    Urea                           129       115       263          223
    Nitrogen solutions             173        78       260           84
    Nitric acid                     11        11        25           32
                                 -----      ----     -----        -----
      Total Nitrogen               756       531     1,247          964

    DAP                            154       160       383          331
    Potash                         256       179       472          444

                              Three months ended       Six months ended
                                 December 31,            December 31,
                              ------------------     -------------------
                                1999      1998        1999         1998
Average Sales Price Per Ton:  -------    -------     ------       ------
  Nitrogen                    $    87    $    94     $   86       $  104
  DAP                         $   127    $   174     $  145       $  177
  Potash                      $    87    $    94     $   87       $   91


     NET SALES. Our net sales increased 13% to $107.3 million for the quarter ended December 31, 1999, from $94.8 million for the quarter ended December 31, 1998. This increase is explained by higher sales volumes in the current year for our nitrogen and potash products partially offset by lower average sales prices for our nitrogen, DAP and potash products. For the six months ended December 31, 1999, net sales increased 2% to $204.3 million from $199.6 million for the six months ended December 31, 1998. This increase is the result of higher sales volumes partially offset by lower sales prices for our nitrogen, DAP and potash products.

     During the current quarter, nitrogen sales increased 31% as compared to the prior year quarter. For the current six-month period, nitrogen sales increased 8% as compared to the prior year six-month period. The increases were primarily the result of higher sales volume for our ammonium nitrate, urea and nitrogen solution products due to buyers building inventories as the markets showed indications of improvement for the spring season, as well as customers purchasing inventory previously held on consignment in anticipation of higher prices. During the current quarter, our ammonia sales volume decreased 5% as compared to the prior year. During the current six-month period, our ammonia sales volume decreased 6% as compared to the prior year. These decreases were the result of reduced tons available for sale due to curtailed production in August and September of the current fiscal year at our No. 2 ammonia facility in Donaldsonville, Louisiana. This facility resumed production on October 4,1999. During the current quarter, our average sales prices for ammonium nitrate decreased 11%, urea decreased 15%, and nitrogen solutions decreased 16%. Our average sales price for ammonia increased 14% during the current quarter due to improvement in the global supply/demand balance during the past several months. The changes in average sales prices resulted in an 8% reduction in the weighted average sales price per ton of nitrogen compared to the prior year. Ammonium nitrate sales prices were lower at the beginning of the current quarter due to a continued overhang in the market caused by large volumes of unfairly priced Russian imports brought in during the first ten months of the calendar year. By the end of the quarter, market conditions tightened as a result of the reduction of Russian imports and production curtailments at several plants. Urea sales prices were lower in the current year due to supply contracts that use a historical rolling average to determine the selling price.
Thus, while these contract prices will reflect the price changes in the market, the timing of the changes will lag the market. During the current six-month period, our average sales prices for ammonia decreased 2%, ammonium nitrate decreased 17%, urea decreased 21% and nitrogen solutions decreased 17%, resulting in a 17% reduction in the weighted average sales price per ton of nitrogen compared to the prior year.

     During the current quarter, DAP sales decreased 30% as compared to the prior year quarter due to a 27% reduction in sales price and a 3% reduction in sales volumes. For the current six-month period, DAP sales decreased 6% as compared to the prior year six-month period. This decrease was the result of an 18% reduction in sales price partially offset by a 16% increase in sales volumes. The decline in sales price during the current year period was apparently the result of anticipated supply from new plants in India and Australia. During the current quarter, the sales volume was lower due to weaker export and domestic demand. As a result of the weak market conditions and in order to reduce inventory levels, we curtailed production rates at our Pascagoula DAP facility after a scheduled maintenance shutdown in October. We will continue to monitor market conditions to determine whether additional shutdowns or curtailments are advisable. In addition, in the prior year, we had 18 days of production downtime as well as approximately 54,000 tons of DAP inventory that was damaged as a result of Hurricane Georges.

     Potash sales increased 32% during the current quarter as compared to the prior year quarter as a result of a 43% increase in sales volume partially
offset by an 8% reduction in sales prices.   For the current six-month period,
potash sales increased 2% as compared to the prior year six-month period as a result of a 6% increase in sales volume partially offset by a 5% reduction in
sales price.   The increases in sales volume for the current year periods are due primarily to increased domestic movement through our sales incentive program offered in the fall as well as increased export sales.

     COST OF PRODUCTS SOLD. Our cost of products sold increased to $109.6 million for the quarter ended December 31, 1999, from $82.6 million for the quarter ended December 31, 1998. As a percentage of net sales, cost of products sold increased to 102% for the current year quarter, from 87% for the prior year quarter. Cost of products sold increased as a percentage of net sales due to lower sales prices for our nitrogen, DAP and potash products and higher costs per ton for our potash products and for ammonia. Ammonia costs per ton increased 16% during the current year quarter primarily as a result of higher natural gas costs at our domestic production facilities. Natural gas prices increased 15% during the current year quarter as compared to the prior year quarter. These higher natural gas costs were partially offset by higher equity earnings at Farmland MissChem Limited ("Farmland MissChem"), our 50-50 joint venture ammonia plant in Trinidad that began operations in late July 1998. Pursuant to the Farmland MissChem offtake agreement, we purchase one-half of the ammonia production from Farmland MissChem at a discount to market subject to a minimum price. During the current quarter, all purchases from Farmland MissChem were at the minimum price. We record earnings from the joint venture as a reduction in our cost of products sold. Our portion of the earnings was $2.6 million for the current quarter. DAP costs per ton increased 1% during the current quarter as compared to the prior year quarter as a result of higher conversion costs in the current year that were partially offset by lower raw material costs for ammonia and phosphate rock. Phosphate rock costs decreased due to the pricing formula in our phosphate rock supply contract that is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of our operations. Potash costs per ton increased 10% in the current year quarter as compared to the prior year quarter. This increase was the result of selling, in the current year, higher cost inventory produced in earlier periods, as well as incurring higher production costs at our East mine.

     For the six-month period ending December 31, 1999, our cost of products sold increased to $203.0 million, from $166.7 million for the six-month period ending December 31, 1998. As a percentage of net sales, cost of products sold increased to 99% for the current six-month period, from 84% for the prior year six-month period. Cost of products sold increased as a percentage of net sales due to lower sales prices for our nitrogen, DAP and potash products and higher costs per ton for our nitrogen and potash products during the current year. These increases were partially offset by lower costs per ton of DAP. Our nitrogen costs per ton increased primarily as a result of higher natural gas costs at our domestic production facilities in the current year. Natural gas prices increased 14% during the current year six-month period as compared to the prior year six-month period. These higher gas costs were partially offset by increased earnings at our joint venture ammonia plant in Trinidad. Our portion of the earnings from Farmland MissChem was $8.9 million for the current year and included $3.4 million related to a business interruption claim for downtime that occurred in March and April of 1999. DAP costs per ton decreased 5% during the current six-month period as compared to the prior year six-month period. This decrease was primarily the result of lower raw material costs for ammonia and phosphate rock. This decrease was partially offset by higher conversion costs in the current year. Potash costs per ton increased 15% during the current year six-month period as compared to the prior year six-month period. This increase was the result of incurring higher production costs at both our East and West mines.

     SELLING, GENERAL AND ADMINISTRATIVE. Our selling, general and administrative expenses decreased to $8.2 million for the quarter ended December 31, 1999, from $8.9 million for the quarter ended December 31, 1998. This decrease was primarily the result of decreased advertising costs in the current year. As a percentage of net sales, selling, general and administrative expenses decreased to 8% for the quarter ended December 31, 1999, from 9% for the quarter ended December 31, 1998. For the six months ended December 31, 1999, our selling, general and administrative expenses decreased to $16.9 million, from $18.5 million for the six months ended December 31, 1998. This decrease was primarily the result of decreased advertising cost, use tax, and employee incentives during the current year, partially offset by costs incurred related to the reorganization of our sales, marketing and distribution division. As a percentage of net sales, selling, general and administrative expenses decreased to 8% for the six months ended December 31, 1999, from 9% for the six months ended December 31, 1998.

     OTHER. Our other operating expenses decreased to $86,000 for the quarter ended December 31, 1999, from $180,000 for the quarter ended December 31, 1998. This decrease was the result of reduced idle plant costs in the current year associated with our Eddy Potash mine that suspended operations in December 1997. For the six months ended December 31, 1999, our other operating expenses increased to $2.6 million, from $337,000 for the six months ended December 31, 1998. This increase was the result of idle plant costs associated with the curtailment of production in August and September at our No. 2 ammonia plant in Donaldsonville, Louisiana. Operations were resumed at this plant on October 4, 1999.

     OPERATING (LOSS) INCOME. As a result of the above factors, we incurred an operating loss of $10.6 million for the quarter ended December 31, 1999, as compared to operating income of $3.1 million for the quarter ended December 31, 1998. For the six months ended December 31, 1999, we incurred an operating loss of $18.2 million, as compared to operating income of $14.1 million for the six months ended December 31, 1998.

     INTEREST. For the quarter ended December 31, 1999, our net interest expense increased to $6.6 million from $4.5 million for the quarter ended December 31, 1998. For the six months ended December 31, 1999, our net interest expense increased to $12.7 million from $8.0 million for the six months ended December 31, 1998. These increases were primarily the result of interest not being capitalized in the current year because we completed major construction projects during the prior fiscal year. We capitalized
$1.3 million of interest costs during the prior year quarter and capitalized $3.0 million of interest costs during the prior year six-month period.
Higher average debt levels and higher average interest rates during the current year periods also contributed to increased interest costs.

     OTHER INCOME (EXPENSE). For the quarter ended December 31, 1999, other income decreased to $646,000 from $732,000 for the quarter ended December 31, 1998. This decrease was primarily the result of recording in the prior year quarter, a net insurance recovery on the business interruption claim associated with Hurricane Georges at the Pascagoula, Mississippi, DAP facility, partially offset by higher earnings at our unconsolidated affiliates during the current year quarter. For the six months ended December 31, 1999, we had other income of $1.3 million as compared to other expense of $22,000 for the six months ended December 31, 1998. This increase in other income during the current year is due primarily to higher earnings at our unconsolidated affiliates partially offset by net expenses in the prior year associated with damage caused by Hurricane Georges.

     INCOME TAX (BENEFIT) EXPENSE. For the quarter ended December 31, 1999, our income tax benefit was $6.6 million, as compared to an income tax benefit of $212,000 for the quarter ended December 31, 1998. For the six months ended December 31, 1999, our income tax benefit was $14.0 million, as compared to income tax expense of $2.3 million for the six months ended December 31, 1998. These increases in income tax benefits are primarily the result of incurring losses in the current year periods. For the six months ended
December 31, 1999, we also recorded a one-time benefit in the amount of $2.0 million related to settlement agreements made with the Internal Revenue Service for fiscal years 1994, 1995 and 1996.

     NET (LOSS) INCOME. As a result of the foregoing, we incurred a net loss of $10.0 million for the quarter ended December 31, 1999, as compared to a net loss of $485,000 for the quarter ended December 31, 1998. For the six months ended December 31, 1999, we incurred a net loss of $15.6 million, as compared to net income of $3.7 million for the six months ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, we had cash and cash equivalents of $1.7 million, compared to $1.6 million at June 30, 1999, an increase of approximately $100,000.

      OPERATING ACTIVITIES. For the six months ended December 31, 1999, our net cash used in operating activities was $37.4 million compared to $43.1 million for the six months ended December 31, 1998.

      INVESTING ACTIVITIES. Our net cash used in investing activities was $2.3 million for the six months ended December 31, 1999, compared to net cash provided by investing activities of $30.4 million for the six months ended December 31, 1998. During the prior year, we collected $54.6 million on a note receivable obtained as a result of a sale of our undeveloped phosphate rock property. Investing activities for the prior year also included $3.4 million related to our investment in Farmland MissChem Limited. During the current year, our capital expenditures were $9.2 million compared to $21.7 million during the prior year. Our current year expenditures included $2.1 million related to the completion of our nitrogen expansion project at our Yazoo City facility, and $7.1 million for normal improvements and modifications to our facilities.

      FINANCING ACTIVITIES. Our net cash provided by financing activities was $39.8 million for the six months ended December 31, 1999, compared to $11.7 million for the six months ended December 31, 1998. During the current year, the amounts provided by financing activities included $212.4 million in debt proceeds. These proceeds were partially offset by $169.2 million in debt payments and $3.4 million in cash dividends. During the prior year, the amounts provided by financing activities included $285.7 million in debt proceeds, partially offset by $254.5 million in debt payments, $5.3 million in cash dividends and $14.1 million for the purchase of treasury stock.

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

      We have an unsecured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $200.0 million. This Facility is a five-year facility which matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. At December 31, 1999, we had $135.0 million outstanding under the Facility.

      We have reached an agreement with the Facility lenders to modify the Facility in a manner that we believe, when combined with our operating cash flow, will satisfy our anticipated operating and capital requirements through fiscal 2001 and significantly reduce the likelihood of future noncompliance with the Facility's financial covenants. The modification includes a change to the financial covenants that shifts the focus from our cash flow generation (which has been impaired by the current industry down-cycle) to our balance sheet by replacing the leverage covenant (which required us to maintain a threshold ratio of cash flow to total debt) with a debt to capital covenant (which prohibits us from exceeding a threshold ratio of debt to total capital). In addition, the interest coverage covenant will be significantly less restrictive. The modification permits quarterly cash dividends at our current level of $0.03 per common share if we maintain a certain ratio of earnings before interest, taxes, depreciation, and amortization to interest and prohibits us from repurchasing our shares outstanding. As part of the modification, the Facility lenders will be granted limited security interests in substantially all of our assets, as allowed by the Senior Notes Indenture. The modification, which is expected to increase our near-term borrowing costs under the Facility by approximately 100 basis points, should be in place before March 31, 2000.

      We estimate our capital expenditure requirements for the remainder of fiscal 2000 to be approximately $15.0 million. The great majority of the anticipated capital expenditures are for essential improvements and modifications to our facilities.

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


YEAR 2000

     We did not experience, nor do we anticipate experiencing, any significant problems related to Year 2000 issues. Our total cost to date related to Year 2000 issues is approximately $300,000.


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


Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

     We are exposed to market risk, including changes in interest rates and natural gas prices. To manage the risks related to these exposures, we enter into derivative transactions. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. The derivative transactions are intended to hedge our future natural gas and interest costs. For more information about how we manage specific risk exposures, see Note 14 - Hedging Activities, and Note 7 - Credit Agreements and Long-Term Debt, in our Notes to Consolidated Financial Statements contained in our Annual Report for the fiscal year ended June 30, 1999.

     At June 30, 1999, we estimated the fair value of our fixed rate Senior Notes using an interest rate equal to 2% above the effective yield on U.S. Treasury Notes with similar maturities. Based on current market quotes for securities similar to the Senior Notes, we now believe the fair value of our fixed rate Senior Notes would be lower than the fair value estimated at June 30, 1999. We also believe that at December 31, 1999, the fair value of our obligation related to our interest rate swap agreements had decreased from the fair value we estimated at June 30, 1999, due to the swap agreements approaching maturity in May 2000.

     We use natural gas futures contracts to reduce the impact of changes in natural gas prices. We prepared a sensitivity analysis to estimate our market risk exposure arising from these instruments. The fair value of open contracts was calculated by valuing each position using quoted market prices. Market risk is the potential loss in fair value as a result of a 10% adverse change in market prices. We estimate that this adverse change in prices would have reduced the fair value of open contracts by $2.2 million at December 31, 1999.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     Two matters were voted on by our shareholders at the annual meeting of shareholders held on November 9, 1999. Shareholders reelected Haley Barbour,
W. R. Dyess, David M. Ratcliffe and Wayne Thames to our Board of Directors. Voting tabulations for elections of the above directors were:

         Name                    For                Against       Withheld
         ----                    ---                -------       --------
     Haley Barbour            20,102,183               0         1,530,872
     W. R. Dyess              20,136,516               0         1,496,539
     David M. Ratcliffe       20,137,709               0         1,495,346
     Wayne Thames             20,133,774               0         1,499,280


     Shareholders also approved the adoption of the Amended and Restated 1994 Stock Incentive Plan by a vote of 12,699,034 for, 5,895,369 against, and 92,495 abstained.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed as part of this report are listed below.

               SEC Exhibit
               Reference No.  Description

                              Exhibit Index to Form 10-Q

                     10.1     Amended and Restated 1994 Stock Incentive Plan

                     10.2 Amended and Restated Executive Deferrred Compensation Plan

                       27     Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MISSISSIPPI CHEMICAL CORPORATION




Date: February 11, 2000             /s/ Timothy A. Dawson
      -----------------             -------------------------
                                    Timothy A. Dawson
                                    Senior Vice President and
                                    Chief Financial Officer



Date: February 11, 2000             /s/ Rosalyn B. Glascoe
      -----------------             -------------------------
                                    Rosalyn B. Glascoe
                                    Corporate Secretary