Form 10-Q
period 2000-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2000-05-11
CIK 66895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2000


                                      OR


            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2000
                       Commission File Number 001-12217




                       MISSISSIPPI CHEMICAL CORPORATION


                    Organized in the State of Mississippi
                      Tax Identification No. 64-0292638

                 P. O. Box 388, Yazoo City, Mississippi 39194
                          Telephone No. 662+746-4131


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ]     No [  ]

          The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

            Class                                          Number of Shares
            --------                                       ----------------
            Common Stock, $0.01 par value                        26,131,917

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX


                                                                          Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Consolidated Statements of Income                             3
                    Three months ended March 31, 2000 and 1999, and Nine months ended March 31, 2000 and 1999

               Consolidated Balance Sheets                               4 - 5
                  March 31, 2000 and June 30, 1999

               Consolidated Statements of Shareholders' Equity               6
                  Fiscal Year Ended June 30, 1999
                  and Nine months ended March 31, 2000

               Consolidated Statements of Cash Flows                         7
                  Nine months ended March 31, 2000 and 1999

               Notes to Consolidated Financial Statements               8 - 17


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition                   18 - 25


     Item 3.   Quantitative and Qualitative Disclosure About
               Market Risk                                                  26


PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                        27 - 30

     Signatures                                                             30

PART>I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                             Three months ended        Nine months ended
                                  March 31,                March 31,
                            --------------------     --------------------
                              2000        1999         2000        1999
                            --------    --------     --------    --------
                                (In thousands, except per share data)
Revenues:
  Net sales                 $129,660    $140,604     $333,970    $340,158

Operating expenses:
  Cost of products sold      125,335     136,033      328,359     302,704
  Selling, general and
    administrative             8,411      10,410       25,269      28,877
  Other                          101         147        2,727         484
                            --------    --------     --------    --------
                             133,847     146,590      356,355     332,065
                            --------    --------     --------    --------
Operating (loss) income       (4,187)     (5,986)     (22,385)      8,093

Other (expense) income:
  Interest, net               (7,098)     (5,300)     (19,754)    (13,331)
  Other                        1,671         363        2,952         344
                            --------    --------     --------    --------
Loss before income taxes      (9,614)    (10,923)     (39,187)     (4,894)

Income tax benefit            (4,403)     (4,792)     (18,415)     (2,498)
                            --------    --------     --------    --------
Net loss                    $ (5,211)   $ (6,131)    $(20,772)   $ (2,396)
                            ========    ========     ========    ========
Loss per share -
  basic (see Note 2)        $  (0.20)   $  (0.23)    $  (0.79)   $  (0.09)
                            ========    ========     ========    ========
Loss per share -
  diluted (see Note 2)      $  (0.20)   $  (0.23)    $  (0.79)   $  (0.09)
                            ========    ========     ========    ========


[FN]
  The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



                                               March 31,         June 30,
                                                 2000              1999
                                               ---------         --------
                                        (In thousands, except per share data)
Current assets:
   Cash and cash equivalents                    $  1,728         $  1,648
   Accounts receivable, net                       54,150           43,780

   Inventories:
      Finished products                           41,076           33,061
      Raw materials and supplies                   6,877            7,993
      Replacement parts                           37,045           35,870
                                                --------         --------
          Total inventories                       84,998           76,924

   Income tax receivable                           9,683           18,189
   Insurance receivable                            4,094           11,310
   Prepaid expenses and other current assets       7,803            3,622
   Deferred income taxes                           4,206            3,286
                                                --------         --------
          Total current assets                   166,662          158,759

Investments in affiliates                         87,088           77,020

Other assets                                      11,526           19,263

Property, plant and equipment, at cost           845,457          835,306
   less accumulated depreciation, depletion
   and amortization                             (392,048)        (363,222)
                                                --------         --------
          Net property, plant and equipment      453,409          472,084

Goodwill, net of accumulated amortization        168,325          171,762
                                                --------         --------
                                                $887,010         $898,888
                                                ========         ========

[FN]
  The accompanying notes are an integral part of these consolidated financial statements.




                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                March 31,         June 30,
                                                  2000             1999
                                               ---------         ---------
                                          (In thousands, except per share data)
Current liabilities:
  Accounts payable                             $  50,564         $  60,935
  Accrued liabilities                             15,065            13,460
                                               ---------         ---------
          Total current liabilities               65,629            74,395

Long-term debt                                   340,342           305,857

Other long-term liabilities and
  deferred credits                                15,617            17,617

Deferred income taxes                             70,148            80,791

Shareholders' equity:
  Common stock ($.01 par; authorized 100,000
    shares; issued 27,976)                           280               280
  Additional paid-in capital                     305,901           305,901
  Retained earnings                              118,672           143,626
  Treasury stock, at cost (1,844 shares)         (29,579)          (29,579)
                                                --------          --------
                                                 395,274           420,228
                                                --------          --------
                                                $887,010          $898,888
                                                ========          ========


[FN]
  The accompanying notes are an integral part of these consolidated financial statements.




                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 MARCH 31, 2000
                                  (Unaudited)



                                 Additional
                         Common   Paid-In    Retained    Treasury
                         Stock    Capital    Earnings     Stock      Total
                         -------  ---------  ---------  ---------   --------
(In thousands)
Balances, July 1, 1998   $   280   $305,901   $157,800   $(15,456)  $448,525
  Net loss                   -         -        (3,608)      -        (3,608)
  Cash dividends paid        -         -       (10,566)      -       (10,566)
  Treasury stock, net        -         -          -       (14,123)   (14,123)
                         -------   --------   --------   --------   --------

Balances, June 30, 1999      280    305,901    143,626    (29,579)   420,228
  Net loss                   -         -       (20,772)      -       (20,772)
  Cash dividends paid        -         -        (4,182)      -        (4,182)
                         -------   --------   --------   --------   --------
Balances,
  March 31, 2000         $   280   $305,901   $118,672   $(29,579)  $395,274
                         =======   ========   ========   ========   ========




[FN]
  The accompanying notes are an integral part of these consolidated financial statements.




                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                Nine months ended March 31,
                                                  2000              1999
                                               ---------         ----------
                                                     (In thousands)
Cash flows from operating activities:
  Net loss                                     $ (20,772)        $  (2,396)
  Reconciliation of net loss to net cash
    used in operating activities:
      Net change in operating assets and
        liabilities                              (16,566)          (55,853)
      Depreciation, depletion and amortization    35,038            31,222
      Deferred income taxes                       (9,443)            7,287
      Equity earnings in unconsolidated
        affiliates                               (10,339)            1,251
      Other                                         (797)            2,010
                                                --------          --------
Net cash used in operating activities            (22,879)          (16,479)
                                                --------          --------
Cash flows from investing activities:
  Purchase of property, plant and equipment      (15,704)          (33,984)
  Investment in Farmland MissChem Limited           -               (3,358)
  Collections on note receivable                    -               54,625
  Other                                            8,400              (819)
                                                --------          --------
Net cash (used in) provided by
  investing activities                            (7,304)           16,464
                                                --------          --------
Cash flows from financing activities:
  Debt proceeds                                  294,399           402,250
  Debt payments                                 (259,954)         (381,652)
  Cash dividends paid                             (4,182)           (7,952)
  Purchase of treasury stock                        -              (14,123)
                                                --------          --------
Net cash provided by (used in)
  financing activities                            30,263            (1,477)
                                                --------          --------
Net increase (decrease) in cash and
  cash equivalents                                    80            (1,492)

Cash and cash equivalents -
  beginning of period                              1,648             3,857
                                                --------          --------
Cash and cash equivalents -
  end of period                                 $  1,728          $  2,365
                                                ========          ========


[FN]
  The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation, its subsidiaries and affiliates. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and the nine-month periods ended March 31, 2000 and 1999, our financial position at March 31, 2000 and June 30, 1999, our cash flows for the nine months ended March 31, 2000 and 1999, and our consolidated statements of shareholders' equity as of March 31, 2000. We believe the adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

     Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, the financial statements should be read in conjunction with our 1999 Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 1999, audited financial statements.

     Our business is seasonal; therefore, the results of operations for the periods ended March 31, 2000, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

	 The number of shares used in our basic and diluted earnings per share computation are as follows:


                                      Three months ended     Nine months ended
                                           March 31,             March 31,
                                      -----------------      ----------------
                                       2000       1999        2000      1999
                                      ------     ------      ------    ------
                                                  (In thousands)
Weighted average common shares
  outstanding, net of treasury shares,
  for basic earnings per share        26,132     26,132      26,132    26,470
Common stock equivalents for
  employee stock options                -          -           -         -
                                     -------    -------     -------   -------
Weighted average common shares
  outstanding for diluted
  earnings per share                  26,132     26,132      26,132    26,470
                                     =======    =======     =======   =======

      Options outstanding were not included in our computations of diluted earnings per share for the three-month or nine-month periods ended March 31, 2000 and 1999, because the options' exercise prices were greater than the average market price for common shares and, therefore, not dilutive.

      In September 1999, our board of directors announced that quarterly cash dividends paid in the foreseeable future would be reduced to $0.03 per common share. The dividend of $0.03 per common share declared in January 2000, for the three-month period ending December 31, 1999, was paid on February 25, 2000, to holders of record on February 11, 2000. In April 2000, a regular quarterly cash dividend of $0.03 per common share was declared for the three-month period ending March 31, 2000. This dividend will be paid on May 25, 2000, to holders of record on May 11, 2000.


NOTE 3 - SEGMENT INFORMATION

     Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid and distributes these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three-month and nine-month periods ended March 31, 2000 and 1999. The Other caption includes corporate and consolidating eliminations.

                                    Three months ended March 31, 2000
-----------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphate   Potash     Other   Total
-----------------------------------------------------------------------------
Net sales -
  external customers        $ 77,871    $ 22,650  $ 29,139  $   -    $129,660
Net sales - intersegment       4,116          20      -       (4,136)    -
Operating (loss) income       (4,143)     (3,080)    3,153      (117)  (4,187)
Depreciation, depletion
  and amortization             7,595       1,554     1,567       964   11,680
Capital expenditures           4,630         776     1,115        (5)   6,516


                                    Three months ended March 31, 1999
------------------------------------------------------------------------------
(In thousands)              Nitrogen    Phosphate  Potash      Other   Total
------------------------------------------------------------------------------
Net sales -
  external customers        $ 74,679    $ 38,620  $ 27,305   $  -     $140,604
Net sales - intersegment       5,673          17      -       (5,690)     -
Operating (loss) income      (13,931)      4,750     3,130        65   (5,986)
Depreciation, depletion
  and amortization             6,997       1,311     1,415       805   10,528
Capital expenditures           6,545         938     3,964       852   12,299


                                     Nine months ended March 31, 2000
------------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphate   Potash     Other    Total
------------------------------------------------------------------------------
Net sales -
  external customers        $185,704    $ 78,011  $ 70,255  $   -     $333,970
Net sales - intersegment      12,903          65      -      (12,968)     -
Operating (loss) income      (22,201)     (2,934)    4,020    (1,270)  (22,385)
Depreciation, depletion
  and amortization            22,954       4,580     4,635     2,869    35,038
Capital expenditures           9,507       2,282     3,470       445    15,704


                                    Nine months ended March 31, 1999
------------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphate   Potash     Other    Total
------------------------------------------------------------------------------
Net sales -
  external customers        $174,880    $ 97,449  $ 67,829   $  -     $340,158
Net sales - intersegment      16,611          56      -      (16,667)     -
Operating (loss) income      (14,901)     12,760     9,874       360     8,093
Depreciation, depletion
  and amortization            20,731       3,753     4,121     2,617    31,222
Capital expenditures          18,864       2,318    10,951     1,851    33,984




NOTE 4 - GUARANTOR SUBSIDIARIES

     Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for March 31, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements of the Guarantor Subsidiaries are not presented because we do not believe that separate financial statements are material to investors.


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                             Three months ended March 31, 2000
-------------------------------------------------------------------------------
                    Parent    Guarantor   Non-Guarantor
(In thousands)     Company  Subsidiaries Subsidiaries Eliminations Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales        $  -       $ 38,733     $130,969    $ (40,042)    $129,660

Operating expenses:
  Cost of products
    sold              -         42,475      120,123      (37,263)     125,335
  Selling, general
    and administra-
    tive               104         944        7,363         -           8,411
  Other               -           -             101         -             101
                   -------    --------     --------    ---------     --------
                       104      43,419      127,587      (37,263)     133,847
                   -------    --------     --------    ---------     --------
Operating (loss)
  income              (104)     (4,686)       3,382       (2,779)      (4,187)

Other (expense) income:
  Interest, net     (6,652)     (2,974)       2,528         -          (7,098)
  Other              1,284       9,569           14       (9,196)       1,671
                   -------    --------     --------    ---------     --------
(Loss) income before
  income taxes      (5,472)      1,909        5,924      (11,975)      (9,614)

Income tax (benefit)
  expense             (261)      3,472       (5,907)      (1,707)      (4,403)
                   -------    --------     --------    ---------     --------

Net (loss) income  $(5,211)   $ (1,563)    $ 11,831    $ (10,268)    $ (5,211)
                   =======    ========     ========    =========     ========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                              Three months ended March 31, 1999
-------------------------------------------------------------------------------
                   Parent    Guarantor   Non-Guarantor
(In thousands)     Company  Subsidiaries Subsidiaries Eliminations Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales        $  -       $ 25,861     $142,497    $ (27,754)    $140,604

Operating expenses:
  Cost of products
    sold              -         27,250      138,907      (30,124)     136,033
  Selling, general
    and administra-
    tive             1,257       2,235        6,989          (71)      10,410
  Other               -           -             147         -             147
                   -------    --------     --------    ---------     --------
                     1,257      29,485      146,043      (30,195)     146,590
                   -------    --------     --------    ---------     --------

Operating loss      (1,257)     (3,624)      (3,546)       2,441       (5,986)

Other (expense) income:
  Interest, net     (3,468)     (1,558)        (274)        -          (5,300)
  Other             (6,604)     (3,691)         404       10,254          363
                   -------    --------     --------    ---------     --------
Loss before income
  taxes            (11,329)     (8,873)      (3,416)      12,695      (10,923)

Income tax (benefit)
  expense           (5,198)        233          106           67       (4,792)
                   -------    --------     --------    ---------     --------
Net loss           $(6,131)   $ (9,106)    $ (3,522)   $  12,628     $ (6,131)
                   =======    ========     ========    =========     ========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                               Nine months ended March 31, 2000
-------------------------------------------------------------------------------
                    Parent   Guarantor   Non-Guarantor
(In thousands)      Company Subsidiaries Subsidiaries Eliminations Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales        $   -       $ 102,691    $ 337,513  $(106,234)     $333,970

Operating expenses:
  Cost of products
    sold               -         118,398      314,668   (104,707)      328,359
  Selling, general
    and administra-
    tive              1,236        2,906       21,127       -           25,269
  Other                -            -           2,727       -            2,727
                   --------    ---------    ---------  ---------      --------
                      1,236      121,304      338,522   (104,707)      356,355
                   --------    ---------    ---------  ---------      --------
Operating loss       (1,236)     (18,613)      (1,009)    (1,527)      (22,385)

Other (expense) income:
  Interest, net     (18,588)      (8,431)       7,265       -          (19,754)
  Other                (273)       8,917          831     (6,523)        2,952
                   --------    ---------    ---------  ---------      --------
(Loss) income before
  income taxes      (20,097)     (18,127)       7,087     (8,050)      (39,187)

Income tax expense
  (benefit)             675         (979)     (14,328)    (3,783)      (18,415)
                   --------    ---------    ---------  ---------      --------
Net (loss) income  $(20,772)   $ (17,148)   $  21,415  $  (4,267)     $(20,772)
                   ========    =========    =========  =========      ========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                          Nine months ended March 31, 1999
-------------------------------------------------------------------------------
                   Parent    Guarantor  Non-Guarantor
(In thousands)     Company Subsidiaries Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales        $  -        $ 78,365    $ 343,389   $ (81,596)    $340,158

Operating expenses:
  Cost of products
    sold              -          70,612      315,173     (83,081)     302,704
  Selling, general
    and administra-
    tive             2,854        5,074       20,949        -          28,877
  Other               -            -             484        -             484
                   -------     --------    ---------   ---------     --------
                     2,854       75,686      336,606     (83,081)     332,065
                   -------     --------    ---------   ---------     --------
Operating (loss)
  income            (2,854)       2,679        6,783       1,485        8,093

Other (expense) income:
  Interest, net     (8,626)      (3,875)        (830)       -         (13,331)
  Other              2,379      (11,051)         668       8,348          344
                  --------     --------    ---------   ---------    ---------
(Loss) income
  before income
  taxes              (9,101)    (12,247)       6,621       9,833       (4,894)

Income tax (benefit)
  expense            (6,705)       (691)       4,718         180       (2,498)
                  ---------    --------    ---------   ---------    ---------
Net (loss) income $  (2,396)   $(11,556)   $  1,903    $   9,653    $ (2,396)
                  =========    ========    ========    =========    ========


                     CONDENSED CONSOLIDATING BALANCE SHEET

                                   March 31, 2000
-------------------------------------------------------------------------------
                   Parent    Guarantor  Non-Guarantor
(In thousands)     Company  Subsidiaries Subsidiaries Eliminations Consolidated
-------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents    $ 1,374     $     17    $    337   $     -        $  1,728
  Receivables, net   5,366       15,527      87,238      (40,204)      67,927
  Inventories         -          20,370      66,182       (1,554)      84,998
  Prepaid expenses
    and other
    current assets   4,087        1,210      10,816       (4,104)      12,009
                   -------     --------    --------   ----------     --------
  Total current
    assets          10,827       37,124     164,573      (45,862)     166,662

Investments in
  affiliates       707,020      351,608      70,008   (1,041,548)      87,088
Other assets       137,985         -        236,718     (363,177)      11,526
PP&E, net           12,748      151,639     289,022         -         453,409
Goodwill, net         -            -        168,325         -         168,325
                  --------     --------    --------   -----------    --------
    Total assets  $868,580     $540,371    $928,646   $(1,450,587)   $887,010
                  ========     ========    ========   ===========    ========

Current
 liabilities:
   Accounts
     payable      $ 26,825     $ 15,274    $ 60,776   $   (52,311)   $ 50,564
   Accrued
    liabilities     12,208        2,974       6,368        (6,485)     15,065
                  --------     --------    --------   -----------    --------
  Total current
    liabilities     39,033       18,248      67,144       (58,796)     65,629

Long-term debt     427,888      134,950     128,801      (351,297)    340,342
Other long-term
  liabilities and
  deferred credits   6,385       28,398      62,804       (11,822)     85,765

Shareholders' equity:
  Common stock         280            1      58,941       (58,942)        280
  Additional paid-
    in capital     305,901      324,715     545,069      (869,784)    305,901
  Retained
    earnings       118,672       34,059      65,887       (99,946)    118,672
  Treasury stock,
    at cost        (29,579)        -           -             -        (29,579)
                  --------     --------    --------   -----------    --------
  Total
    shareholders'
    equity         395,274      358,775     669,897    (1,028,672)    395,274
                  --------     --------    --------   -----------    --------
     Total
       liabilities
       and share-
       holders'
       equity     $868,580     $540,371    $928,646   $(1,450,587)   $887,010
                  ========     ========    ========   ===========    ========


                     CONDENSED CONSOLIDATING BALANCE SHEET

                                        June 30, 1999
-------------------------------------------------------------------------------
                   Parent    Guarantor   Non-Guarantor
(In thousands)     Company  Subsidiaries Subsidiaries Eliminations Consolidated
-------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents   $    244     $     21    $  1,383   $      -       $  1,648
  Receivables, net  19,210        7,792      83,819       (37,542)     73,279
  Inventories         -          19,629      57,076           219      76,924
  Prepaid expenses
    and other
    current assets   3,994            5       5,901        (2,992)      6,908
                  --------     --------    --------   -----------    --------
  Total current
    assets          23,448       27,447     148,179       (40,315)    158,759

Investments in
  affiliates       698,210      343,951      59,123    (1,024,264)     77,020
Other assets       110,538         -        223,966      (315,241)     19,263
PP&E, net           13,764      159,274     299,046          -        472,084
Goodwill, net         -            -        171,762          -        171,762
                  --------     --------    --------   -----------    --------
    Total assets  $845,960     $530,672    $902,076   $(1,379,820)   $898,888
                  ========     ========    ========   ===========    ========

Current liabilities:
  Accounts
    payable       $ 20,417     $ 13,402    $ 69,993   $   (42,877)   $ 60,935
  Accrued
    liabilities      7,355         -          9,177        (3,072)     13,460
                  --------     --------    --------   -----------    --------
  Total current
    liabilities     27,772       13,402      79,170       (45,949)     74,395

Long-term debt     385,604      114,653     111,079      (305,479)    305,857
Other long-term
  liabilities
  and deferred
  credits           12,356       26,694      63,267        (3,909)     98,408

Shareholders'
  equity:
    Common stock       280            1      58,941       (58,942)        280
  Additional paid-in
    capital        305,901      324,715     544,974      (869,689)    305,901
  Retained
    earnings       143,626       51,207      44,645       (95,852)    143,626
  Treasury stock,
    at cost        (29,579)        -           -             -        (29,579)
                  --------     --------    --------   -----------   ---------
  Total
    shareholders'
    equity         420,228      375,923     648,560    (1,024,483)    420,228
                  --------     --------    --------   -----------   ---------
     Total
       liabilities
       and share-
       holders'
       equity     $845,960     $530,672    $902,076   $(1,379,820)  $ 898,888
                  ========     ========    ========   ===========   =========



                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                              Nine months ended March 31, 2000
------------------------------------------------------------------------------
                   Parent  Guarantor    Non-Guarantor
(In thousands)     Company Subsidiaries Subsidiaries  Eliminations Consolidated
------------------------------------------------------------------------------
Cash flows from
  operating
  activities:
  Net (loss)
    income         $(20,772) $ (17,148)   $ 21,415     $  (4,267)   $ (20,772)
  Reconciliation
    of net (loss)
    income to net
    cash (used in)
    provided by
    operating
    activities:
      Net change
        in operating
        assets and
        liabilities  22,484      7,205    (29,009)       (17,246)     (16,566)
      Depreciation,
       depletion
       and amortiza-
       tion           2,866      8,991     23,181           -          35,038
      Equity earnings
        in unconsol-
        idated
        affiliates   (9,159)    (7,656)   (10,885)       17,361       (10,339)
      Deferred income
        taxes and
        other       (14,514)       506       (211)        3,979       (10,240)
                   --------    -------   --------      --------     ---------
Net cash (used in)
  provided by
  operating
  activities        (19,095)    (8,102)     4,491          (173)      (22,879)
                   --------    -------   --------      --------     ---------
Cash flows from
  investing
  activities:
    Purchase of
      property,
      plant and
      equipment       (445)     (3,961)   (11,298)         -          (15,704)
    Other               18           4      8,378          -            8,400
                  --------    --------  ---------      --------    ----------
Net cash used in
  investing
  activities          (427)     (3,957)    (2,920)         -           (7,304)
                  --------    --------  ---------      --------    ----------
Cash flows from
  financing
  activities:
    Debt proceeds  294,399        -          -             -          294,399
    Debt payments (259,954)       -          -             -         (259,954)
    Cash dividend
      paid          (4,182)       -          (173)          173        (4,182)
    Net change in
      affiliate
      notes         (9,611)     12,055     (2,444)         -             -
                  --------    --------   --------      --------    ----------
Net cash provided
  by (used in)
  financing
  activities        20,652      12,055     (2,617)          173        30,263
                  --------    --------   --------      --------    ----------
Net increase
  (decrease) in
  cash and cash
  equivalents        1,130          (4)    (1,046)         -               80

Cash and cash
  equivalents -
  beginning of
  period               244          21      1,383          -            1,648
                 ---------    --------   --------      ---------   ----------
Cash and cash
  equivalents -
  end of period  $   1,374    $     17   $    337      $   -       $    1,728
                 =========    ========   ========      =========   ==========



                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                Nine months ended March 31, 1999
------------------------------------------------------------------------------
                    Parent   Guarantor  Non-Guarantor
(In thousands)     Company Subsidiaries Subsidiaries Eliminations Consolidated
------------------------------------------------------------------------------
Cash flows from
  operating
  activities:
    Net (loss)
      income        $ (2,396)  $ (11,556)   $  1,903    $  9,653     $  (2,396)
    Reconciliation
      of net (loss)
      income to net
      cash (used in)
      provided by
      operating
      activities:
        Net change
          in operating
          assets and
          liabilities (46,046)    (3,881)      1,567      (7,493)      (55,853)
        Depreciation,
          depletion
          and amortiz-
          ation         2,191      6,615      21,771         645        31,222
        Equity earnings
          in unconsol-
          idated
          affiliate    (4,202)    12,100       1,126      (7,773)        1,251
        Deferred income
          taxes and
          other         9,113      4,976      (2,909)     (1,883)        9,297
                      -------    -------     -------     -------      --------
Net cash (used in)
  provided by
  operating
  activities          (41,340)     8,254      23,458      (6,851)      (16,479)
                      -------    -------     -------     -------      --------
Cash flows from
  investing
  activities:
    Purchase of
      property, plant
      and equipment    (1,851)   (13,157)    (18,976)       -          (33,984)
    Investment in
      affiliates      (10,209)      -           -          6,851        (3,358)
    Collection on note
      receivable       54,625       -           -           -           54,625
    Other              (2,000)      -          1,181        -             (819)
                      -------   --------     -------    --------     ---------
Net cash provided by
  (used in) investing
  activities           40,565    (13,157)    (17,795)      6,851        16,464
                      -------   --------     -------    --------     ---------
Cash flows from
  financing
  activities:
    Net change in
      affiliate notes     (51)     4,903      (4,852)       -             -
    Debt payments    (381,652)      -           -           -         (381,652)
    Debt proceeds     402,250       -           -           -          402,250
    Cash dividend
      paid             (7,952)      -           -           -           (7,952)
    Purchase of
      treasury stock  (14,123)      -           -           -          (14,123)
                     --------   --------     -------    --------     ---------
Net cash (used in)
  provided by
  financing
  activities           (1,528)     4,903      (4,852)       -           (1,477)
                     --------   --------     -------    --------     ---------
Net (decrease)
  increase in cash
  and cash
  equivalents          (2,303)      -            811        -           (1,492)

Cash and cash
  equivalents -
  beginning of period   2,616         21       1,220        -            3,857
                    ---------   --------     -------    --------     ---------
Cash and cash
  equivalents -
  end of period     $     313   $     21     $ 2,031    $   -        $   2,365
                    =========   ========     =======    ========     =========


NOTE 5 - CONTINGENCIES

      On August 31, 1995, we filed suit in federal court in Mississippi against Terra International, Inc. ("Terra"), seeking a declaratory judgment and other relief, establishing that certain technology relating to the design of an ammonium nitrate neutralizer which we licensed to Terra is not defective and was not the cause of an explosion which occurred in 1994 at Terra's Port Neal, Iowa, fertilizer facility. We are also seeking an unspecified amount of monetary damages for defamation based on Terra's public statement related to our alleged role in the explosion. Also, on August 31, 1995, Terra filed suit in federal court in Iowa against us seeking to recover a total of approximately $300 million in property damage, lost profits and other out-of-pocket expenses allegedly caused by the explosion. Terra alleges that the ammonium nitrate neutralizer technology licensed to Terra was defectively designed by us and that the design defect caused the Port Neal explosion. It has been conclusively determined that the Mississippi federal district court is the proper venue to resolve all issues between the parties related to the Port Neal explosion. Discovery is nearly complete and a trial date of July 10, 2000, has been set by the court. We are vigorously contesting this matter and do not anticipate that its outcome will have a material impact on our financial position or future earnings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces DAP and exports the majority of this production through the Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industries for use primarily in the southern and western regions of the United States. The following is management's discussion and analysis of our financial condition and results of operations, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 1999.

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

     For the current year, we incurred a net loss during the quarter of $5.2 million (or $0.20 per basic and diluted share) compared to a net loss of $6.1 million (or $0.23 per basic and diluted share) for the same quarter during the prior year. Net sales decreased to $129.7 million for the quarter ended March 31, 2000, from $140.6 million for the quarter ended March 31, 1999. We incurred an operating loss of $4.2 million for the quarter ended March 31, 2000, compared to an operating loss of $6.0 million for the quarter ended
March 31, 1999. During the quarter, we recorded a $1.3 million pre-tax gain in other income from the sale of our remaining minority interest in our former subsidiary, Newsprint South, Inc., which was carried at a zero value on our balance sheet.


NITROGEN

     During the current quarter, our nitrogen margins improved as a result of a 22% increase in the weighted average sales price for our nitrogen products. This increase was partially offset by a 15% reduction in nitrogen sales volumes and a 24% increase in natural gas costs experienced at our domestic production facilities. Natural gas is the primary raw material in the production of ammonia, our base nitrogen product that is necessary for the production of our other nitrogen products (urea, ammonium nitrate, nitrogen solutions and nitric acid). We attribute the price increase for nitrogen products to the improving world supply/demand balance. Production curtailments and plant shutdowns early in our fiscal year have reduced the nitrogen inventories of domestic producers.

     On July 23, 1999, the Committee for Fair Ammonium Nitrate Trade ("COFANT"), a coalition of U.S. producers of fertilizer-grade ammonium nitrate that includes us, filed an antidumping petition under U.S. trade laws contending that Russian ammonium nitrate importers are injuring the U.S. ammonium nitrate industry by importing large amounts of fertilizer-grade ammonium nitrate into the United States at unfairly low prices. The U.S. Department of Commerce ("Department") issued a preliminary determination on December 31, 1999, that subjects Russian ammonium nitrate imports to an effective dumping margin of 264.59% pending final determination of the case.

     On April 20, 2000, the Department preliminarily entered into an agreement with the Russian Federation to suspend the antidumping proceeding against ammonium nitrate from Russia. The agreement would limit exports of Russian ammonium nitrate to the United States and would set minimum prices for such exports. It also includes detailed provisions designed to prevent circumvention of the export limits and pricing requirements. The preliminary agreement is subject to comments by the U.S. ammonium nitrate industry and by other interested parties. If a final agreement is reached, the quantity and price restrictions would apply to all exports of solid, fertilizer grade ammonium nitrate from Russia to the United States. A final agreement must be completed by May 22, 2000. We cannot speculate as to whether the terms of any final agreement would be the same as those in the preliminary accepted text.

     On March 30, 2000, we announced our intent to purchase a 250,000 ton-per-year granular urea plant in Faustina, Louisiana, from IMC-Agrico Company, a joint venture partnership between IMC Global, Inc. and Phosphate Resource Partners Limited Partnership. On April 14, 2000, this transaction was completed. The parties agreed not to disclose the terms of the transaction; however, the purchase price was not material to either company.


PHOSPHATE

     Lower sales volume and weak product pricing continued to negatively impact our phosphate business unit. DAP sales prices decreased 26% during the current quarter as compared to the prior year quarter as the market continued to react to anticipated new supply in India and Australia. In order to match production with market conditions, we curtailed our production rates in October, and continued to do so through our third fiscal quarter. Currently, we are operating at full capacity, but will continue to monitor market conditions to determine whether additional production curtailments are advisable. DAP costs per ton decreased 6% during the current quarter as compared to the prior year quarter, primarily the result of lower raw material costs for phosphate rock and sulfur.


POTASH

     Our potash business unit experienced a 13% increase in sales volume and a 5% reduction in sales prices during the current quarter as compared to the prior year quarter. The increase in sales volume was due primarily to an early spring season caused by unseasonably good weather in our primary market area in the southwestern United States during the current quarter. Potash costs per ton decreased 5% in the current quarter as compared to the prior-year quarter, as a result of lower production costs at our West mine partially offset by higher production costs at our East mine.


OUTLOOK

     We believe that our nitrogen segment will continue to benefit from the improved supply/demand outlook which should result in nitrogen prices remaining strong through the end of our fiscal year; however, high natural gas prices in the spring months will likely continue to offset the positive impact of higher product prices on our nitrogen margins. Although additional nitrogen capacity scheduled to come on-line in the summer and fall of this year may temporarily disrupt the current supply/demand balance, we believe that the growth in worldwide nitrogen demand will lessen the impact that this new supply will have on prices. We anticipate that DAP sales prices will continue in the near term to adversely affect our phosphate segment's financial results. Finally, we believe that the performance of our potash segment should continue to improve as a result of further anticipated reductions in production costs.


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


     Following are summaries of our sales results by product categories:

                                  Three months ended      Nine months ended
                                       March 31,               March 31,
                                  ------------------     -------------------
                                    2000      1999         2000       1999
Net Sales (in thousands):         --------  --------     --------   --------
  Nitrogen                        $ 77,720  $ 74,470     $185,113   $174,253
  DAP                               22,443    38,329       77,757     96,859
  Potash                            29,139    27,305       70,255     67,829
  Other                                358       500          845      1,217
                                  --------  --------     --------   --------
       Net Sales                  $129,660  $140,604     $333,970   $340,158
                                  ========  ========     ========   ========


                                  Three months ended      Nine months ended
                                       March 31,               March 31,
                                  ------------------     -------------------
                                    2000      1999         2000       1999
Tons Sold (in thousands):         --------  --------     --------   --------
  Nitrogen:
    Ammonia                            299       202          679        606
    Ammonium nitrate                   160       289          479        510
    Urea                               125       198          387        421
    Nitrogen solutions                 190       212          451        296
    Nitric acid                          7        14           33         46
                                    ------    ------       ------     ------
       Total Nitrogen                  781       915        2,029      1,879

    DAP                                175       222          558        554
    Potash                             328       290          800        735



                                  Three months ended     Nine months ended
                                       March 31,              March 31,
                                  ------------------     -------------------
                                    2000      1999         2000       1999
Average Sales Price Per Ton:      --------  --------     --------   --------
  Nitrogen                        $     99  $     81     $     91   $     93
  DAP                             $    128  $    172     $    139   $    175
  Potash                          $     89  $     94     $     88   $     92


     NET SALES. Our net sales decreased 8% to $129.7 million for the quarter ended March 31, 2000, from $140.6 million for the quarter ended March 31, 1999.
This decrease is primarily the result of lower nitrogen sales volumes and lower
DAP sales volumes and prices in the current quarter, partially offset by higher nitrogen sales prices in the current quarter. For the nine months ended March
31, 2000, net sales decreased 2% to $334.0 million from $340.2 million for the nine months ended March 31, 1999. This decrease is primarily the result of lower DAP sales prices in the current year, partially offset by higher sales volumes for nitrogen and potash products in the current year.

     During the current quarter, nitrogen sales increased 4% as compared to the prior year quarter. This increase was primarily the result of higher sales prices and volumes for ammonia. Our ammonia sales volume increased 48% in the current quarter due to having additional tons available for sale. During the prior year quarter, we produced less tons as a result of our No. 2 ammonia facility in Donaldsonville, Louisiana, being down 42 days due to a scheduled maintenance turnaround which was extended to implement improvements in production capacity, and our Trinidad ammonia plant being down for 34 days in the prior year quarter to correct operational problems. During the current quarter, our ammonia sales price increased 43% as compared to the prior year quarter as a result of continued improvement in the global supply/demand balance. Our ammonium nitrate sales volume decreased 45% in the current quarter as compared to the prior year quarter as a result of selling more product during our second fiscal quarter ahead of the spring season as well as incurring unfavorable weather conditions in our trade area during the month of March. Our average sales price for ammonium nitrate increased 23% during the current quarter. Prices have been positively impacted by the absence of large volumes of Russian product, which in the prior year was being sold in the United States at below market prices. During the current quarter, our urea sales volume decreased 37% as a result of increased product movement in the first half of the year as well as reduced product availability for urea melt during the current year due to downtime associated with a scheduled maintenance turnaround at our Donaldsonville urea production facility during the month of January. Our urea prices increased 20% during the current quarter as compared to the prior year quarter. Growth in world markets, such as Latin
America and Asia (excluding China), have tightened the global supply/demand balance resulting in increased prices compared to prior-year levels. Reduced
Mexican exports also had a positive impact on world urea prices. Our nitrogen solutions sales volume decreased 10% in the current quarter as compared to the prior year quarter as a result of increased sales during the first half of the year as customers purchased product ahead of the spring season rather than placing it into consignment. Our nitrogen solutions sales prices decreased 9% during the current quarter as compared to the prior year reflecting soft market conditions.

     During the current nine-month period, nitrogen sales increased 6% as compared to the prior year nine-month period. This increase was the result of an 8% increase in nitrogen sales volumes partially offset by a 2% reduction in nitrogen sales prices. During the current nine-month period, our ammonia sales volume increased 12% due to increased production levels in the current year.
Our ammonia sales price increased 12% during the current year due to the continued improvement in the global supply/demand balance. During the current nine-month period, ammonium nitrate and urea sales volumes decreased 6% and 8%, respectively. Nitrogen solutions sales volumes increased 52% in the current nine-month period as a result of customers purchasing product earlier in the fiscal year. The average selling prices for ammonium nitrate, urea and nitrogen solutions decreased 1%, 7% and 13%, respectively, from the same prior-year period.

     During the current quarter, DAP sales decreased 41% as compared to the prior-year quarter due to a 26% reduction in sales prices and a 21% reduction in sales volumes. For the current nine-month period, DAP sales decreased 20% as compared to the prior year nine-month period, the result of a 20% reduction in sales prices partially offset by a 1% increase in sales volume. The decline in sales prices during the current year periods was the result of anticipated supply from new plants in India and Australia. During the current quarter, sales volumes were lower due to weaker export and domestic demand as well as having less tons available for sale. In order to match production to market conditions, we curtailed production rates in October 1999, and as a result, we produced approximately 68,000 tons less during the current year quarter as compared to the prior year quarter. We are currently operating at full capacity, but will continue to monitor market conditions to determine whether additional shutdowns or curtailments are advisable. In addition, in the prior year nine-month period, we had 18 days of production downtime as well as approximately 54,000 tons of DAP inventory that was damaged as a result of Hurricane Georges.

     Potash sales increased 7% during the current quarter as compared to the prior year quarter as a result of a 13% increase in sales volume partially offset by a 5% reduction in sales prices. Sales volumes increased in the current quarter as a result of an early spring season caused by unseasonably good weather in the southwestern United States, our primary marketing area for potash. For the current nine-month period, potash sales increased 4% as compared to the prior year nine-month period as a result of a 9% increase in sales volume partially offset by a 5% reduction in sales prices.

     COST OF PRODUCTS SOLD. Our cost of products sold decreased to $125.3 million for the quarter ended March 31, 2000, from $136.0 million for the quarter ended March 31, 1999. As a percentage of net sales, cost of products sold was 97% for the current quarter and for the prior-year quarter. During the current quarter, higher nitrogen sales prices and lower costs per ton for our DAP and potash products were offset by lower DAP and potash sales prices and higher costs per ton for all nitrogen products except ammonia. Ammonia costs per ton decreased 5% during the current quarter primarily as a result of incurring higher conversion costs in the prior year associated with an extended turnaround at our No. 2 ammonia plant in Donaldsonville, Louisiana.
Ammonia costs also decreased due to higher equity earnings in the current year at Farmland MissChem Limited ("Farmland MissChem"), our 50-50 joint venture ammonia plant in Trinidad. Equity earnings were higher in the current year as a result of downtime in the prior year to correct operational problems. We record earnings from the joint venture as a reduction in our cost of products sold. Our portion of the earnings was $2.0 million for the current quarter.
The above factors supporting lower ammonia costs were partially offset by a 24% increase in natural gas costs at our domestic production facilities in the current quarter. Urea costs per ton increased 32% in the current quarter as compared to the prior year quarter as a result of a scheduled urea plant turnaround in the month of January as well as incurring higher natural gas costs. DAP costs per ton decreased 6% during the current quarter as compared to the prior year quarter as a result of lower raw material costs, primarily for phosphate rock and sulfur. These lower costs were partially offset by higher conversion costs in the current year that were primarily due to reduced operating rates. Phosphate rock costs decreased due to the pricing formula in our phosphate rock supply contract that is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of our phosphate operations. Potash costs per ton decreased 5% in the current year quarter as compared to the prior year. This decrease was primarily the result of increased production at our West mine due to mining a higher-grade ore, partially offset by higher production costs at our East mine.

     For the nine-month period ending March 31, 2000, our cost of products sold increased to $328.4 million, from $302.7 million for the nine-month period ending March 31, 1999. As a percentage of net sales, cost of products sold increased to 98% for the current nine-month period, from 89% for the prior year nine-month period. Cost of products sold increased as a percentage of net sales due to lower DAP and potash sales prices and higher costs per ton for our nitrogen and potash products during the current year. These increases were partially offset by lower costs per ton for DAP. Our nitrogen costs per ton increased primarily as a result of higher natural gas costs at our domestic production facilities in the current year. Natural gas prices increased 18% during the current year nine-month period as compared to the prior year nine-month period. These higher gas costs were partially offset by increased earnings at our joint venture ammonia plant in Trinidad. Our portion of the earnings from Farmland MissChem was $10.9 million for the current year and included $3.4 million related to a business interruption claim for downtime that occurred in March and April of 1999. DAP costs per ton decreased 5% during the current nine-month period as compared to the prior year nine-month period. This decrease was primarily the result of lower raw material costs for phosphate rock and sulfur, partially offset by higher conversion costs in the current year. Potash costs per ton increased 7% during the current year nine-month period as compared to the prior year nine-month period. This increase was the result of higher production costs at our East mine as a result of incurring costs associated with moving into a new ore zone.
Additionally, the East mine incurred higher natural gas costs in the current year. The West mine's production costs for the current nine-month period did not change significantly from the prior-year nine-month period.

            SELLING, GENERAL AND ADMINISTRATIVE. Our selling, general and administrative expenses decreased to $8.4 million for the quarter ended March
31, 2000, from $10.4 million for the quarter ended March 31, 1999. This decrease was primarily the result of decreased advertising and professional consultant costs in the current year. As a percentage of net sales, selling, general and administrative expenses decreased to 6% for the quarter ended March
31, 2000, from 7% for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, our selling, general and administrative expenses decreased to $25.3 million, from $28.9 million for the nine months ended
March 31, 1999. This decrease was primarily the result of decreased advertising cost, use tax, professional consultants and employee incentives during the current year, partially offset by costs incurred related to the reorganization of our sales, marketing and distribution division. As a percentage of net sales, selling, general and administrative expense was 8% for the nine months ended March 31, 2000, and for the nine months ended
March 31, 1999.

     OTHER. Our other operating expenses decreased to $101,000 for the quarter ended March 31, 2000, from $147,000 for the quarter ended March 31, 1999. This decrease was the result of reduced idle plant costs in the current year associated with our Eddy Potash mine that suspended operations in December
1997. For the nine months ended March 31, 2000, our other operating expenses increased to $2.7 million, from $484,000 for the nine months ended March 31, 1999. This increase was the result of idle plant costs associated with the curtailment of production in August and September at our No. 2 ammonia plant in Donaldsonville, Louisiana. Operations were resumed at this plant on October 4, 1999.

     OPERATING (LOSS) INCOME. As a result of the above factors, we incurred an operating loss of $4.2 million for the quarter ended March 31, 2000, as compared to an operating loss of $6.0 million for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, we incurred an operating loss of $22.4 million, as compared to operating income of $8.1 million for the nine months ended March 31, 1999.

     INTEREST. For the quarter ended March 31, 2000, our net interest expense increased to $7.1 million from $5.3 million for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, our net interest expense increased to $19.8 million from $13.3 million for the nine months ended March
31, 1999. These increases were partially the result of no interest being capitalized in the current year. We capitalized $839,000 of interest costs during the prior year quarter and capitalized $3.9 million of interest costs during the prior year nine-month period due to the completion of major construction projects. Higher average debt levels and higher average interest rates during the current year periods also contributed to increased interest costs.

     OTHER INCOME. For the quarter ended March 31, 2000, other income increased to $1.7 million from $363,000 for the quarter ended March 31, 1999.
For the nine months ended March 31, 2000, we had other income of $3.0 million as compared to $344,000 for the nine months ended March 31, 1999. These increases in other income during the current-year periods were primarily the result of recognizing a gain on the sale of our remaining minority interest in our former subsidiary, Newsprint South, Inc., which was carried at zero value on our balance sheet. During the nine months ended March 31, 2000, we also had higher earnings at our unconsolidated affiliates.

     INCOME TAX BENEFIT. For the quarter ended March 31, 2000, our income tax benefit was $4.4 million, as compared to an income tax benefit of $4.8 million for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, our income tax benefit was $18.4 million, as compared to an income tax benefit of $2.5 million for the nine months ended March 31, 1999. These income tax benefits are the result of our losses. For the nine months ended March 31, 2000, we also recorded a one-time benefit in the amount of $2.0 million related to settlement agreements made with the Internal Revenue Service for fiscal years 1994, 1995 and 1996.

     NET LOSS.  As a result of the foregoing, we incurred a net loss of $5.2 million for the quarter ended March 31, 2000, as compared to a net loss of $6.1 million for the quarter ended March 31, 1999. For the nine months ended
March 31, 2000, we incurred a net loss of $20.8 million, as compared to a net loss of $2.4 million for the nine months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, we had cash and cash equivalents of $1.7 million, compared to $1.6 million at June 30, 1999, an increase of approximately
$100,000.

      OPERATING ACTIVITIES. For the nine months ended March 31, 2000, our net cash used in operating activities was $22.9 million compared to $16.5 million for the nine months ended March 31, 1999.

      INVESTING ACTIVITIES. Our net cash used in investing activities was $7.3 million for the nine months ended March 31, 2000, compared to net cash provided by investing activities of $16.5 million for the nine months ended March 31, 1999. During the prior year, we collected $54.6 million on a note receivable obtained as a result of a sale of our undeveloped phosphate rock property.
Investing activities for the prior year also included $3.4 million related to our investment in Farmland MissChem Limited. During the current year, our capital expenditures were $15.7 million compared to $34.0 million during the prior year. Our current year expenditures included $4.3 million related to the completion of our nitrogen expansion project at our Yazoo City facility, and $11.4 million for normal improvements and modifications to our facilities.

      FINANCING ACTIVITIES. Our net cash provided by financing activities was $30.3 million for the nine months ended March 31, 2000, compared to net cash used in financing activities of $1.5 million for the nine months ended
March 31, 1999. During the current year, the amounts provided by financing activities included $294.4 million in debt proceeds. These proceeds were partially offset by $260.0 million in debt payments and $4.2 million in cash dividends. During the prior year, the amounts used in financing activities included $381.7 million in debt payments, $8.0 million in cash dividends and $14.1 million for the purchase of treasury stock. These uses were partially offset by $402.3 million in debt proceeds.

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

      We have a secured revolving credit facility (the "Facility") with Harris
Trust and Savings Bank and a syndicate of other commercial banks totaling
$200.0 million. This Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. At March 31, 2000, we had $126.2 million outstanding under the Facility.

      On February 24, 2000, we modified the Facility in a manner that we believe, when combined with our operating cash flow, will satisfy our anticipated operating and capital requirements through fiscal 2001 and significantly reduce the likelihood of future noncompliance with the Facility's financial covenants. The modification included a change to the financial covenants that shifts the focus from our cash flow generation (which has been impaired by the current industry down-cycle) to our balance sheet by replacing the leverage covenant (which required us to maintain a threshold ratio of cash flow to total debt) with a debt to capital covenant (which prohibits us from exceeding a threshold ratio of debt to total capital). In addition, the interest coverage covenant is significantly less restrictive. Each borrowing under the Facility is subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation.
The modification permits quarterly cash dividends at our current level of $0.03 per common share if we maintain a certain ratio of earnings before interest, taxes, depreciation, and amortization to interest and prohibits us from repurchasing our shares outstanding. As part of the modification, the Facility lenders were granted security interests in substantially all of our assets, as allowed by the Senior Notes Indenture. The modification increased our near-term borrowing costs under the Facility by approximately 100 basis points.

      We estimate our capital expenditure requirements for the remainder of fiscal 2000 to be approximately $9.0 million. The anticipated capital expenditures are for essential improvements and modifications to our facilities and for the 250,000 ton-per-year granular urea plant in Faustina, Louisiana, purchased on April 14, 2000.

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

     At June 30, 1999, we estimated the fair value of our fixed rate Senior
Notes using an interest rate equal to 2% above the effective yield on U.S.
Treasury Notes with similar maturities. Based on current market quotes for securities similar to the Senior Notes, we now believe the fair value of our fixed rate Senior Notes is lower than the fair value estimated at June 30, 1999. At March 31, 2000, the fair value of our obligation related to our interest rate swap agreements had decreased from the fair value we estimated at June 30, 1999, due to the swap agreements approaching maturity in May 2000.

     We use natural gas futures contracts to reduce the impact of changes in natural gas prices. We prepared a sensitivity analysis to estimate our market risk exposure arising from these instruments. The fair value of open contracts was calculated by valuing each position using quoted market prices. Market risk is the potential loss in fair value as a result of a 10% adverse change in market prices. We estimate that this adverse change in prices would have reduced the fair value of open contracts by $1.3 million at March 31, 2000.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits filed as part of this report are listed below.
Certain exhibits have been filed previously with the Commission and are incorporated herein by reference.

               SEC Exhibit
               Reference No.  Description

                              Exhibit Index to Form 10-Q

                      2.1     Asset Purchase Agreement, dated as of May 21,
                              1996, by and among the Company, Mississippi
                              Aquisition I, Inc., Mississippi Acquisition II,
                              Inc., Eddy Potash, Inc., and New Mexico Potash
                              Corporation; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed
                              September 3, 1996, SEC File No. 0-20411, and incorporated herein by reference.

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

                     10.2 Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.12 to the Company's
                              Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.1

                     10.3 Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's
                              Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.2

                     10.4 Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File
                              No. 2-7803, and incorporated herein by
                              reference.3

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


_____________________
     1Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1, and an application for confidential treatment has been filed separately with the Commission.
     2Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.
     3Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.


                     10.7 First Amendment, effective as of June 10, 1999, to Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal,
                              Chicago Branch, as Syndication Agent; and
                              Credit Agricole Indosuez, as Co-Agent,
                              establishing the Company's $200 million
                              revolving line of credit; filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, SEC File No. 0-20411, and incorporated herein by reference.

                     10.8 Second Amendment, effective as of September 17, 1999, to Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 1999, SEC File No. 001-12217, and incorporated herein by reference.

                     10.9 Third Amendment, effective as of February 24, 2000, to Credit Agreement dated as of November 25, 1997, among the Company; the
                              Lenders Party Thereto; Harris Trust and
                              Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; as referenced in this Form 10-Q for the quarter ending March 31, 2000.

                    10.10 Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC Filing
                              No. 2-7803, and incorporated herein by reference.

                    10.11 Mississippi Chemical Corporation Officer and Key Employee Incentive Plan; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File
                              No. 0-20411, and incorporated herein by
                              reference.

                    10.12 Mississippi Chemical Corporation Executive Deferred Compensation Plan, as amended and restated as of January 1, 2000; filed as
                              Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                              December 31, 1999, SEC File No. 001-12217, and incorporated herein by reference.

                    10.13 Mississippi Chemical Corporation Nonemployee Directors' Deferred Compensation Plan; filed as
                              Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

                    10.14 Mississippi Chemical Corporation Supplemental Benefit Plan, as amended and restated as of July 1, 1996; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File
                              No. 0-20411, and incorporated herein by
                              reference.

                    10.15 Mississippi Chemical Corporation 1994 Stock Incentive Plan, as amended and restated as of July 22, 1999; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 11, 2000, SEC File No. 001-12217, and incorporated herein by reference.

                    10.16 Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

                    10.17 Mississippi Chemical Corporation 1995 Restricted Stock Purchase Plan for Nonemployee Directors; filed as Exhibit 4.4 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

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


                                    MISSISSIPPI CHEMICAL CORPORATION



Date: May 11, 2000                  /s/ Timothy A. Dawson
      ------------                  --------------------------------
                                    Timothy A. Dawson
                                    Senior Vice President and Chief Financial
                                    Officer



Date: May 11, 2000                  /s/ Rosalyn B. Glascoe
      ------------                  --------------------------------
                                    Rosalyn B. Glascoe
                                    Corporate Secretary






                        MISSISSIPPI CHEMICAL CORPORATION

                                 EXHIBIT INDEX
                                       TO
                                   FORM 10-Q

  EXHIBIT                                                              PAGE
  NUMBER                          DESCRIPTION                        NUMBER


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

   10.2 Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as
           Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File
           No. 2-7803, and incorporated herein by reference.1

   10.3 Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit
           10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.2

   10.4 Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as
           Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File
           No. 2-7803, and incorporated herein by reference.3

      1 Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first and second paragraphs of paragraph numbered 1 of Amendment No. 1, and an application for confidential treatment has been filed separately with the Commission.
      2 Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A;
 from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment has been filed separately with the Commission.
      3 Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment has been filed separately with the Commission.

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

   10.7    First Amendment, effective as of June 10, 1999, to Credit
           Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and
           Savings Bank, as Administrative Agent; Bank of Montreal,
           Chicago Branch, as Syndication Agent; and Credit Agricole
           Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, SEC File No. 0-20411, and incorporated herein by reference.

   10.8    Second Amendment, effective as of September 17, 1999, to
           Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and
           Savings Bank, as Administrative Agent; Bank of Montreal,
           Chicago Branch, as Syndication Agent; and Credit Agricole
           Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended September
           30, 1999, SEC File No. 001-12217, and incorporated herein by reference.

   10.9    Third Amendment, effective as of February 24, 2000, to
           Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and
           Savings Bank, as Administrative Agent; Bank of Montreal,
           Chicago Branch, as Syndication Agent; and Credit Agricole
           Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; as referenced in this Form 10-Q for the quarter ending March 31, 2000.

  10.10 Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers;
           filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC
           File No. 2-7803, and incorporated herein by reference.

  10.11    Mississippi Chemical Corporation Officer and Key Employee
           Incentive Plan; filed as Exhibit 10.8 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

  10.12    Mississippi Chemical Corporation Executive Deferred
           Compensation Plan; filed as Exhibit 10.9 to the Company's
           Annual Report on Form 10-K for the fiscal year ended June
           30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

  10.13    Mississippi Chemical Corporation Nonemployee Directors'
           Deferred Compensation Plan; filed as Exhibit 10.10 to the
           Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

  10.14    Mississippi Chemical Corporation Supplemental Benefit
           Plan, as amended and restated as of July 1, 1996; filed as
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-
           20411, and incorporated herein by reference.

  10.15    Mississippi Chemical Corporation 1994 Stock Incentive
           Plan; filed as Exhibit 4.2 to the Company's Form S-8
           Registration Statement filed December 21, 1995, SEC File
           No. 33-65209, and incorporated herein by reference.

  10.16 Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration Statement filed
           December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

  10.17    Mississippi Chemical Corporation 1995 Restricted Stock
           Purchase Plan for Nonemployee Directors; filed as Exhibit
           4.4 to the Company's Form S-8 Registration Statement filed
           December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

     27    Financial Data Schedule.



