Form 10-K
period 2000-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2000-09-26
CIK 66895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000
                                       OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                         Commission File Number 0-20411

                        MISSISSIPPI CHEMICAL CORPORATION

             (Exact name of registrant as specified in its charter)

                     MISSISSIPPI                             64-0292638
----------------------------------------------------   ----------------------
  (State or other jurisdiction of incorporation or          (IRS Employer
                    organization)                      Identification Number)

 3622 Highway 49 East, P.O. Box 388, Yazoo City, MS             39194
----------------------------------------------------   ----------------------
      (Address of principal executive offices)               (Zip Code)




 Registrant's telephone number, including area code:       (662) 746-4131


          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on which registered
    -------------------------------   -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 15, 2000, Mississippi Chemical Corporation had 26,142,890 shares of common stock, par value $0.01, outstanding. The Company estimates that the aggregate market value of the common stock on September 15, 2000 (based upon the prior day's closing price ($3.875) of the common stock on the New York Stock Exchange), held by nonaffiliates was approximately $96,005,822. Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 2000 (Item 1 in
Part I; Items 5, 6, 7, 7A and 8 in Part II; and Item 14 in Part IV).

Proxy Statement for Annual Meeting of Shareholders to be held on November 7, 2000 (Items 10, 11, 12 and 13 in Part III).

                                           INDEX TO EXHIBITS BEGINS ON PAGE 19

                                     PART I

ITEM 1.  BUSINESS
                                    GENERAL

  Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was incorporated in Mississippi in September 1948 as the first fertilizer cooperative in the United States (the "Cooperative").
The address of the Company's principal executive office is Owen Cooper Administration Building, 3622 Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (662) 746-4131. The Company maintains a site on the World Wide Web at www.misschem.com. Information appearing on the Company's website should not be considered a part of this Annual Report on Form 10-K.
The term "Company" includes Mississippi Chemical Corporation and its subsidiaries and affiliates: Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Triad Nitrogen, L.L.C.; TNI Barge, Inc.; MCC Investments, Inc.; NSI Land Corporation (merged into the Company June 30, 2000); Mississippi Chemical Management Company; Mississippi Chemical Company, L.P.; Mississippi Chemical Holdings, Inc.; MissChem (Barbados) SRL; and MissChem Trinidad Limited. References to the Company's operations prior to July 1, 1994, refer to the Cooperative's operations.

  The principal business of the Cooperative was to provide fertilizer products to its shareholders pursuant to preferred patronage rights that gave the shareholders the right to purchase fertilizer products and receive a patronage refund on those purchases. On June 28, 1994, the shareholders of the Cooperative approved a plan of reorganization (the "Reorganization"), pursuant to which the Cooperative was merged into the Company. As a result of the Reorganization, the capital stock of the Cooperative was converted into common stock and/or cash, and the Company began to operate as a regular business corporation. Since the Reorganization, the Company has sold the fertilizer products produced at its facilities to agricultural and industrial customers around the world. Any reference to an industrial customer or user herein includes, but is not limited to, producers who convert products purchased from the Company to other fertilizer products.

                               OPERATING SEGMENTS

     The Company has three reportable operating segments: nitrogen, phosphates and potash. The amounts of revenue, operating profit or loss and identifiable assets attributable to each of our segments is set forth in our 2000 Annual Report to Shareholders under the caption "Note 10-Segment Information" contained in the "Notes to Consolidated Financial Statements," which information is incorporated herein by reference. Additional information about each operating segment is set forth below.

NITROGEN

  PRODUCTS

   The Company produces nitrogen products at its production facilities in Yazoo City, Mississippi, Donaldsonville, Louisiana, Faustina, Louisiana, and Point Lisas, The Republic of Trinidad and Tobago, through its 50/50 joint venture with Farmland Industries, Inc., known as Farmland MissChem Limited ("Farmland MissChem"). The Company's principal nitrogen products include anhydrous ammonia; fertilizer-grade ammonium nitrate, which is sold under the Company's trade name Amtrate(R); UAN solution, which is sold under the Company's trade name N-Sol 32(R); urea; and nitric acid. Each of the Company's nitrogen products has its own distinct characteristics that produce agronomic preferences among end-users.

   In fiscal 2000, the Company sold approximately 3.0 million tons of nitrogen products to fertilizer dealers and distributors and industrial users located primarily in the southern United States, as compared to approximately 2.7 million tons of nitrogen products in fiscal 1999. The increase in tons sold in fiscal 2000 is primarily due to increased volumes of UAN solution and anhydrous ammonia. Sales of nitrogen products by the Company in fiscal 2000 were $290.6 million, which represented approximately 60% of net sales.

   AMMONIA. The basic nitrogen product is anhydrous ammonia, which is a necessary raw material for the production of the Company's other nitrogen products. Anhydrous ammonia, which is 82% nitrogen, is the most concentrated nitrogen product available. It is synthesized as a gas under high temperature and pressure. The Company uses natural gas, atmospheric nitrogen, and steam to produce anhydrous ammonia.

   In fiscal 2000, the Company produced approximately 1,571,000 tons of anhydrous ammonia at its Yazoo City and Donaldsonville facilities. The Company is obligated by contract to purchase one-half of the ammonia (approximately 350,000 tons per year) produced by Farmland MissChem at a discount to market, subject to a minimum price. In fiscal 2000, the Company purchased approximately 354,000 tons pursuant to its contract with Farmland MissChem. In fiscal 2000, the Company sold approximately 890,000 tons of anhydrous ammonia as a raw material for industrial users and 59,000 tons as a primary fertilizer for direct application to crops. The Company consumed approximately 970,000 tons of anhydrous ammonia as a raw material to manufacture its other nitrogen products and diammonium phosphate at its Pascagoula facility.

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

   The Company produced approximately 746,000 tons of solid ammonium nitrate fertilizer at its Yazoo City facility in fiscal 2000. The Company sold approximately 732,000 tons of solid ammonium nitrate fertilizer to fertilizer dealers and distributors and approximately 8,000 tons of ammonium nitrate synthesis to industrial users in fiscal 2000. The solid ammonium nitrate produced by the Company is sold under the registered trade name Amtrate(R).

   UAN SOLUTION. The Company produced approximately 546,000 tons of UAN solution at its Yazoo City facility in fiscal 2000. The Company sold approximately 625,000 tons of UAN solution to fertilizer dealers and distributors in fiscal 2000 under the registered trade name N-Sol 32(R). In addition, the Company purchased and resold approximately 37,000 tons of UAN solution in fiscal 2000. N-Sol 32(R) is a 32% nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. N-Sol 32(R) is used as a direct application product for cotton, corn, grains, and pastures, as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial increase in the use of UAN solution as a part of the overall growth in the agricultural consumption of nitrogen products in the United States.

   UREA. In fiscal 2000, the Company produced approximately 582,000 tons of prilled urea, urea melt, and granular urea at its Donaldsonville and Faustina facilities. The Company sold approximately 357,000 tons of prilled urea, approximately 155,000 tons of urea melt, approximately 49,000 tons of granular urea, and approximately 21,000 tons of urea synthesis in fiscal 2000. Urea is synthesized by the reaction of ammonia and carbon dioxide. At 46% nitrogen by weight, urea is the most concentrated form of dry nitrogen. Because urea undergoes a complex series of changes within the soil before the nitrogen it contains is ultimately converted into a form that can be used by plants, it is considered a long-lasting form of nitrogen. As a fertilizer product, urea is acceptable as both a direct-application material and as an ingredient in fertilizer blends. Approximately 65% of the Company's urea tons sold in fiscal 2000 were to industrial users and manufacturers of animal feeds. The remainder of the urea sales were to fertilizer dealers and distributors.

   NITRIC ACID. In fiscal 2000, the Company produced approximately 831,000 tons of nitric acid at its Yazoo City facility. The Company sold approximately 40,000 tons of nitric acid to industrial users and used the balance of nitric acid produced in fiscal 2000 as a raw material for the production of Amtrate(R) and N-Sol 32(R). Nitric acid is used by industrial customers to produce end products such as nylon fibers, polyurethane foams, rubber chemicals and specialty fibers. The Yazoo City facility is the largest capacity nitric acid facility in the United States.

  PRODUCTION AND PROPERTIES

   YAZOO CITY, MISSISSIPPI. The Yazoo City facility is a closely integrated, multiplant production complex located on approximately 527 acres, with approximately 60 acres of such land subject to a long-term lease with Yazoo County, Mississippi. The complex includes two anhydrous ammonia plants, five nitric acid plants, an ammonium nitrate plant, two urea plants, and a UAN solution plant.

   The Company's annual anhydrous ammonia production capacity at the Yazoo City facility is approximately 685,000 tons, and its annual solid ammonium nitrate production capacity is approximately 900,000 tons. The Yazoo City facility also has annual nitric acid production capacity of approximately 1,055,000 tons, annual UAN solution production capacity of approximately 588,000 tons, and annual urea synthesis production capacity of approximately 197,000 tons. The plant has storage facilities for ammonia (36,000 tons), nitric acid (4,300 tons), ammonium nitrate (51,700 tons), and UAN solution (48,000 tons).

   The Yazoo City facility includes a 20.5 megawatt cogeneration facility that produces significant savings by the simultaneous generation of electricity and steam. Adequate backup electricity and water supply are available. The Yazoo City plant and the port facility have direct access to barge, rail, and truck transportation and the Yazoo City plant is strategically located for the purchase of competitively priced natural gas. Adjacent to the Yazoo City plant, the Company owns its corporate headquarters that contains approximately 65,000 square feet of office space.

   DONALDSONVILLE, LOUISIANA. The Donaldsonville facility is a closely integrated, multiplant nitrogen complex located on approximately 766 acres fronting the Mississippi River at Donaldsonville, Louisiana. The facility includes two anhydrous ammonia plants with a combined annual production capacity of approximately 1,043,000 tons and a urea plant with an annual urea synthesis production capacity of approximately 578,000 tons and an annual prilled urea capacity of approximately 396,000 tons. The plant has storage facilities for anhydrous ammonia (60,000 tons) and urea (40,000 tons).

   The Donaldsonville facility has ready access to rail, truck, and ammonia pipeline transportation. The plant is also equipped with a deep-water port facility on the Mississippi River, allowing access to economical oceangoing vessel and barge transportation for its urea and ammonia products. The facility has adequate supplies of electricity and water and is well-positioned for the purchase of competitively priced natural gas.

   FAUSTINA, LOUISIANA. The Faustina facility consists of one urea synthesis plant feeding two granulation trains that fronts the Mississippi River at Faustina, Louisiana. The Faustina facility has an annual production capacity of approximately 260,000 tons. The Company operates the Faustina facility in conjunction with its Donaldsonville facility located approximately one mile away. The Faustina facility has ready access to rail, ammonia pipeline transportation, and economical oceangoing vessel and barge transportation for its urea product and approximately 8,400 tons of storage capacity.

     The Company acquired the Faustina facility on April 14, 2000, from IMC-Agrico Company, a joint venture of IMC Global, Inc., and Phosphate Resource Partners Limited Partnership. The parties agreed not to disclose the terms of the transaction; however, the purchase price was not material to either company. The Faustina facility is located within the IMC-Agrico fertilizer complex, and IMC-Agrico leases the land underlying the Faustina facility to the Company pursuant to a long-term lease agreement. In addition, IMC-Agrico provides certain utilities and services to the Faustina plant, including the carbon dioxide (CO2) necessary for the production of urea. The CO2 supplied by IMC-Agrico is a by-product of its ammonia production process. As a result, the Company is unable to operate the Faustina facility when there is no ammonia production at the IMC-Agrico facility.

   TRINIDAD. The Farmland MissChem facility has an annual production capacity attributable to the Company of approximately 357,000 tons. In fiscal 2000, the Company purchased approximately 354,000 tons of ammonia from the Farmland MissChem facility. This ammonia was used as a raw material for upgrading into finished fertilizer products at the Company's existing facilities and to meet the Company's contractual commitments to certain industrial customers.

  MARKETING AND DISTRIBUTION

   The Company sells its nitrogen products to fertilizer dealers and distributors as well as industrial users located primarily in the southern region of the United States where its facilities are located. Although the Company has traditionally sold the majority of its nitrogen products through the agricultural fertilizer distribution chain, the Company is working to increase the amount of nitrogen product sold to industrial users in order to reduce the Company's exposure to the seasonal and cyclical nature of the agricultural fertilizer markets. In fiscal 2000, approximately 50% of the Company's nitrogen product net sales revenues were from industrial users.

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

   The Company transports its nitrogen products by barge, rail, pipeline, truck and oceangoing vessels. The Company's distribution network includes numerous trucks, a pipeline that pumps UAN solution from its Yazoo City plant to its Yazoo River port facility, and 24 owned or leased nitrogen warehouses and terminals, consisting of approximately 250,000 tons of total capacity, that are strategically placed in high-consumption areas in Alabama, Arkansas, California, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri,
Ohio, and Texas. The Company also owns a 50% interest in an ammonia storage terminal in Pasadena, Texas, and a 50% interest in FMCL Limited Liability Company ("FMCL"), a joint venture with Farmland Industries, Inc., that provides transportation of ammonia from the Farmland MissChem facility in Trinidad to the United States and other world markets. FMCL has executed two long-term time charter agreements for oceangoing vessels with a European shipowner. Both agreements establish a fixed charter rate for the vessels during the entire time that the agreements are in effect. The Company believes that the time charter agreements provide a hedge against unfavorable fluctuations in shipping rates and will be a cost-effective method of transporting its Trinidad product.

  RAW MATERIALS

   NATURAL GAS. Natural gas is the primary raw material used by the Company in the manufacture of nitrogen products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia that is then upgraded into other nitrogen products. During fiscal 2000, natural gas prices reached record highs and the cost of natural gas represented approximately 78% of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic success of the Company's nitrogen business depends upon the availability of reasonably priced natural gas relative to the prevailing market price for ammonia.

   In today's natural gas market, the Company's total delivered natural gas cost generally consists of two components--the market price of the natural gas in the producing area at the point of delivery into a pipeline and the fee charged by the pipeline for transporting the natural gas to the Company's plants. The cost of the transportation component can vary substantially depending on whether or not the pipeline has to compete for business. Therefore, it is extremely important to the Company's competitiveness that it have access to multiple natural gas sources and transportation services. In addition to the impact on transmission costs, access alternatives enable the Company to benefit from natural gas price differences that may exist from time to time in the various natural gas producing areas.

   The natural gas requirements of the Yazoo City facility are approximately 70,000 Mcf per day. The Company receives the majority of its natural gas requirements for the Yazoo City facility from El Paso Merchant
Energy--Gas, L.P. ("El Paso"), a subsidiary of El Paso Energy Corporation.
The Company's agreement with El Paso allows for the firm delivery of gas, at market-related prices, through the Yazoo City facility's direct connections to the interstate pipeline systems operated by Southern Natural Gas Company ("Southern"), a subsidiary of El Paso Energy Corporation, and Texas Eastern Transmission Corporation. Pursue Energy Corporation ("Pursue") continues to be another major natural gas supplier of the Yazoo City facility from its reserves located in Rankin County, Mississippi. In addition, the Company's 60-mile, 12-inch-diameter natural gas pipeline provides the plant with direct access to the Pursue reserves, along with low-cost transportation of the Pursue gas; direct access to an additional interstate pipeline; and direct access to a large intrastate gathering and transmission system in southern Mississippi. As a result of this access to multiple sources, the Company benefits from competition for the transportation and supply of natural gas.

   Natural gas requirements for the Donaldsonville facility are approximately 105,000 Mcf per day. The Donaldsonville facility is located in one of the primary natural gas producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from competition among the many suppliers that have transport capabilities on the intrastate lines. All of the Donaldsonville facility's current natural gas requirements are being supplied under fixed-term contracts with Bridgeline Gas Marketing LLC, an affiliate of Enron North America Corp. and Texaco Exploration and Production, Inc.; Amoco Energy Trading Corporation; Noble Gas Marketing, Inc.; Reliant Energy Services, Inc.; and Coral Energy Resources, L.P. These contracts provide for market-sensitive pricing and firm delivery supply commitments.

   As a result of favorable access to natural gas supplies at the Yazoo City and Donaldsonville facilities, the Company believes that the loss of any particular supplier would not have a material impact on plant operations at either location. There have been no significant supply interruptions at either location.

   Relative to fiscal 1999 levels, the Company's delivered cost of domestic natural gas increased approximately 25%. Gas prices can be influenced significantly by short-term factors such as weather, storage levels, gas transportation interruptions, and competing fuel prices. The Company uses natural gas futures contracts to hedge against the risk of market fluctuations in the cost of natural gas.

   AMMONIA. Ammonia is a necessary raw material for production of the Company's other nitrogen products. The Company supplied practically all of its ammonia requirements in fiscal 2000. Third-party ammonia purchases by the Company from outside suppliers in fiscal 2000 for production of its other nitrogen products totaled only approximately 6,600 tons. The Company anticipates that it will be able to supply substantially all of its ammonia requirements in fiscal 2001 from the Company's ammonia plants at the Yazoo City facility, the Donaldsonville facility, and the Trinidad facility. However, high natural gas prices may make it more economical to purchase ammonia than to produce ammonia.

PHOSPHATE

  PRODUCTS

   The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 2000, the Company produced approximately 779,000 tons of DAP and sold approximately 762,000 tons. Sales of DAP by the Company in fiscal 2000 were $103.5 million, which represented approximately 21% of net sales.

   DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18% nitrogen and 46% phosphate (P205) by weight. DAP is an important fertilizer product both for direct application and for use in blended fertilizers applied to all major types of row crops.

  PRODUCTION AND PROPERTIES

   The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 2,230 acres. The Pascagoula facility is a closely integrated, multiplant phosphatic fertilizer complex where the primary facilities are two phosphoric acid plants, two sulfuric acid plants, and a DAP granulation plant. The phosphoric acid plants have an annual production capacity of approximately 427,000 tons, the two sulfuric acid plants have a combined annual production capacity of approximately 1,225,000 tons, and the DAP granulation plant has an annual production capacity of approximately 900,000 tons.

   The plant has storage facilities for finished product (70,000 tons), as well as for the primary raw materials: phosphate rock (100,000 tons), sulfur (9,000 tons), and ammonia (25,000 tons). All of the phosphate rock used by the Company is purchased pursuant to a single supply contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco.

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

  MARKETING AND DISTRIBUTION

   Since October 1, 1997, all of the Company's export sales of DAP have been made through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as PhosChem, and all domestic sales of DAP have been made through the Company's internal sales staff. In fiscal 2000, approximately 65% of the DAP tonnage sold by the Company was sold into international markets through PhosChem to Belize, China, Guyana, India, Mexico, Pakistan, and Thailand. China, Thailand, and India received approximately 41%, 24%, and 18%, respectively, of the DAP tonnage exported by the Company in fiscal 2000. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

  RAW MATERIALS

   PHOSPHATE ROCK. Phosphate rock is one of the primary raw materials used in the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock are approximately 1.5 million tons per year. On September 15, 1991, the Company entered into a ten-year contract with OCP to supply all of the phosphate rock requirements of the Pascagoula facility. The term of this contract has been extended to June 30, 2016. OCP, the national phosphate company of Morocco, is the world's largest producer and exporter of phosphate rock and upgraded phosphates. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the operating performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be very good.

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

   AMMONIA. Ammonia is a necessary raw material for production of DAP. Third-party ammonia purchases by the Company from outside suppliers in fiscal 2000 for use as a raw material in the production of DAP were only approximately 9,000 tons. The Company anticipates that it will be able to supply all of its ammonia requirements in fiscal 2001 from the Company's ammonia plants at the Donaldsonville facility and the Trinidad facility. However, high natural gas prices may make it more economical to purchase ammonia than to produce ammonia.

POTASH

  PRODUCTS

   The Company produces potash at two mines and related facilities near Carlsbad, New Mexico, which are referred to by the Company as the "East Facility" and the "West Facility." The Company also operates a granular compaction plant near the East and West Facilities which is referred to as the "North Facility." In fiscal 2000, the Company produced approximately 955,000 tons of potash and sold approximately 1,012,000 tons, primarily in granular form. Sales of potash products by the Company in fiscal 2000 were approximately $89.8 million, which represented approximately 19% of net sales.

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

  PRODUCTION AND PROPERTIES

   The West Facility, which consists of a potash mine and refinery, has an annual production capacity of approximately 523,000 tons of red potash. The West Facility is located on approximately 1,046 acres that are subject to long-term federal potassium leases. All of the refined product produced at the West Facility is transported to the North Facility compaction plant where the vast majority is converted to granular form and is sold to agricultural fertilizer dealers and distributors. A small portion of the production from the West Facility is sold directly as a standard grade product. The North Facility has an annual granulation capacity of approximately 550,000 tons and is located on approximately 1,387 acres, with approximately 1,027 acres of such land subject to long-term federal potassium leases. Located contiguous to the North Facility are storage (160,000-ton capacity) and shipping facilities from which the finished product is transported by rail and truck to agricultural customers in both the domestic and export markets.

   The East Facility, which has an annual production capacity of approximately 560,000 tons of white potash, consists of a potash mine, refinery, and compaction plant. All of the refined product produced at the East Facility is a higher-purity white potash in standard form. The East Facility is located on approximately 1,609 acres, with approximately 1,289 acres of such land subject to long-term federal and state potassium leases. Approximately 45% of the East Facility production is converted to a granular form at the on-site compaction plant and sold as an agricultural fertilizer. The remaining 55% is sold to agricultural and industrial users in its original standard form. The East Facility also has storage (160,000-ton capacity) and shipping facilities suitable for the distribution of product by rail and truck to the Company's agricultural and industrial customers.

   On December 3, 1997, the Company suspended the plant operations of Eddy Potash because the depletion of the higher-grade ore zone rendered the continued operation of conventional mining methods at Eddy Potash uneconomical. The Company continues to evaluate alternative mining methods for the Eddy Potash reserves.

   The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 92,000 surface acres, which consist of approximately 181,000 subsurface acres due to the naturally occurring overlap of ore zones in the Carlsbad potash basin. The estimates of potash ore reserves provided below were calculated using the latest bore hole data and sophisticated modeling programs, which were completed in April 2000.

   The Company's proven and probable reserves at the West Facility are estimated to be 276 million tons (the "West Facility Reserves") with an average grade of 15.5% K2O. The Company estimates that it can mine 259 million tons of the West Facility Reserves at an average grade of 14.6% K2O using current mining technology. The Company's proven and probable reserves at the North Facility are estimated to be 95 million tons (the "North Facility Reserves") with an average grade of 14.6% K2O. The Company estimates that it can mine 79 million tons of the North Facility Reserves at an average grade of 14.6% K2O using current mining technology. The Company's proven and probable reserves at the East Facility are estimated to be 137 million tons (the "East Facility Reserves") with an average grade of 14.9% K2O. The Company estimates that it can mine 116 million tons of the East Facility Reserves at an average grade of 14.0% K2O using current mining technology.

   The Company's total proven and probable reserves (the "Total Reserves") are estimated to be 508 million tons with an average grade of 15.2% K2O. The Company estimates that it can mine 455 million tons of the Total Reserves at an average grade of 14.4% K2O (the "Mineable Reserves") using current mining technology and that the Mineable Reserves will yield 87 million tons of muriate of potash ("KCL") available for sale to customers. Eddy Potash's reserves are excluded since these estimates include only the reserves which can be economically recovered by conventional mining techniques. At current production rates and with current mining technology, the Company's Total Reserves have a remaining life of several decades.

  MARKETING AND DISTRIBUTION

   The majority of the Company's agricultural potash sales are in domestic markets in the states west of the Mississippi River where it enjoys freight cost advantages over Canadian and overseas potash producers. In order to increase profit margins, domestic sales are targeted for locations along the freight route of the Burlington Northern Santa Fe Railroad. Domestic potash marketing is coordinated from a sales office located in Dallas, Texas. In addition to the potash storage facilities in Carlsbad, the Company distributes domestic potash sales through 8 owned or leased potash storage and distribution facilities in California, Louisiana, Mississippi, and Missouri, which have a combined total storage capacity of approximately 23,000 tons. Approximately 18% of the fiscal 2000 potash sales were to industrial customers, with the remainder of sales to agricultural customers. Approximately 21% of the Company's fiscal 2000 potash tons sold were to international markets. The Company's export sales are made through Potash Corporation of Saskatchewan Sales Limited. The fiscal 2000 export sales were to Brazil, Colombia, Dominican Republic, Ecuador, Japan, Martinique, Mexico, Nicaragua, South Africa, and Venezuela. Potash for export is transported by rail to Mexico and to terminal facilities on the Texas Gulf Coast, where it is loaded onto oceangoing vessels for shipment.

                            CERTAIN BUSINESS FACTORS


COMPETITION

  Since fertilizers are global commodities available from numerous sources, fertilizer suppliers compete primarily on the basis of delivered price. Other competitive factors include product quality, customer service, plant efficiency, and availability of product. The Company competes with a broad range of domestic producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent fertilizer companies. Many of the Company's domestic competitors have larger financial resources and sales than the Company. The Company also competes with foreign producers. Foreign competitors often have access to cheaper raw materials or are owned or subsidized by their governments and, as a result, may have cost advantages over domestic companies. Additionally, foreign competitors are frequently motivated by nonmarket factors such as the need for hard currency.

  NITROGEN

   The Company produces and sells its nitrogen products primarily in the southern United States where it enjoys a logistical and freight advantage over foreign competitors and certain domestic competitors. However, dealers and distributors located in this region re-market a substantial quantity of these nitrogen products to end users outside of the southern United States. Because competition is based largely on the delivered price, maintaining low production costs is critical to competitiveness. Natural gas comprises a significant portion of the raw materials cost of the Company's nitrogen products. Competitive natural gas purchasing is essential to maintaining the Company's cost competitiveness. This is especially true considering that certain foreign competitors can purchase natural gas at a lower price than the price typically paid by the Company. Also important is efficient use of this gas because of the energy-intensive nature of the nitrogen business. Therefore, cost-competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low-cost competitive position. In the highly fragmented nitrogen market, product quality and customer service also can be sources of product differentiation.

  PHOSPHATE

   The Company customarily sells approximately two-thirds of its DAP in international markets. The U.S. phosphate industry has become more concentrated as a result of recent consolidations and joint ventures, and the Company is smaller than most of its competitors in terms of resources and sales. Most of the Company's principal competitors have captive sources of some or all of the raw materials, and this may provide them with cost advantages. The Company's long-term phosphate rock contract with OCP has a flexible pricing mechanism that is a key element to the Company's ability to compete.

  POTASH

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

  Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 2000 - $500,000; 1999 -
$2.0 million; and 1998 - $8.8 million. The difference between environmental capital expenditures in fiscal 1999 and fiscal 1998 is primarily attributable to approximately $6.5 million of expenditures in 1998 related to the expansion of the Yazoo City facility and the construction of the new gypsum disposal facility at Pascagoula. Although the Company projected spending approximately $2.4 million for environmental capital expenditures in fiscal 2000, approximately $1.3 million of such expenditures related to the closure of the Company's west gypsum disposal facility located at Pascagoula, Mississippi, were deferred because the facility's projected life was extended. Environmental capital expenditures are expected to be approximately $1.4 million for fiscal 2001 and $2.9 million for fiscal year 2002.

  The Company has accrued costs for the future closure of the west gypsum disposal facility located at Pascagoula, Mississippi. The balance of the accrual as of June 30, 2000, is approximately $8.8 million. The Company is currently working with regulatory officials to develop an engineering plan for closure of the west facility. The conclusions reached in this engineering plan will determine whether the Company has to accrue additional costs relating to the closure of the west facility.

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

SEASONALITY

  Sales of the Company's fertilizer products to agricultural customers are typically seasonal in nature and usually result in the Company's generating a greater amount of net sales and operating income in the Spring (the Company's fourth fiscal quarter). During fiscal 2000, the Company reorganized its marketing and distribution department to meet the needs of the Company's changing customer base and to expand its industrial market, in part in an effort to reduce the Company's exposure to the seasonal, as well as cyclical, agricultural market. The Company has worked to increase the percentage of its net sales to industrial customers whose purchases are more evenly spread over the Company's fiscal year. Approximately 36% of the Company's net sales for fiscal year 2000 were attributable to industrial sales. The Company anticipates that the percentage of net sales to industrial customers will increase over the next several fiscal years.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC SALES AND OPERATIONS

  The amount of revenue attributable to the Company's sales to foreign and domestic markets over the last three fiscal years and the carrying value of the Company's foreign and domestic assets over the last three fiscal years is set forth in the Company's 2000 Annual Report to Shareholders under the caption "Note 10-Segment Information" contained in the "Notes to Consolidated Financial Statements," which information is incorporated herein by reference.

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

  Factors Affecting Fertilizer Demand and Prices. With virtually all of its nitrogen net sales and approximately 82% of its total net sales in fiscal 2000 derived from domestic markets, the Company's operating results are highly dependent upon conditions in the U.S. agricultural industry. A variety of factors beyond the Company's control can materially affect domestic fertilizer demand and pricing. These factors include, but are not limited to, futures prices for crops that require significant fertilizer application, U.S. planted acreage, government agricultural policies, projected grain stocks, crop failure, weather, changing or unpredictable crop choices by farmers and changes in agricultural production methods. Since fertilizers, particularly anhydrous ammonia and urea, are also used for industrial applications, industrial markets and the general economy can also affect product demand and prices.

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

  As is evidenced by current increased prices for nitrogen fertilizers over the last fiscal year and the current depressed prices for phosphatic fertilizers over last fiscal year, fertilizer prices can be extremely volatile, with significant price changes from one growing season to the next. Fertilizers are global commodities and can be subject to intense price competition from domestic and foreign sources. No assurance can be given that average realized prices paid for the Company's fertilizer products will be at any given level.

  Dependence on Natural Gas. Natural gas is the primary raw material used in the manufacture of nitrogen products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is then used in the production of all other nitrogen products. Anhydrous ammonia is also a raw material in the production of DAP. Accordingly, the Company's profitability is dependent upon the price and availability of natural gas. A significant increase in the price of natural gas (such as the record increases during fiscal year 2000 which have continued through the date of this filing) that is not recovered through an increase in the price of the Company's nitrogen products, or an extended interruption in the supply of natural gas to its production facilities, will have a material adverse effect on its results of operations and financial condition.

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

                        EXECUTIVE OFFICERS AND EMPLOYEES

EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive officers are elected for a one-year term by the Board of Directors. The Company's executive officers are as follows:

                                    OFFICE AND EMPLOYMENT DURING THE
NAME OF OFFICER       AGE                LAST FIVE FISCAL YEARS

Charles O. Dunn       52    President and Chief Executive Officer since
                            April 1, 1993; Executive Vice President (1988-1993)

C. E. McCraw          52    Senior Vice President-Operations since July 12,
                            1994; Senior Vice President-Fertilizer Group
                            (1991-1994)

Robert E. Jones       52    Senior Vice President-Corporate Development
                            effective October 1, 1997; Senior Vice President
                            and General Counsel (1996-1997); Vice President
                            and General Counsel (1989-1996)

David W. Arnold       63    Senior Vice President-Technical Group since
                            July 1, 1991

Timothy A. Dawson     46    Senior Vice President and Chief Financial Officer
                            since April 22, 1999; Vice President-Finance
                            (1996-1999); Director of Finance (1987-1996)

Ethel Truly           50    Vice President-Administration since January 18,
                            1996; Director of Administrative Services
                            (1995-1996); Assistant General Counsel
                            (1985-1995)

William L. Smith      50    Vice President and General Counsel since
                            November 11, 1998; General Counsel (1997-1998);
                            partner in the law firm of Brunini, Grantham,
                            Grower & Hewes, PLLC (1982-1997)

Jerry W. Irwin        59    Vice President-Nitrogen Production since
                            October 15, 1998; General Manager of Yazoo City
                            facility (1986-1998)

Joe A. Ewing          49    Vice President-Marketing and Distribution since
                            September 1, 1999; Director of Marketing and
                            Distribution (1998-1999); Director of Converted
                            Nitrogen Sales (1997-1998); Director of
                            Procurement and Distribution (1993-1997)


EMPLOYEES

  As of September 15, the Company employed approximately 1,514 persons throughout all of its locations, none of whom are represented by unions.


ITEM 2.  PROPERTIES

Information regarding the location and general character of the Company's plants and mines is included in this Annual Report on Form 10-K in Part I,
Item 1 "Business," under the headings "Production and Properties" and "Marketing and Distribution" for each operating segment.


ITEM 3.  LEGAL PROCEEDINGS

  TERRA INTERNATIONAL, INC. On August 31, 1995, the Company filed suit in federal court in Mississippi against Terra International, Inc. ("Terra"), seeking a declaratory judgment and other relief, establishing that certain technology relating to the design of an ammonium nitrate neutralizer which the Company licensed to Terra is not defective and was not the cause of an explosion which occurred in 1994 at Terra's Port Neal, Iowa, fertilizer facility. The Company also sought an unspecified amount of monetary damages for defamation based on Terra's public statement related to the Company's alleged role in the explosion. Also, on August 31, 1995, Terra and its property insurers filed suit in federal court in Iowa against the Company seeking to recover a total of approximately $300 million in property damage, lost profits and other out-of-pocket expenses allegedly caused by the explosion. Terra alleged that the ammonium nitrate neutralizer technology licensed to Terra was defectively designed by the Company and that the design defect caused the Port Neal explosion. It was ultimately determined that the Mississippi federal district court was the proper venue to resolve all issues between the parties relating to the Port Neal explosion. In June 2000, a global settlement was reached which was tied to the decision of a court-appointed expert. The expert rendered a decision favorable to the Company on August 8, 2000, resulting in the dismissal with prejudice of the Terra claims and the Company's taking a judgment against Terra for the defamation claim in the amount of $18,000,000, the bulk of which is collectible only from Terra's insurers, who have not yet admitted coverage for the claim. Since the entry of the judgment, some of the property insurers of Terra filed a motion seeking to set aside the judgment based upon a theory that the expert's decision was not clear. Terra has not joined in the motion and the Company is opposing it.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this item is set forth in the Company's
2000 Annual Report to Shareholders under the caption "Quarterly Results," contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 6.SELECTED FINANCIAL DATA

  The information required by this item is set forth in the Company's 2000 Annual Report to Shareholders under the caption "Financial Highlights," which information is incorporated herein by reference.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth in the Company's
2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 7A.  MARKET RISK

  The information required by this item is set forth in the Company's 2000 Annual Report to Shareholders under the caption "Market Risk," contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 26, 2000, appearing in the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) The information required by this item regarding directors is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Nominees for Election to Serve Until 2003," "Nominees for Election to Serve Until 2001," "Directors Continuing to Serve Until 2002," and "Directors Continuing to Serve Until 2001," which information is incorporated herein by reference.

  (b) The information required by this item regarding executive officers does not appear in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and therefore is furnished in this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant" in Part I,
Item 1.

  (c) The information called for with respect to the identification of certain significant employees is not applicable to the Company.

  (d) There are no family relationships among the directors and executive officers listed above. There are no arrangements or understandings between any named officer and any other person pursuant to which such person was selected as an officer.

  (e)     The information required by this item regarding compliance with
Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Compensation Committee Report on Executive Compensation" and "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Board of Directors and Committees," which information is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)   DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:

      1. Consolidated Financial Statements. The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated
July 26, 2000, appearing in the 2000 Annual Report to Shareholders as described below, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and information incorporated by reference in Items 1, 5, 6, 7, 7A and 8, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Report of Independent Public Accountants

     Consolidated Balance Sheets, June 30, 2000 and 1999

     Consolidated Statements of Income, Years Ended June 30, 2000, 1999, and
     1998

     Consolidated Statements of Shareholders' Equity, Years Ended June 30, 2000, 1999, and 1998

     Consolidated Statements of Cash Flows, Years Ended June 30, 2000, 1999, and 1998

     Notes to Consolidated Financial Statements


          Separate financial statements for entities of which the Company owns 50% or less that are accounted for by the equity method have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

      2. Consolidated Financial Statement Schedules. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits. The following exhibits required by Item 601 of Regulation S-K are either incorporated by reference in this Annual Report on Form 10-K (as designated by an asterisk) or accompany this Annual Report on Form 10-K filed with the Securities and Exchange Commission (as designated by page numbers).


 EXHIBIT
 NUMBER                        DESCRIPTION                        DESIGNATION


   3.1    Articles of Incorporation of the Company; filed as           *
          Exhibit 3.1 to the Company's Amendment No. 1 to
          Form S-1 Registration Statement filed August 2, 1994,
          SEC File No. 33-53119, and incorporated herein by
          reference.

   3.2    Bylaws of the Company; filed as Exhibit 3.2 to the           *
          Company's Annual Report on Form 10-K for the fiscal
          year ended June 30, 1997, SEC File No. 0-20411, and
          incorporated herein by reference.

   4.1    Shareholder Rights Plan; filed as Exhibit 1 to the           *
          Company's Form 8-A Registration Statement dated
          August 15, 1994, SEC File No. 2-7803, and incorporated
          herein by reference.

   4.2    Indenture dated as of November 25, 1997, between the         *
          Company and Harris Trust and Savings Bank, as Trustee,
          for the issuance of up to $300 million of debt
          securities; filed as Exhibit 4(a) to the Company's
          Current Report on Form 8-K filed November 25, 1997,
          SEC File No. 001-12217, and incorporated herein by
          reference.

   4.3    Indenture of Trust dated as of March 1, 1998, between        *
          Mississippi Business Finance Corporation and Deposit
          Guaranty National Bank, for the issuance of bonds in
          the aggregate principal amount of $14.5 million to
          assist the Company in financing and refinancing the
          cost of construction and equipping of solid waste
          disposal facilities at its Pascagoula, Mississippi,
          facility; filed as Exhibit 4.3 to the Company's Annual
          Report on Form 10-K for the fiscal year ended June 30,
          1998, SEC File No. 0-20411, and incorporated herein by
          reference.

  10.1    Agreement made and entered into as of September 15,          *
          1991, between Office Cherifien des Phosphates and the
          Company for the sale and purchase of phosphate rock;
          filed as Exhibit 10.1 to the Company's Annual Report
          on Form 10-K for the fiscal year ended June 30, 1991,
          File No. 2-7803, and incorporated herein by reference.

  10.2    Amendment No. 1, effective as of July 1, 1992, to the        *
          Agreement effective as of September 15, 1991, between
          Office Cherifien des Phosphates and the Company for
          the sale and purchase of phosphate rock; filed as
          Exhibit 10.12 to the Company's Annual Report on
          Form 10-K for the fiscal year ended June 30, 1995, SEC
          File No. 2-7803, and incorporated herein by
          reference.1

  10.3    Amendment No. 2, effective as of July 1, 1993, to the        *
          Agreement effective as of September 15, 1991, between
          Office Cherifien des Phosphates and the Company for
          the sale and purchase of phosphate rock; filed as
          Exhibit 10.11 to the Company's Annual Report on Form
          10-K for the fiscal year ended June 30, 1995, SEC File
          No. 2-7803, and incorporated herein by reference.2

  10.4    Amendment No. 3, effective as of January 1, 1995, to         *
          the Agreement effective as of September 15, 1991,
          between Office Cherifien des Phosphates and the
          Company for the sale and purchase of phosphate rock;
          filed as Exhibit 10.10 to the Company's Annual Report
          on Form 10-K for the fiscal year ended June 30, 1995,
          SEC File No. 2-7803, and incorporated herein by
          reference.3

  10.5    Amendment No. 4, effective as of January 1, 1997, to         *
          the Agreement effective as of September 15, 1991,
          between Office Cherifien des Phosphates and the
          Company for the sale and purchase of phosphate rock;
          filed as Exhibit 10.8 to the Company's Annual Report
          on Form 10-K for the fiscal year ended June 30, 1997,
          SEC File No. 0-20411, and incorporated herein by
          reference.

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


 EXHIBIT
 NUMBER                        DESCRIPTION                        DESIGNATION


  10.6    Credit Agreement dated as of November 25, 1997, among        *
          the Company; the Lenders Party Thereto; Harris Trust
          and Savings Bank, as Administrative Agent; Bank of
          Montreal, Chicago Branch, as Syndication Agent; and
          Credit Agricole Indosuez, as Co-Agent, establishing
          the Company's $200 million revolving line of credit;
          filed as Exhibit 10.6 to the Company's Annual Report
          on Form 10-K for the fiscal year ended June 30, 1998,
          SEC File No. 0-20411, and incorporated herein by
          reference.

  10.7    First Amendment, effective as of June 10, 1999, to           *
          Credit Agreement dated as of November 25, 1997, among
          the Company; the Lenders Party Thereto; Harris Trust
          and Savings Bank, as Administrative Agent; Bank of
          Montreal, Chicago Branch, as Syndication Agent; and
          Credit Agricole Indosuez, as Co-Agent, establishing
          the Company's $200 million revolving line of credit;
          filed as Exhibit 10.7 to the Company's Annual Report
          on Form 10-K for the fiscal year ended June 30, 1999.

  10.8    Second Amendment, effective as of September 17, 1999,        *
          to Credit Agreement dated as of November 25, 1997,
          among the Company, the Lenders Party Thereto; Harris
          Trust and Savings Bank, as Administrative Agent; Bank
          of Montreal, Chicago Branch, as Syndication Agent; and
          Credit Agricole Indosuez, as Co-Agent, establishing
          the Company's $200 million revolving line of credit,
          filed as Exhibit 10 to the Company's Quarterly Report
          on Form 10-Q for the quarter ended September 30, 1999,
          SEC File No. 001-12217, and incorporated herein by
          reference.

  10.9    Third Amendment, effective as of February 24, 2000, to       *
          Credit Agreement dated as of November 25, 1997, among
          the Company, the Lenders Party Thereto; Harris Trust
          and Savings Bank, as Administrative Agent; Bank of
          Montreal, Chicago Branch, as Syndication Agent; and
          Credit Agricole Indosuez, as Co-Agent, establishing
          the Company's $200 million revolving line of credit,
          filed as Exhibit 10.9 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31,
          2000, SEC File No. 001-12217, and incorporated herein
          by reference.

  10.10   Form of Severance Agreement dated July 29, 1996, by          *
          and between the Company and each of its Executive
          Officers; filed as Exhibit 10.14 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          June 30, 1996, SEC File No. 2-7803, and incorporated
          herein by reference.


 EXHIBIT
 NUMBER                        DESCRIPTION                        DESIGNATION


  10.11   Mississippi Chemical Corporation Officer and Key             *
          Employee Incentive Plan; filed as Exhibit 10.8 to the
          Company's Annual Report on Form 10-K for the fiscal
          year ended June 30, 1998, SEC File No. 0-20411, and
          incorporated herein by reference.

  10.12   Mississippi Chemical Corporation Executive Deferred          *
          Compensation Plan; filed as Exhibit 10.9 to the
          Company's Annual Report on Form 10-K for the fiscal
          year ended June 30, 1998, SEC File No. 0-20411, and
          incorporated herein by reference.

  10.13   Mississippi Chemical Corporation Executive Deferred          *
          Compensation Plan, as amended and restated, effective
          January 1, 2000; filed as Exhibit 10.2 to the
          Company's Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999, SEC File No.
          001-12217, and incorporated herein by reference.

  10.14   Mississippi Chemical Corporation Nonemployee                 *
          Directors' Deferred Compensation Plan; filed as
          Exhibit 10.10 to the Company's Annual Report on
          Form 10-K for the fiscal year ended June 30, 1998, SEC
          File No. 0-20411, and incorporated herein by
          reference.

  10.15   Mississippi Chemical Corporation Supplemental Benefit        *
          Plan, as amended and restated as of July 1, 1996;
          filed as Exhibit 10.11 to the Company's Annual Report
          on Form 10-K for the fiscal year ended June 30, 1998,
          SEC File No. 0-20411, and incorporated herein by
          reference.

  10.16   Mississippi Chemical Corporation 1994 Stock Incentive        *
          Plan; filed as Exhibit 4.2 to the Company's Form S-8
          Registration Statement filed December 21, 1995, SEC
          File No. 33-65209, and incorporated herein by
          reference.

  10.17   Mississippi Chemical Corporation Amended and Restated        *
          1994 Stock Incentive Plan; filed as Exhibit 10.1 to
          the Company's Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1999, SEC File
          No. 001-12217, and incorporated herein by reference.

  10.18   Mississippi Chemical Corporation 1995 Stock Option           *
          Plan for Nonemployee Directors; filed as Exhibit 4.3
          to the Company's Form S-8 Registration Statement filed
          December 21, 1995, SEC File No. 33-65209, and
          incorporated herein by reference.

  10.19   Mississippi Chemical Corporation 1995 Restricted Stock       *
          Purchase Plan for Nonemployee Directors; filed as
          Exhibit 4.4 to the Company's Form S-8 Registration
          Statement filed December 21, 1995, SEC File
          No. 33-65209, and incorporated herein by reference.


 EXHIBIT
 NUMBER                        DESCRIPTION                        DESIGNATION


  13.1    Portions of the Company's 2000 Annual Report to           Page 25
          Shareholders as referenced in this Annual Report on
          Form 10-K for the fiscal year ended June 30, 2000.

   21     List of subsidiaries of the Company.                      Page 80

   23     Consent of Arthur Andersen LLP.                           Page 81

   27     Financial Data Schedule.                                  Page 82


(B)REPORTS ON FORM 8-K.

      No reports were filed on Form 8-K during the three months ended June 30, 2000.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MISSISSIPPI CHEMICAL CORPORATION

                                 By:  /s/ Charles O. Dunn
                                 ----------------------------------------
                                 Charles O. Dunn
                                 Principal Executive Officer

                                 By:  /s/ Timothy A. Dawson
                                 ----------------------------------------
                                 Timothy A. Dawson
                                 Principal Financial Officer and Chief
                                 Accounting Officer
Date:     September 26, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                                    DATE
/s/ Coley L. Bailey        Director, Chairman of the Board   September 26, 2000
-------------------------
    Coley L. Bailey

/s/ John Sharp Howie       Director, Vice Chairman of the    September 26, 2000
-------------------------  Board
    John Sharp Howie

/s/ Charles O. Dunn        Director,                         September 26, 2000
-------------------------  President and Chief Executive
    Charles O. Dunn        Officer
                           (principal executive officer)

/s/ John W. Anderson       Director                          September 26, 2000
-------------------------
    John W. Anderson

/s/ Reuben V. Anderson     Director                          September 26, 2000
-------------------------
    Reuben V. Anderson

/s/ Haley Barbour          Director                          September 26, 2000
-------------------------
    Haley Barbour

/s/ Frank R. Burnside, Jr. Director                          September 26, 2000
-------------------------
Frank R. Burnside, Jr.

/s/ W. R. Dyess            Director                          September 26, 2000
-------------------------
    W. R. Dyess

/s/ Woods E. Eastland      Director                          September 26, 2000
-------------------------
    Woods E. Eastland

/s/ George D. Penick, Jr.  Director                          September 26, 2000
-------------------------
    George D. Penick, Jr.

/s/ W. A. Percy II         Director                          September 26, 2000
-------------------------
    W. A. Percy II

/s/ David M. Ratcliffe     Director                          September 26, 2000
-------------------------
    David M. Ratcliffe

/s/ Wayne Thames           Director                          September 26, 2000
-------------------------
    Wayne Thames