Form 10-Q
period 2000-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2000-11-08
CIK 66895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                     For Quarter Ended September 30, 2000


                                      OR


            [ ] Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 2000
                       Commission File Number 001-12217




                       MISSISSIPPI CHEMICAL CORPORATION


                    Organized in the State of Mississippi
                      Tax Identification No. 64-0292638

             3622 Highway 49 East, Yazoo City, Mississippi 39194
                          Telephone No. 662+746-4131


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ]     No [  ]

          The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

            Class                                           Number of Shares
            --------                                        ----------------
            Common Stock, $0.01 par value                         26,131,917

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX



                                                                          Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Consolidated Statements of Income                             3
                    Three months ended September 30,
                    2000 and 1999

               Consolidated Balance Sheets                               4 - 5
                    September 30, 2000 and June 30, 2000

               Consolidated Statements of Shareholders' Equity               6
                    Fiscal Year Ended June 30, 2000
                    and Three months ended September 30, 2000

               Consolidated Statements of Cash Flows                         7
                    Three months ended September 30,
                    2000 and 1999

               Notes to Consolidated Financial Statements               8 - 15


     Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition                      16 - 21



     Item 3.   Quantitative and Qualitative Disclosure About
               Market Risk                                                  22



PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                             23

     Signatures                                                             23

PART>I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      Three months ended
                                                         September 30,
                                                    ---------------------
                                                       2000        1999
                                                    ---------   ---------
                                           (In thousands, except per share data)
Revenues:
      Net sales                                      $120,053   $  96,998

Operating expenses:
      Cost of products sold                           122,561      93,445
      Selling, general and administrative               8,773       8,612
      Other                                             3,436       2,540
                                                     --------    --------
                                                      134,770     104,597
                                                     --------    --------
Operating loss                                        (14,717)     (7,599)

Other (expense) income:
      Interest, net                                    (7,159)     (6,027)
      Other                                             1,459         635
                                                     --------    --------
Loss before income taxes                              (20,417)    (12,991)

Income tax benefit                                     (8,171)     (7,439)
                                                     --------    --------
Net loss                                             $(12,246)   $ (5,552)
                                                     ========    ========

Loss per share - basic (see Note 2)                  $  (0.47)   $  (0.21)
                                                     ========    ========

Loss per share - diluted (see Note 2)                $  (0.47)   $  (0.21)
                                                     ========    ========


[FN]
The accompanying notes are an integral part of these consolidated financial statements.


                       MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



PAGE>                                         September 30,      June 30,
                                                 2000              2000
                                               ---------        ---------
                                         (In thousands, except per share data)
Current assets:
   Cash and cash equivalents                   $   2,041        $   2,190
   Accounts receivable, net                       43,630           62,080

   Inventories:
      Finished products                           31,283           28,015
      Raw materials and supplies                   5,896            7,180
      Replacement parts                           36,379           37,322
                                                --------         --------
          Total inventories                       73,558           72,517

    Income tax receivable                         10,077           10,080
    Insurance receivable                            -               3,094
    Prepaid expenses and other current assets      8,871            9,526
    Deferred income taxes                            393              922
                                                --------         --------
          Total current assets                   138,570          160,409

Investments in affiliates                         92,140           89,508

Property held for sale                             9,386              600

Other assets                                       8,835           11,288

Property, plant and equipment, at cost           838,088          846,868
  less accumulated depreciation, depletion
  and amortization                              (406,891)        (401,014)
                                                --------         --------
          Net property, plant and equipment      431,197          445,854

Goodwill, net of accumulated amortization        166,034          167,179
                                                --------         --------
                                                $846,162         $874,838
                                                ========         ========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.



                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                              September 30,        June 30,
                                                  2000               2000
                                              ------------        ---------
                                          (In thousands, except per share data)

Current liabilities:
  Accounts payable                              $ 46,964          $ 54,661
  Accrued liabilities                             16,251            10,893
                                                --------          --------
          Total current liabilities               63,215            65,554

Long-term debt                                   322,513           330,307

Other long-term liabilities and
  deferred credits                                10,719             9,995

Deferred income taxes                             65,464            73,235

Shareholders' equity:
     Common stock ($.01 par; authorized
       100,000 shares; issued 27,976)                280               280
     Additional paid-in capital                  305,901           305,901
     Retained earnings                           101,966           114,996
     Accumulated other comprehensive income        5,683             4,149
     Treasury stock, at cost (1,844 shares)      (29,579)          (29,579)
                                                --------          --------
                                                 384,251           395,747
                                                --------          --------
                                                $846,162          $874,838
                                                ========          ========


[FN]
The accompanying notes are an integral part of these consolidated financial statements.



                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               SEPTEMBER 30, 2000
                                  (Unaudited)


                                                Accumulated
                           Additional              Other
                   Common   Paid-In   Retained Comprehensive Treasury
                   Stock    Capital   Earnings     Income     Stock     Total
                  --------  -------- ---------- ------------ -------- --------
(In thousands)
Balances,
 July 1, 1999     $    280  $305,901  $143,626    $  1,857  $(29,579) $422,085
  Comprehensive
    loss:
      Net loss        -         -      (23,664)       -         -      (23,664)
      Net unrealized
        gain on
        hedges, net
        of tax        -         -         -          2,292      -        2,292
                  --------  --------  --------    --------  --------  --------
      Comprehensive
        loss          -         -      (23,664)      2,292      -      (21,372)

    Cash dividends
      paid ($0.19
      per share)      -         -       (4,966)       -         -       (4,966)
                  --------  --------  --------    --------  --------  --------
Balances,
  June 30, 2000        280   305,901   114,996       4,149   (29,579)  395,747
    Comprehensive
     loss:
       Net loss       -         -      (12,246)       -         -      (12,246)
       Net
        unrealized
        gain on
        hedges, net
        of tax        -         -         -          1,534      -        1,534
                  --------  --------  --------    --------  --------  --------
      Comprehensive
        loss          -         -      (12,246)      1,534      -      (10,712)

    Cash dividends
      paid ($0.03
      per share)      -         -         (784)       -         -         (784)
                  --------  --------  --------    --------  --------  --------
Balances,
  September 30,
  2000            $    280  $305,901  $101,966    $  5,683  $(29,579) $384,251
                  ========  ========  ========    ========  ========  ========



[FN]
The accompanying notes are an integral part of these consolidated financial statements.



                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                             Three months ended September 30,
                                                 2000                1999
                                             ------------        ------------
                                                      (In thousands)
Cash flows from operating activities:
     Net loss                                   $(12,246)          $  (5,552)
     Reconciliation of net loss to net
       cash provided by (used in)
       operating activities:
         Net change in operating assets
           and liabilities                        17,641             (16,570)
         Depreciation, depletion and
           amortization                           12,038              11,649
         Deferred income taxes                    (4,761)              3,300
         Equity earnings in unconsolidated
           affiliates                             (2,723)             (5,896)
         Other                                       330              (1,537)
                                                --------           ---------
Net cash provided by (used in)
  operating activities                            10,279             (14,606)

                                                --------           ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment     (4,495)             (4,604)
   Other                                           2,658               4,800
                                                --------           ---------
Net cash (used in) provided by investing
  activities                                      (1,837)                196
                                                --------           ---------
Cash flows from financing activities:
  Debt proceeds                                   88,521             108,900
  Debt payments                                  (96,328)            (91,800)
  Cash dividends paid                               (784)             (2,614)
                                                --------           ---------
Net cash (used in) provided by financing
  activities                                      (8,591)             14,486
                                                --------           ---------
Net (decrease) increase in cash and
  cash equivalents                                  (149)                 76

Cash and cash equivalents -
  beginning of period                              2,190               1,648
                                                --------           ---------
Cash and cash equivalents -
  end of period                                 $  2,041           $   1,724
                                                ========           =========


[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation, its subsidiaries and affiliates. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month periods ended September 30, 2000 and 1999, our financial position at September 30, 2000 and June 30, 2000, our cash flows for the three months ended September 30, 2000 and 1999, and our consolidated statements of shareholders' equity as of September 30, 2000. We believe the adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

     Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, the financial statements should be read in conjunction with our 2000 annual report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2000, audited financial statements.

     Our business is seasonal; therefore, the results of operations for the periods ended September 30, 2000, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

     The number of shares used in our basic and diluted earnings per share computation are as follows:

                                                      Three months ended
                                                         September 30,
                                                      -------------------
                                                        2000       1999
                                                      -------    --------
                                                        (In thousands)
Weighted average common shares outstanding,
  net of treasury shares, for basic earnings
  per share                                            26,132      26,132
Common stock equivalents for employee
  stock options                                          -           -
                                                       ------      ------
Weighted average common shares outstanding
  for diluted earnings per share                       26,132      26,132
                                                       ======      ======

      Options outstanding were not included in our computations of diluted earnings per share for the three-month periods ended September 30, 2000 and 1999, because they were antidilutive.

      In July 2000, our Board of Directors declared a regular quarterly cash dividend of $0.03 per common share for the three-month period ending June 30, 2000. This dividend was paid on August 25, 2000, to holders of record on August 11, 2000. Due to current industry conditions and results for the current quarter, our Board of Directors voted to eliminate the $0.03 per common share quarterly dividend effective for the quarter ended September 30, 2000.


NOTE 3 - SEGMENT INFORMATION

      Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three-month periods ended September 30, 2000 and 1999. The Other caption includes corporate and consolidating eliminations.


                                   Three months ended September 30, 2000
-------------------------------------------------------------------------------
(In thousands)                Nitrogen  Phosphate  Potash       Other   Total
-------------------------------------------------------------------------------
Net sales - external customers $71,325  $ 29,823  $ 18,905     $  -    $120,053
Net sales - intersegment         7,570        15      -         (7,585)    -
Operating loss                  (9,863)   (1,907)   (2,425)       (522) (14,717)
Depreciation, depletion and
  amortization                   7,947     1,505     1,607         979   12,038
Capital expenditures             1,877       293     2,320           5    4,495


                                   Three months ended September 30, 1999
-------------------------------------------------------------------------------
(In thousands)                Nitrogen  Phosphate   Potash      Other    Total
-------------------------------------------------------------------------------
Net sales - external customers $ 42,276 $ 35,783  $ 18,939     $  -    $ 96,998
Net sales - intersegment          5,708       16      -         (5,724)    -
Operating (loss) income          (9,211)   2,307        45        (740)  (7,599)
Depreciation, depletion and
  amortization                    7,693    1,500     1,519         937   11,649
Capital expenditures              1,421      864     1,928         391    4,604



NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

      On July 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of comprehensive income that relate to us are net income or loss and unrealized gains or losses on our natural gas futures contracts and, as permitted under the provisions of SFAS No. 130, are presented in the Consolidated Statements of Shareholders' Equity. Prior-year information has been restated to conform to the requirements of SFAS No. 130. The changes in the components of accumulated other comprehensive income during the three months ended September 30, 2000, are included below.

                                                       Tax
                                       Before-Tax   (Expense)  Net-of-Tax
                                         Amount      Benefit     Amount
                                       ----------------------------------
Net unrealized gain on natural
  gas futures contracts:
     Balances, June 30, 2000             $ 6,631     $(2,482)    $ 4,149

       Net unrealized gain
         arising during period             7,636      (2,868)      4,768
       Less:  reclassification
               adjustment for net gains
               realized in net income     (5,174)      1,940      (3,234)
                                         -------     -------     -------
                  Net unrealized gain      2,462        (928)      1,534
                                         -------     -------     -------
     Balances, September 30, 2000        $ 9,093     $(3,410)    $ 5,683
                                         =======     =======     =======


NOTE 5 - GUARANTOR SUBSIDIARIES

      Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for September 30, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements of the Guarantor Subsidiaries are not presented because we do not believe that separate financial statements are material to investors.


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                               Three months ended September 30, 2000
--------------------------------------------------------------------------------
                   Parent    Guarantor   Non-Guarantor
(In thousands)     Company   Subsidiaries Subsidiaries Eliminations Consolidated
--------------------------------------------------------------------------------
Revenues:
  Net sales         $   -       $ 33,883    $144,813      $(58,643)  $120,053

Operating expenses:
  Cost of products
    sold                -         41,137     140,543       (59,119)   122,561
  Selling, general and
    administrative       513       1,473       6,787          -         8,773
  Other                 -          1,600       1,836          -         3,436
                     -------     -------    --------      ---------  --------
                         513      44,210     149,166        (59,119)  134,770
                     -------     -------    --------      ---------  --------
Operating loss          (513)    (10,327)     (4,353)           476   (14,717)

Other (expense) income:
  Interest, net       (7,574)     (3,488)      3,903           -       (7,159)
  Other               (5,102)      3,149         209          3,203     1,459
                     -------   ---------   ---------      ---------  --------
Loss before income
  taxes              (13,189)    (10,666)       (241)         3,679   (20,417)

Income tax benefit      (943)     (2,060)     (4,534)          (634)   (8,171)
                    --------   ---------   ---------      ---------  --------
Net (loss) income   $(12,246)  $  (8,606)  $   4,293      $   4,313  $(12,246)
                    ========   =========   =========      =========  ========



                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                              Three months ended September 30, 1999
-------------------------------------------------------------------------------
                  Parent   Guarantor    Non-Guarantor
(In thousands)    Company Subsidiaries  Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales        $  -     $ 29,735      $ 98,216       $(30,953)   $ 96,998

Operating expenses:
  Cost of products
    sold              -       35,740        96,367        (38,662)     93,445
  Selling,
    general and
    administrative     602     1,059         6,951           -          8,612
  Other               -         -            2,540           -          2,540
                   -------  --------     ---------     ----------   ---------
                       602    36,799       105,858        (38,662)    104,597

Operating loss        (602)   (7,064)       (7,642)         7,709      (7,599)

Other (expense)
  income:
    Interest, net   (5,897)   (2,634)        2,504           -         (6,027)
    Other              255    (3,220)          299          3,301         635
                  --------  --------      --------      ---------    --------
Loss before
  income taxes      (6,244)  (12,918)       (4,839)        11,010     (12,991)

Income tax benefit    (692)   (4,909)       (1,838)          -         (7,439)
                  --------  --------      --------      ---------    --------
Net loss          $ (5,552) $ (8,009)     $ (3,001)     $  11,010    $ (5,552)
                  ========  ========      ========      =========    ========


                     CONDENSED CONSOLIDATING BALANCE SHEET

Assets                                     September 30, 2000
-------------------------------------------------------------------------------
                   Parent   Guarantor   Non-Guarantor
(In thousands)     Company Subsidiaries Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents   $  1,956   $     17     $     68     $     -      $   2,041
  Receivables, net  10,801     11,723       61,640        (30,457)     53,707
  Inventories         -        18,425       55,053             80      73,558
  Prepaid expenses
    and other
    current assets   7,523      1,494        9,216         (8,969)      9,264
                  --------  ---------    ---------     ----------   ---------
  Total current
    assets          20,280     31,659      125,977        (39,346)    138,570

Investments in
  affiliates       692,550    353,680       75,237     (1,029,327)     92,140
Property held
  for sale           1,605       -           7,781           -          9,386
Other assets       136,958       -         273,846       (401,969)      8,835
PP&E, net           10,394    147,034      273,769           -        431,197
Goodwill, net         -          -         166,034           -        166,034
                  --------  ---------    ---------   ------------    --------
    Total assets  $861,787  $ 532,373    $ 922,644   $ (1,470,642)   $846,162
                  ========  =========    =========   ============    ========

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
Current liabilities:
  Accounts
    payable       $ 21,383  $  12,677    $  54,145   $     (41,241) $  46,964
  Accrued
    liabilities     12,304      3,545        7,150          (6,748)    16,251
  Other current
    liabilities      2,220       -               4          (2,224)      -
                  --------  ---------    ---------   -------------  ---------
  Total current
   liabilities      35,907     16,222       61,299         (50,213)    63,215

Long-term debt     439,870    141,601      124,219        (383,177)   322,513
Other long-term
  liabilities and
  deferred credits   1,759     31,988       61,293         (18,857)    76,183

Shareholders' equity:
  Common stock         280          1       58,941         (58,942)       280
  Additional paid-in
    capital        305,901    324,715      543,649        (868,364)   305,901
  Retained
    earnings       101,966     17,846       73,243         (91,089)   101,966
  Accumulated other
    comprehensive
    income           5,683       -            -               -         5,683
  Treasury stock,
    at cost        (29,579)      -            -               -       (29,579)
                  --------  ---------    ---------     -----------   --------
  Total
    shareholders'
    equity         384,251    342,562      675,833      (1,018,395)   384,251
                  --------  ---------    ---------     -----------   --------
     Total lia-
      bilities and
      shareholders'
      equity      $861,787  $532,373     $ 922,644     $(1,470,642)  $846,162
                  ========  ========     =========     ===========   ========


                     CONDENSED CONSOLIDATING BALANCE SHEET

Assets                                    June 30, 2000
--------------------------------------------------------------------------------
                    Parent   Guarantor   Non-Guarantor
(In thousands)      Company Subsidiaries Subsidiaries  Eliminations Consolidated
--------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents     $  2,085   $     17    $     88    $      -       $   2,190
  Receivables, net     1,556     11,139      93,407        (30,848)      75,254
  Inventories           -        22,858      50,056           (397)      72,517
  Prepaid expenses
    and other
    current assets     6,622      1,321       6,360         (3,855)      10,448
                    --------   --------    --------    ------------   ---------
  Total current
    assets            10,263     35,335     149,911         (35,100)    160,409

Investments in
  affiliates         700,062    350,635      72,776      (1,033,965)     89,508
Property held for
  sale                  -          -            600            -            600
Other assets         134,530          5     251,667        (374,914)     11,288
PP&E, net             12,296    148,828     284,730            -        445,854
Goodwill, net           -          -        167,179            -        167,179
                    --------   --------   ---------    ------------   ---------
    Total assets    $857,151   $534,803   $926,863     $(1,443,979)   $ 874,838
                    ========   ========   ========     ===========    =========

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------
Current liabilities:
  Accounts payable  $ 23,195   $ 11,404   $ 58,375     $   (38,313)   $  54,661
  Accrued liabilities  7,254      3,028      5,879          (5,268)      10,893
                    --------   --------   --------     -----------    ---------
  Total current
    liabilities       30,449     14,432     64,254         (43,581)      65,554

Long-term debt       315,806    137,937    127,553        (250,989)     330,307
Other long-term
  liabilities and
  deferred credits   115,149     31,266     62,079        (125,264)      83,230

Shareholders' equity:
  Common stock           280          1     58,941         (58,942)         280
  Additional paid-in
    capital          305,901    324,715    545,069        (869,784)     305,901
  Retained earnings  114,996     26,452     68,967         (95,419)     114,996
  Accumulated other
    comprehensive
    income             4,149       -          -               -           4,149
  Treasury stock,
    at cost          (29,579)      -          -               -         (29,579)
                    --------  ---------  ---------     -----------     --------
  Total shareholders'
    equity           395,747    351,168    672,977      (1,024,145)     395,747
                    --------  ---------  ---------     -----------     --------
    Total liabil-
      ities and
      shareholders'
      equity        $857,151  $ 534,803  $ 926,863     $(1,443,979)    $874,838
                    ========  =========  =========     ===========     ========


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                 Three months ended September 30, 2000
--------------------------------------------------------------------------------
                    Parent  Guarantor    Non-Guarantor
(In thousands)      Company Subsidiaries Subsidiaries  Eliminations Consolidated
--------------------------------------------------------------------------------
Cash flows from
 operating activities:
  Net (loss) income $(12,246) $  (8,606)   $  4,293      $  4,313     $(12,246)
  Reconciliation of
    net (loss) income
    to net cash
    (used in)
    provided by
    operating
    activities:
      Net change in
        operating
        assets and
        liabilities   (2,949)     5,264      19,372       (4,046)       17,641
      Depreciation,
        depletion and
        amortization     979      3,254       7,805         -           12,038
      Equity earnings in
        unconsolidated
        affiliates     5,986     (3,045)     (2,461)      (3,203)       (2,723)
      Deferred income
        taxes and
        other         (7,502)       850        (715)       2,936        (4,431)
                     -------   --------    --------     --------      --------
Net cash (used in)
  provided by
  operating
  activities         (15,732)    (2,283)     28,294         -           10,279
                     -------   --------    --------     --------      --------
Cash flows from
  investing activities:
   Purchase of property,
     plant and
     equipment            (5)    (1,381)     (3,109)        -           (4,495)
   Other               2,315       -            343         -            2,658
                     -------   --------    --------    ---------      --------
Net cash provided by
  (used in) investing
  activities           2,310     (1,381)     (2,766)        -           (1,837)
                     -------   --------    --------    ---------      --------
Cash flows from
  financing activities:
   Debt proceeds      88,521       -           -            -           88,521
   Debt payments     (96,328)      -           -            -          (96,328)
   Cash dividend
     paid               (784)      -           -            -             (784)
   Net change in
    affiliate notes   21,884      3,664     (25,548)        -             -
                     -------    -------    --------    ---------     ---------
Net cash provided by
  (used in) financing
   activities         13,293      3,664     (25,548)        -           (8,591)
                     -------    -------    --------    ---------     ---------
Net decrease in cash
  and cash
  equivalents           (129)      -            (20)        -             (149)

Cash and cash
  equivalents -
  beginning of
  period               2,085         17          88         -            2,190
                     -------   --------    --------    ---------      --------
Cash and cash
  equivalents - end
  of period          $ 1,956   $     17    $     68    $    -         $  2,041
                     =======   ========    ========    =========      ========


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                              Three months ended September 30, 1999
-------------------------------------------------------------------------------
                   Parent  Guarantor    Non-Guarantor
(In thousands)     Company Subsidiaries Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------
Cash flows from
  operating
  activities:
    Net loss      $ (5,552)  $ (8,009)    $ (3,001)    $  11,010     $  (5,552)
    Reconciliation
      of net loss
      to net cash
      (used in)
      provided by
      operating
      activities:
        Net change
         in operating
         assets and
         liabil-
         ities      (6,057)    (7,280)     (46,482)       43,249       (16,570)
        Depreciation,
         depletion
         and
         amortization  751      3,025        7,685           188        11,649
        Equity earnings
         in unconsoli-
         dated
         affiliate   4,744      3,786       (6,234)       (8,192)       (5,896)
        Deferred income
         taxes and
         other     (13,379)     8,937        7,851        (1,646)        1,763
                   -------    -------     --------     ---------      --------
Net cash (used in)
  provided by
  operating
  activities       (19,493)       459      (40,181)       44,609       (14,606)
                   -------    -------     --------     ---------      --------
Cash flows from
  investing
  activities:
    Purchase of
     property, plant
     and equipment    (391)      (616)      (3,597)         -           (4,604)
    Other             -          -           4,800          -            4,800
                   -------    -------     --------      ---------     --------
Net cash (used in)
  provided by
  investing
  activities          (391)      (616)       1,203           -             196
                   -------    -------     --------      ---------     --------
Cash flows from
  financing activities:
    Debt payments  (91,800)      -            -              -         (91,800)
    Debt proceeds  108,900       -            -              -         108,900
    Cash dividend
      paid          (2,614)      -            -              -          (2,614)
    Net change in
      affiliate
      notes          5,797        147       38,665        (44,609)        -
                   -------    -------     --------     ----------     --------
Net cash provided
  by financing
  activities        20,283        147       38,665        (44,609)      14,486
                   -------    -------     --------     ----------     --------
Net increase
  (decrease) in
  cash and cash
  equivalents          399        (10)        (313)          -              76

Cash and cash
  equivalents -
  beginning of
  period               244         21        1,383           -           1,648
                   -------    -------     --------     ----------     --------
Cash and cash
  equivalents -
  end of period    $   643    $    11     $  1,070     $     -        $  1,724
                   =======    =======     ========     ==========     ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through the Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industrial users for use primarily in the southern and western regions of the United States. The following is management's discussion and analysis of the financial condition and results of operations, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2000.

     Consistent with the historical nature of our business, the usage of fertilizer in our trade territory is highly seasonal, and our quarterly results reflect the fact that significantly more fertilizer is sold during the last four months of our fiscal year (March through June). Since interim period operating results reflect the seasonal nature of our business, they may not necessarily be indicative of results expected for the full fiscal year.
In addition, quarterly results can vary significantly from year to year due to a number of factors as detailed under "Forward Looking Statements" in this report. We incur substantial expenditures for fixed costs and inventory throughout the year.

     For the quarter ended September 30, 2000, we incurred a net loss of $12.2 million (or $0.47 per basic and diluted share) compared to a net loss of $5.6 million (or $0.21 per basic and diluted share) for the same quarter during the prior year. Net sales increased to $120.1 million for the quarter ended September 30, 2000, from $97.0 million for the quarter ended September 30, 1999. We incurred an operating loss of $14.7 million for the quarter ended September 30, 2000, compared to an operating loss of $7.6 million for the quarter ended September 30, 1999. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended September 30, 2000, were negative $1.2 million compared to positive $4.7 million for the quarter ended September 30, 1999. During the prior year quarter, we received a one-time income tax benefit in the amount of $2.0 million resulting from settlement agreements with the Internal Revenue Service for the fiscal years 1994, 1995 and 1996. In addition, during the prior year quarter, we recorded a $3.5 million business interruption claim at our Trinidad ammonia plant for downtime that occurred in March and April of 1999.


NITROGEN

     The operating performance of our nitrogen business unit for the quarter ended September 30, 2000, was significantly impacted by a 64% increase in the average price of natural gas at our domestic production facilities compared to the prior year quarter ended September 30, 1999. Natural gas is the primary raw material in the production of ammonia, which is our base nitrogen product used in the production of our other nitrogen products (urea, ammonium nitrate, nitrogen solutions and nitric acid). High natural gas prices caused industry-wide production curtailments during calendar 2000, which, in turn, have tightened the availability of world supplies. As a result of improved global fundamentals and production curtailments, our average sales prices increased 60% in the current year quarter as compared to the prior year quarter.

     During the quarter ended September 30, 2000, our nitrogen costs per ton increased 56% as compared to the prior year quarter as a result of high natural gas prices and higher maintenance costs associated with scheduled maintenance shutdowns at our nitrogen facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana. We also had decreased earnings in the current year quarter at our joint venture ammonia plant in Trinidad as a result of recording in the prior year quarter a $3.5 million business interruption claim for downtime that occurred in March and April of 1999.

     During the current year quarter, other operating expenses included idle plant costs at our nitrogen facilities at Yazoo City, Mississippi, and Donaldsonville, Louisiana, of approximately $3.3 million. Portions of our ammonia and nitric acid production capacities were idled for various periods during the current year quarter primarily due to the unfavorable relationship between product prices and natural gas prices as well as miscellaneous
mechanical problems.   During the prior year quarter, idle plant costs at our
Donaldsonville, Louisiana, facility were approximately $2.5 million due to our No. 2 ammonia plant being idled in August and September of 1999.

     On October 13, 2000, the Committee for Fair Ammonium Nitrate Trade ("COFANT"), a coalition of U.S. producers of fertilizer-grade ammonium nitrate that includes us, filed an antidumping petition under the U.S. unfair trade laws contending that imports of Ukrainian ammonium nitrate injured the U.S. ammonium nitrate industry due to large amounts of Ukrainian product being sold in the United States at unfairly low prices. This action is similar to the successful antidumping proceeding that COFANT initiated against Russia during the prior fiscal year, which significantly decreased imports of unfairly low priced Russian ammonium nitrate.

     Since July 1, 1999, excluding the acquisition of the Faustina urea facility, we have realized a 14% reduction in the number of employees in our nitrogen operations and headquarters staff through attrition and, most recently, an early retirement program and a reduction in force.


PHOSPHATE

     Our phosphate business unit experienced an 18% decrease in sales during the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. This decrease included a 16% reduction in sales prices and a 3% reduction in sales volumes. The decline in sales prices was caused by additional supply in the market in the current year quarter from new plants in India and Australia. Our DAP cost per ton decreased 4%, primarily the result of lower raw material costs for phosphate rock, mostly offset by higher costs for ammonia.


POTASH

     During the quarter ended September 30, 2000, our potash business unit did not experience any significant changes in sales prices or volumes. Our potash costs per ton increased 15% in the current year quarter as compared to the prior year quarter. This increase was primarily the result of higher per-ton beginning inventory values and high per-ton production costs during the first two months of the current year quarter. In September of the current year quarter, improved ore grade at the West mine resulted in lower per-ton production costs, offsetting some of the high cost experienced in the first two months. Higher natural gas prices paid during the current year quarter as compared to the prior year quarter, as well as increased turnaround costs expensed during the current year quarter, were offset by lower spending levels in other cost areas.


OUTLOOK

     We believe that our nitrogen segment will continue to benefit from the improved supply/demand outlook resulting from industry-wide production curtailments and permanent shutdowns. However, to maximize results in the current environment, we continue to determine operating levels for our plants based on the relationship between nitrogen product prices and natural gas prices and our customers' requirements. As we move into the winter season, the relationship between nitrogen product prices and natural gas prices will continue to be a major focus. Industry inventory levels for nitrogen solutions and ammonium nitrate, already lower compared to the prior year quarter, combined with industry production levels through the winter, will play a role in determining product prices as we enter the spring season. Due to high natural gas prices and the seasonal nature of our business, the months leading up to the spring season will continue to be challenging. Additional increases in natural gas prices would have a material adverse impact on our performance if product prices do not experience corresponding increases. As a result of domestic production curtailments and improving market fundamentals, we have seen some improvement in DAP sales prices since June 30, 2000; however, we anticipate that DAP sales prices will continue in the near-term to adversely affect our phosphate segment's financial results. Finally, we believe domestic potash demand will remain firm in the near-term; however, the performance of our potash segment will depend on maintaining improved ore grades. Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward Looking Statements."


RESULTS OF OPERATIONS

     Following are summaries of our sales results by product categories:

                                            Three months ended
                                              September 30,
                                          ---------------------
                                            2000         1999
     Net Sales (in thousands):            --------     --------
          Nitrogen                        $ 71,180     $ 42,022
          DAP                               29,380       35,755
          Potash                            18,905       18,939
          Other                                588          282
                                          --------     --------
               Net Sales                  $120,053     $ 96,998
                                          ========     ========

                                            Three months ended
                                              September 30,
                                          ---------------------
                                            2000          1999
      Tons Sold (in thousands):           --------       ------
          Nitrogen:
              Ammonia                          215          172
              Ammonium nitrate                 104           84
              Urea                             143          134
              Nitrogen solutions                46           88
              Nitric acid                       13           14
                                             -----        -----
            Total Nitrogen                     521          492

          DAP                                  222          229
          Potash                               215          217


                                             Three months ended
                                               September 30,
                                          ----------------------
                                            2000          1999
      Average Sales Price Per Ton:        --------      --------
          Nitrogen                           $ 137        $  85
          DAP                                $ 132        $ 156
          Potash                             $  88        $  87


      NET SALES. Our net sales increased 24% to $120.1 million for the quarter ended September 30, 2000, from $97.0 million for the quarter ended September 30, 1999. This increase is primarily the result of higher nitrogen sales prices and sales volumes partially offset by lower DAP sales prices.

      During the current year quarter, nitrogen sales increased 69% as compared to the prior year quarter. This increase was the result of a 60% increase in nitrogen sales prices and a 6% increase in nitrogen sales volumes. Our ammonia sales prices increased 60% and our ammonia sales volumes increased 25% in the current year quarter as compared to the prior year quarter. Industry production curtailments due to high natural gas prices have reduced world supplies, resulting in higher prices. During the current year quarter, we curtailed production at both our Yazoo City, Mississippi and Donaldsonville, Louisiana ammonia facilities. As a result of these curtailments, our ammonia production was reduced, causing us to purchase ammonia from third parties to meet the increased demand during the quarter. Our ammonium nitrate sales prices increased 18% and our sales volumes increased 24% during the current year quarter as compared to the prior year quarter. During the prior year quarter, ammonium nitrate sales prices and volumes were negatively affected by low-priced Russian imports that have been alleviated by an antidumping settlement. Additional improvement in pricing in the current year quarter was prevented by the presence of low priced imports from Ukraine which replaced Russian material. Urea sales prices increased 65% and sales volumes increased 7% during the current year quarter as compared to the prior year quarter.
Sales prices increased as a result of improved market fundamentals. During the prior year quarter, urea sales prices were near their low point in the cycle. Sales volumes increased primarily as a result of product available from our Faustina, Louisiana, granular urea plant that we purchased in April 2000. Nitrogen solutions sales prices increased 90% and sales volumes decreased 48% during the current year quarter as compared to the prior year quarter. Sales prices increased as a result of the tight supply/demand balance caused by reduced industry inventory levels, concerns about available supply, and strong demand. Sales volumes decreased as a result of lower production at our Yazoo City facility caused by scheduled maintenance shutdowns of our ammonia and urea synthesis plants. In addition, low water levels in the Yazoo River limited our ability to ship by barge, further reducing sales volumes for the quarter.

      During the quarter ended September 30, 2000, our DAP sales decreased 18% as compared to the prior year quarter due to a 16% reduction in sales prices and a 3% reduction in sales volumes. The decline in sales prices is attributable to additional supply in the market from new plants in India and Australia.

      Our potash sales prices and sales volumes did not change significantly during the quarter ended September 30, 2000, as compared to the prior year quarter.

      COST OF PRODUCTS SOLD. Our cost of products sold increased to $122.6 million for the quarter ended September 30, 2000, from $93.4 million for the quarter ended September 30, 1999. As a percentage of net sales, cost of products sold increased to 102% for the quarter ended September 30, 2000, from 96% for the quarter ended September 30, 1999. This increase was primarily the result of higher nitrogen and potash costs per ton and lower DAP sales prices, partially offset by higher nitrogen sales prices and lower DAP costs per ton.

      Our nitrogen costs per ton increased 56% in the current year quarter as compared to the prior year quarter, primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas increased approximately 64% during the current year quarter as compared to the prior year quarter. We also incurred higher maintenance costs in the current year associated with scheduled maintenance shutdowns at our nitrogen facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana. In addition, we had decreased equity earnings in the current year quarter at our joint venture ammonia plant in Trinidad, Farmland MissChem Limited ("Farmland MissChem"), as a result of recording in the prior year a $3.5 million business interruption claim for downtime that occurred in March and April of 1999. Our portion of the earnings from Farmland MissChem was $2.5 million in the current year quarter, as compared to $2.7 million, without the business interruption claim, in the prior year quarter.

      During the current year quarter, our DAP costs per ton decreased 4% as compared to the prior year quarter, primarily the result of lower raw material costs for phosphate rock mostly offset by higher costs for ammonia. Phosphate rock costs decreased due to the pricing formula in our phosphate rock supply contract that is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of our phosphate operations.

      Our potash costs per ton increased 15% in the current year quarter as compared to the prior year quarter. This increase was primarily the result of higher per-ton beginning inventory values and high per-ton production costs during the first two months of the current year quarter. In September of the current year quarter, improved ore grade at the West mine resulted in lower per-ton production costs offsetting some of the high cost experienced in the first two months. Higher natural gas prices paid during the current year quarter as compared to the prior year quarter, as well as increased turnaround costs expensed during the current year quarter, were offset by lower spending levels in other cost areas.

      SELLING, GENERAL AND ADMINISTRATIVE. Our selling, general and administrative expenses increased to $8.8 million at September 30, 2000, from $8.6 million at September 30, 1999. This increase was primarily the result of incurring approximately $787,000 in costs in the current year quarter related to an early retirement program completed in September 2000. These higher costs were partially offset by lower labor costs in the current year quarter due to the effects of reductions in workforce. As a percentage of net sales, selling, general and administrative expenses decreased to 7% at September 30, 2000, from 9% at September 30, 1999. Excluding the early retirement costs, our selling, general and administrative expenses decreased approximately 7% in the current year quarter as compared to the prior year quarter.

      OTHER OPERATING EXPENSES. Our other operating expenses increased to $3.4 million at September 30, 2000, from $2.5 million at September 30, 1999, as a result of higher idle plant costs at our nitrogen facilities in the current year quarter. Portions of our ammonia and nitric acid production capacities were idled for various periods during the current year quarter primarily due to the unfavorable relationship between product prices and natural gas prices as well as miscellaneous mechanical problems. During the prior year quarter, our Donaldsonville, Louisiana, facility had idle plant costs due to our No. 2 ammonia plant being idled in August and September of 1999. We also idled granular urea production at our Faustina, Louisiana, facility for the majority of the current year quarter due to IMC-Agrico's ammonia plant being down.
Since the Faustina facility requires carbon dioxide from IMC-Agrico's ammonia process to produce urea, we are unable to operate the Faustina facility when there is no ammonia production at the IMC-Agrico facility.

      OPERATING LOSS. As a result of the above factors, we incurred an operating loss of $14.7 million for the quarter ended September 30, 2000, as compared to operating loss of $7.6 million for the quarter ended September 30, 1999.

      INTEREST. For the quarter ended September 30, 2000, our net interest expense increased to $7.2 million from $6.0 million for the quarter ended September 30, 1999. This increase was primarily the result of higher average interest rates during the current year quarter.

      OTHER INCOME. For the quarter ended September 30, 2000, other income increased to $1.5 million from $635,000 for the quarter ended September 30, 1999. This increase was primarily the result of gains on the sale of assets during the current year quarter.

      INCOME TAX BENEFIT. For the quarter ended September 30, 2000, our income tax benefit was $8.2 million, as compared to an income tax benefit of $7.4 million for the quarter ended September 30, 1999. These income tax benefits are the result of our net losses. For the three months ended September 30, 1999, we also recorded a one-time benefit in the amount of $2.0 million related to settlement agreements made with the Internal Revenue Service for fiscal years 1994, 1995 and 1996.

      NET LOSS. As a result of the foregoing, we incurred a net loss of $12.2 million for the quarter ended September 30, 2000, as compared to a net loss of $5.6 million for the quarter ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, we had cash and cash equivalents of $2.0 million, compared to $2.2 million at June 30, 2000, a decrease of approximately $200,000.

      OPERATING ACTIVITIES. For the three months ended September 30, 2000, our net cash provided by operating activities was $10.3 million compared to net cash used in operating activities of $14.6 million for the three months ended September 30, 1999. Current year cash provided by operating activities includes a $22.0 million reduction in receivables as a result of collecting, in the quarter ended September 30, 2000, receivables related to our heavy spring season.

      INVESTING ACTIVITIES. Our net cash used in investing activities was $1.8 million for the three months ended September 30, 2000, compared to net cash provided by investing activities of $196,000 for the three months ended September 30, 1999. During the current year three-month period, our capital expenditures were $4.5 million compared to $4.6 million during the prior year three-month period. Our current year expenditures were for normal improvements and modifications to our facilities.

      FINANCING ACTIVITIES. Our net cash used in financing activities was $8.6 million for the three months ended September 30, 2000, compared to net cash provided by financing activities of $14.5 million for the three months ended September 30, 1999. During the current year three-month period, the amounts used in financing activities included $96.3 million in debt payments and $784,000 in cash dividends. These payments were partially offset by debt proceeds of $88.5 million. During the prior year three-month period, the amounts provided by financing activities included $108.9 million in debt proceeds partially offset by $91.8 million in debt payments and $2.6 million in cash dividends.

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

      We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $200.0 million. This Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. At September 30, 2000, we had a letter of credit outstanding in the amount of $7.3 million that lowers our availability under the Facility, and we had borrowings outstanding in the amount of $108.4 million. We had $72.5 million available under the Facility at September 30, 2000. The facility contains covenants that prohibit us from exceeding a threshold ratio of debt to total capital and requires us to maintain a minimum level of tangible net worth. In addition, we have covenants that require minimum levels of interest coverage. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation. Quarterly cash dividends are permitted based on a certain ratio of earnings before interest, taxes, depreciation, and amortization to interest. However, our Board of Directors did not authorize a dividend for our first quarter of fiscal 2001. The facility also prohibits the repurchase of our outstanding shares, and establishes maximum levels of capital expenditures by year. The Facility lenders have security interests in substantially all of our assets, as allowed by the Indenture governing the Senior Notes.

      Based on our natural gas prices as of the date of this filing, we believe that our existing cash, cash generated from operations, available credit facilities, and cash realized from property held for sale will be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2001. There has been unprecedented volatility in natural gas prices in recent months with our costs increasing 64% in the first quarter of the current fiscal year over the prior fiscal year first quarter. Additional increases in natural gas prices could have a material adverse impact on our liquidity. We estimate our capital expenditure requirements for the remainder of fiscal 2001 to be approximately $18.0 million, which includes normal improvements and modifications to our facilities that will be funded with cash generated from operations and borrowings under our credit facilities.


FORWARD-LOOKING STATEMENTS

      Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements." Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas market, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather, and changes in agricultural production methods,
(iv) possible unscheduled plant outages and other operating difficulties,
(v) price competition and capacity expansions and reductions from both domestic and international competitors, (vi) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (vii) the relative unpredictability of international and local economic conditions, (viii) the relative value of the U.S. dollar, (ix) environmental regulations, and (x) other important factors affecting the fertilizer industry and us as detailed under "Outlook and Uncertainties" and elsewhere in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.


Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

     We are exposed to market risk, including changes in natural gas prices and interest rates. To manage our natural gas price risks, we enter into derivative transactions. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and product prices. For more information about how we manage specific risk exposures, see Note 12 - Hedging Activities, and Note 5 - Credit Agreements and Long-Term Debt, in our Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

     We use natural gas futures contracts to reduce the impact of changes in natural gas prices. We prepared a sensitivity analysis to estimate our market risk exposure arising from these instruments. The fair value of open contracts was calculated by valuing each position using September 30, 2000 quoted market prices. Market risk is the potential loss in fair value as a result of a 10% adverse change in market prices. We estimate that such an adverse change in prices would have reduced the fair value of open contracts by $2.5 million at September 30, 2000.

     The estimated fair value for our Senior Notes was computed using current market quotes for securities similar to our Senior Notes. The estimated fair value for our industrial revenue bonds was computed using the effective yield on state and local bonds. At September 30, 2000, we believe that the fair value of our Senior Notes had decreased slightly from June 30, 2000, due to market quotes for similar securities. At September 30, 2000, we believe the fair value of our industrial revenue bonds had not significantly changed from June 30, 2000.


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


                                    MISSISSIPPI CHEMICAL CORPORATION



Date: November 8, 2000              /s/ Timothy A. Dawson
      ----------------              --------------------------------
                                    Timothy A. Dawson
                                    Senior Vice President and Chief Financial
                                    Officer



Date: November 8, 2000              /s/ Rosalyn B. Glascoe
      ----------------              --------------------------------
                                    Rosalyn B. Glascoe
                                    Corporate Secretary