Form 10-Q
period 2000-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2001-02-02
CIK 66895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                     For Quarter Ended December 31, 2000


                                      OR


            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                     For Quarter Ended December 31, 2000
                       Commission File Number 001-12217


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

          The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000.

            Class                               Number of Shares
            -----                               ----------------
            Common Stock, $0.01 par value             26,131,917

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX


                                                                          Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Consolidated Statements of Income                             3
                    Three months ended December 31, 2000 and 1999, and Six months ended December 31, 2000 and 1999

               Consolidated Balance Sheets                               4 - 5
                    December 31, 2000 and June 30, 2000

               Consolidated Statements of Shareholders' Equity               6
                    Fiscal Year Ended June 30, 2000
                    and Six months ended December 31, 2000

               Consolidated Statements of Cash Flows                         7
                    Six months ended December 31, 2000 and 1999

               Notes to Consolidated Financial Statements               8 - 16

     Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition                      17 - 24

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk                                                   25

PART II.       OTHER INFORMATION:

      Item 4.  Submission of Matters to a Vote of Security Holders          26

      Item 6.  Exhibits and Reports on Form 8-K                             26

      Signatures                                                            26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                             Three months ended        Six months ended
                                 December 31,            December 31,
                            --------------------     --------------------
                              2000        1999         2000         1999
                            --------    --------     --------    --------
                                (In thousands, except per share data)
Revenues:
  Net sales                 $136,314    $107,312     $256,368    $204,310

Operating expenses:
  Cost of products sold      135,118     109,579      257,680     203,024
  Selling, general and
    administrative             7,264       8,246       16,036      16,858
  Other                        2,945          86        6,382       2,626
                            --------    --------     --------    --------
                             145,327     117,911      280,098     222,508
                            --------    --------     --------    --------
Operating loss                (9,013)    (10,599)     (23,730)    (18,198)

Other (expense) income:
  Interest, net               (7,111)     (6,629)     (14,269)    (12,656)
  Other                          922         646        2,380       1,281
                            --------    --------     --------    --------
Loss before income taxes     (15,202)    (16,582)     (35,619)    (29,573)

Income tax benefit            (5,991)     (6,573)     (14,162)    (14,012)
                            --------    --------     --------    --------
Net loss                    $ (9,211)   $(10,009)    $(21,457)   $(15,561)
                            ========    ========     ========    ========

Loss per share - basic and
   diluted (see Note 2)     $ (0.35)    $ (0.38)     $ (0.82)    $ (0.60)
                             =======     =======      =======     =======


[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                       MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS


                                            December 31,         June 30,
                                               2000                2000
                                            ------------        ---------
                                        (In thousands, except per share data)
Current assets:
  Cash and cash equivalents                    $   2,278        $   2,190
  Accounts receivable, net                        50,510           62,080

  Inventories:
    Finished products                             56,113           28,015
    Raw materials and supplies                     7,786            7,180
    Replacement parts                             36,221           37,322
                                               ---------        ---------
          Total inventories                      100,120           72,517

  Income tax receivable                            3,635           10,080
  Insurance receivable                              -               3,094
  Prepaid expenses and other current assets        6,519            9,526
  Deferred income taxes                             -                 922
                                               ---------        ---------
          Total current assets                   163,062          160,409

Investments in affiliates                         93,855           89,508

Other assets                                       8,648           11,888

Property, plant and equipment, at cost           844,096          846,868
  less accumulated depreciation, depletion
  and amortization                              (416,597)        (401,014)
                                               ---------        ---------
          Net property, plant and equipment      427,499          445,854

Goodwill, net of accumulated amortization        164,888          167,179
                                               ---------        ---------
                                               $ 857,952        $ 874,838
                                               =========        =========



[FN]
The accompanying notes are an integral part of these consolidated financial statements.



                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                            December 31,          June 30,
                                                2000                2000
                                            ------------         ---------
                                        (In thousands, except per share data)
Current liabilities:
  Accounts payable                              $ 69,784          $ 54,661
  Accrued liabilities                              8,955            10,893
  Deferred income taxes                            3,037              -
                                                --------          --------
          Total current liabilities               81,776            65,554

Long-term debt                                   325,524           330,307

Other long-term liabilities and
  deferred credits                                10,688             9,995

Deferred income taxes                             59,373            73,235

Shareholders' equity:
  Common stock ($.01 par; authorized 100,000
    shares; issued 27,976)                           280               280
  Additional paid-in capital                     305,901           305,901
  Retained earnings                               92,755           114,996
  Accumulated other comprehensive income          11,234             4,149
  Treasury stock, at cost (1,844 shares)         (29,579)          (29,579)
                                                --------          --------
                                                 380,591           395,747
                                                --------          --------
                                                $857,952          $874,838
                                                ========          ========


[FN]

The accompanying notes are an integral part of these consolidated financial statements.

                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               DECEMBER 31, 2000
                                  (Unaudited)

                                                 Accumulated
                            Additional              Other
                     Common  Paid-In   Retained Comprehensive Treasury
                     Stock   Capital   Earnings     Income     Stock    Total
                    -------  --------  -------- ------------- -------- --------
(In thousands, except per share data)
Balances,
  July 1, 1999      $   280  $305,901  $143,626    $ 1,857   $(29,579) $422,085
    Comprehensive
      loss:
        Net loss        -        -      (23,664)      -          -      (23,664)

    Net unrealized
      gain on
      hedges, net
      of tax            -        -         -         2,292       -        2,292
                    -------  --------  --------    -------   --------  --------
      Comprehensive
        loss            -        -      (23,664)     2,292       -      (21,372)

    Cash dividends
      paid ($0.19
      per share)        -        -       (4,966)      -          -       (4,966)
                    -------  --------  --------    -------   --------  --------

Balances,
  June 30, 2000         280   305,901   114,996      4,149    (29,579)  395,747
    Comprehensive
      loss:
        Net loss        -        -      (21,457)      -          -      (21,457)
        Net unrealized
          gain on
          hedges, net
          of tax        -        -         -         7,085       -        7,085
                    -------  --------  --------  ---------  ---------  --------
     Comprehensive
       loss             -        -      (21,457)     7,085       -      (14,372)

     Cash dividends
       paid ($0.03
       per share)       -        -         (784)      -          -         (784)
                    -------  --------  --------   --------  ---------  --------

Balances,
  December 31, 2000 $   280  $305,901  $ 92,755   $ 11,234   $(29,579) $380,591
                    =======  ========  ========   ========   ========  ========



[FN]

The accompanying notes are an integral part of these consolidated financial statements.



                        MISSISSIPPI CHEMICAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               Six months ended December 31,
                                                  2000              1999
                                               ----------         ---------
                                                     (In thousands)
Cash flows from operating activities:
  Net loss                                      $(21,457)         $(15,561)
  Reconciliation of net loss to net cash
    provided by (used in) operating
    activities:
      Net change in operating assets and
        liabilities                                2,643           (31,051)
      Depreciation, depletion and
        amortization                              23,702            23,358
      Deferred gain on futures contracts,
        net of tax                                11,234              -
      Deferred income taxes                       (7,422)           (5,544)
      Equity earnings in unconsolidated
        affiliates                                (5,277)           (8,184)
      Other                                          (76)             (442)
                                                --------          --------
Net cash provided by (used in)
  operating activities                             3,347           (37,424)
                                                --------          --------
Cash flows from investing activities:
  Purchases of property, plant and equipment     (10,997)           (9,188)
  Proceeds from sale of assets                    12,581                87
  Other                                              750             6,809
                                                --------          --------
Net cash provided by (used in)
  investing activities                             2,334            (2,292)
                                                --------          --------
Cash flows from financing activities:
  Debt proceeds                                  198,342           212,400
  Debt payments                                 (203,151)         (169,200)
  Cash dividends paid                               (784)           (3,398)
                                                --------          --------
Net cash (used in) provided by
  financing activities                            (5,593)           39,802
                                                --------          --------
Net increase in cash and cash equivalents             88                86

Cash and cash equivalents -
  beginning of period                              2,190             1,648
                                                --------          --------
Cash and cash equivalents - end of period       $  2,278          $  1,734
                                                ========          ========

[FN]

The accompanying notes are an integral part of these consolidated financial statements.


                       MISSISSIPPI CHEMICAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation, its subsidiaries and affiliates. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and the six-month periods ended December 31, 2000 and 1999, our financial position at December 31, 2000 and June 30, 2000, our consolidated statements of shareholders' equity for the six months ended December 31, 2000 and the year ended June 30, 2000, and our cash flows for the six months ended December 31, 2000 and 1999. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

     Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2000 annual report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2000, audited financial statements.

     Our business is seasonal; therefore, the results of operations for the periods ended December 31, 2000, are not necessarily indicative of the operating results for the full fiscal year.


NOTE 2 - EARNINGS PER SHARE

     The number of shares used in our basic and diluted earnings per share computation are as follows:

                                     Three months ended     Six months ended
                                        December 31,          December 31,
                                    -------------------    -------------------
                                      2000       1999        2000        1999
                                    --------   --------    --------   --------
                                                  (In thousands)
Weighted average common shares
  outstanding, net of treasury
  shares, for basic earnings
  per share                           26,132     26,132      26,132    26,132
Common stock equivalents for
  employee stock options                -          -           -         -
                                      ------     ------      ------    ------
Weighted average common shares
  outstanding for diluted
  earnings per share                  26,132     26,132      26,132    26,132
                                      ======     ======      ======    ======


      Options outstanding were not included in our computations of diluted earnings per share for the three-month or six-month periods ended December 31, 2000 and 1999, because they were antidilutive.

NOTE 3 - SEGMENT INFORMATION

      Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three-month and six-month periods ended December 31, 2000 and 1999. The Other caption includes corporate and consolidating eliminations.


                                 Three months ended December 31, 2000
------------------------------------------------------------------------------
(In thousands)             Nitrogen    Phosphate   Potash    Other     Total
------------------------------------------------------------------------------
Net sales - external
  customers                 $ 98,222    $ 22,862  $ 15,230  $   -     $136,314
Net sales - intersegment       7,111          17      -       (7,128)     -
Operating (loss) income       (6,236)     (3,893)      180       936    (9,013)
Depreciation, depletion
  and amortization             7,719       1,350     1,682       913    11,664
Capital expenditures           3,797       1,556     1,121        28     6,502


                                    Three months ended December 31, 1999
--------------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphate   Potash     Other      Total
--------------------------------------------------------------------------------
Net sales - external
  customers                 $ 65,557    $ 19,578  $ 22,177   $  -     $107,312
Net sales - intersegment       3,079          29      -       (3,108)     -
Operating (loss) income       (8,847)     (2,161)      822      (413)  (10,599)
Depreciation, depletion
  and amortization             7,666       1,526     1,549       968    11,709
Capital expenditures           3,456         642       427        59     4,584


                                    Six months ended December 31, 2000
-------------------------------------------------------------------------------
(In thousands)              Nitrogen   Phosphate  Potash    Other       Total
-------------------------------------------------------------------------------
Net sales - external
  customers                 $169,548    $ 52,685  $ 34,135  $   -     $256,368
Net sales - intersegment      14,681          32      -      (14,713)     -
Operating (loss) income      (16,099)     (5,800)   (2,245)      414  (23,730)
Depreciation, depletion
  and amortization            15,666       2,855     3,289     1,892   23,702
Capital expenditures           5,674       1,849     3,441        33   10,997


                                      Six months ended December 31, 1999
--------------------------------------------------------------------------------
(In thousands)               Nitrogen  Phosphate   Potash    Other       Total
--------------------------------------------------------------------------------
Net sales - external
  customers                 $107,833    $ 55,361  $ 41,116  $   -      $204,310
Net sales - intersegment       8,787          45      -       (8,832)      -
Operating (loss) income      (18,058)        146       867    (1,153)  (18,198)
Depreciation, depletion
  and amortization            15,359       3,026     3,068     1,905    23,358
Capital expenditures           4,877       1,506     2,355       450     9,188


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

      On July 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of comprehensive income that relate to us are net income or loss and unrealized gains or losses on our natural gas futures contracts, and, as permitted under the provisions of SFAS No. 130, are presented in the Consolidated Statements of Shareholders' Equity. The changes in the components of accumulated other comprehensive income during the six months ended December 31, 2000, are included below.

      In December 2000, we liquidated our natural gas futures contracts earlier than normal. Pursuant to hedge accounting rules, the gain on the sale of these contracts has been deferred and recorded as a component of accumulated other comprehensive income, net of taxes. This gain will be recognized in future periods, primarily the third fiscal quarter, based on the months for which the contracts were purchased and the amount of gas actually bought in those months.

                                                        Tax
                                        Before-Tax   (Expense)  Net-of-Tax
                                          Amount      Benefit     Amount
                                        ----------------------------------
Net unrealized gain on natural
  gas futures contracts:
     Balances, June 30, 2000            $  6,631    $ (2,482)   $  4,149

        Net unrealized gain arising
          during period                   24,168      (9,067)     15,101
        Less:  reclassification
                 adjustment for net
                 gains realized in
                 net income              (12,825)      4,809      (8,016)
                                        --------     -------     -------
                   Net unrealized gain    11,343      (4,258)      7,085
                                        --------    --------     -------
     Balances, December 31, 2000        $ 17,974    $ (6,740)    $11,234
                                        ========    ========     =======


NOTE 5 - GUARANTOR SUBSIDIARIES

      Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor
Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for December 31, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor
Subsidiaries.



                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                     Three months ended December 31, 2000
--------------------------------------------------------------------------------
                  Parent     Guarantor  Non-Guarantor
(In thousands)    Company   Subsidiaries Subsidiaries Eliminations  Consolidated
--------------------------------------------------------------------------------
Revenues:
  Net sales       $  -        $44,376      $113,224       $(21,286)   $136,314

Operating expenses:
  Cost of products
    sold             -         47,747       110,611        (23,240)    135,118
  Selling, general
    and admini-
    strative         (949)      1,490         6,723           -          7,264
  Other              -          1,083         1,862           -          2,945
                  -------     -------      --------       --------    --------
                     (949)     50,320       119,196        (23,240)    145,327
                  -------     -------      --------       --------    --------
Operating
  income (loss)       949      (5,944)       (5,972)         1,954      (9,013)

Other (expense)
  income:
    Interest, net  (7,607)     (3,723)        4,219           -         (7,111)
    Other          (3,014)      1,883            98          1,955         922
                  -------     -------      --------       --------    --------
Loss before
  income taxes     (9,672)     (7,784)       (1,655)         3,909     (15,202)

Income tax
  benefit            (461)       (185)       (5,315)           (30)     (5,991)
                  -------     -------      --------       --------    --------
Net (loss) income $(9,211)    $(7,599)     $  3,660       $  3,939    $ (9,211)
                  =======     =======      ========       ========    ========



                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                    Three months ended December 31, 1999
--------------------------------------------------------------------------------
                     Parent   Guarantor   Non-Guarantor
(In thousands)       Company Subsidiaries Subsidiaries Eliminations Consolidated
--------------------------------------------------------------------------------
Revenues:
  Net sales          $    -       $ 34,223    $108,328    $(35,239)  $107,312

Operating expenses:
  Cost of products sold   -         40,183      98,178     (28,782)   109,579
  Selling, general and
    administrative         530         903       6,813      -           8,246
  Other                   -           -             86      -              86
                      --------   ---------    --------   ---------  ---------
                           530      41,086     105,077     (28,782)   117,911
                      --------    --------    --------   ---------  ---------
Operating (loss)
  income                  (530)     (6,863)      3,251      (6,457)   (10,599)

Other (expense)
  income:
    Interest, net       (6,039)     (2,823)      2,233        -        (6,629)
    Other               (1,812)      2,568         518        (628)       646
                      --------    --------    --------   ---------  ---------
(Loss) income
  before income
  taxes                 (8,381)     (7,118)      6,002      (7,085)   (16,582)

Income tax expense
  (benefit)              1,628         458      (6,583)     (2,076)    (6,573)
                      --------    --------    --------    --------  ---------
Net (loss) income     $(10,009)   $ (7,576)   $ 12,585    $ (5,009) $ (10,009)
                      ========    ========    ========    ========  =========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                    Six months ended December 31, 2000
-------------------------------------------------------------------------------
                  Parent   Guarantor    Non-Guarantor
(In thousands)    Company Subsidiaries  Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales      $   -       $ 78,259      $258,037       $(79,928)   $256,368

Operating expenses:
  Cost of products
    sold             -         88,884       251,154        (82,358)    257,680
  Selling, general
    and admini-
    strative         (436)      2,963        13,509           -         16,036
  Other              -          2,683         3,699           -          6,382
                  -------    --------     ---------      ---------   ---------
                     (436)     94,530       268,362        (82,358)    280,098
                  -------    --------     ---------      ---------   ---------

Operating income
  (loss)              436     (16,271)      (10,325)         2,430     (23,730)

Other (expense)
  income:
    Interest,
      net         (15,181)     (7,211)        8,123           -        (14,269)
    Other          (8,116)      5,032           306          5,158       2,380
                 --------    --------     ---------      ---------   ---------
Loss before
  income taxes    (22,861)    (18,450)       (1,896)         7,588     (35,619)

Income tax
  benefit          (1,404)     (2,245)       (9,849)          (664)    (14,162)
                 --------    --------      --------       --------    --------
Net (loss)
  income         $(21,457)   $(16,205)     $  7,953       $  8,252    $(21,457)
                 ========    ========      ========       ========    ========



                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                 Six months ended December 31, 1999
-------------------------------------------------------------------------------
                  Parent   Guarantor    Non-Guarantor
(In thousands)    Company  Subsidiaries Subsidiaries Eliminations  Consolidated
-------------------------------------------------------------------------------
Revenues:
  Net sales       $  -       $ 63,958      $206,544       $(66,192)   $204,310

Operating expenses:
  Cost of products
    sold             -         75,923       194,545        (67,444)    203,024
  Selling, general
    and admini-
    strative        1,132       1,962        13,764           -         16,858
  Other              -           -            2,626           -          2,626
                 --------    --------     ---------      ---------   ---------
                    1,132      77,885       210,935        (67,444)    222,508
                 --------    --------     ---------      ---------   ---------

Operating loss     (1,132)    (13,927)       (4,391)         1,252     (18,198)

Other (expense)
  income:
    Interest, net (11,936)     (5,457)        4,737           -        (12,656)
    Other          (1,557)       (652)          817          2,673       1,281
                 --------   ---------     ---------      ---------   ---------
(Loss) income before
  income taxes    (14,625)    (20,036)        1,163          3,925     (29,573)

Income tax expense
  (benefit)           936      (4,451)       (8,421)        (2,076)    (14,012)
                 --------    --------      --------       --------    --------
Net (loss)
  income         $(15,561)   $(15,585)     $  9,584       $  6,001    $(15,561)
                 ========    ========      ========       ========    ========




                     CONDENSED CONSOLIDATING BALANCE SHEET

                                       December 31, 2000
-------------------------------------------------------------------------------
                  Parent   Guarantor    Non-Guarantor
(In thousands)    Company Subsidiaries  Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents   $ 2,202    $     17      $     59    $     -       $   2,278
  Receivables,
    net             4,020      15,938        87,236       (53,049)      54,145
  Inventories        -         17,961        80,154         2,005      100,120
  Prepaid expenses
    and other
    current assets  3,201       1,410         9,352        (7,444)       6,519
                  -------    --------      --------    ----------    ---------
      Total current
        assets      9,423      35,326       176,801       (58,488)     163,062

Investments in
  affiliates      688,747     354,865        77,613    (1,027,370)      93,855
Other assets      148,031        -          268,366      (407,749)       8,648
PP&E, net           9,945     144,011       273,543          -         427,499
Goodwill, net        -           -          164,888          -         164,888
                 --------    --------      --------   -----------     --------
      Total
        assets   $856,146    $534,202      $961,211   $(1,493,607)    $857,952
                 ========    ========      ========   ===========     ========


Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Accounts
    payable      $ 35,792   $  10,885     $  86,999   $   (63,892)   $  69,784
  Accrued
    liabilities     6,535       2,642         4,691        (4,913)       8,955
  Other current
    liabilities     5,569        -             -           (2,532)       3,037
                 --------   ---------     ---------   -----------    ---------
  Total current
    liabilities    47,896      13,527        91,690       (71,337)      81,776

Long-term debt    425,932     152,804       129,513      (382,725)     325,524
Other long-term
  liabilities
  and deferred
  credits           1,727      32,909        60,515       (25,090)      70,061

Shareholders' equity:
  Common stock        280           1        58,941       (58,942)         280
  Additional
    paid-in
    capital       305,901     324,715       543,649      (868,364)     305,901
  Retained
    earnings       92,755      10,246        76,903       (87,149)      92,755
  Accumulated other
    comprehensive
    income         11,234        -             -             -          11,234
  Treasury stock,
    at cost       (29,579)       -             -             -         (29,579)
                 --------    --------      --------   -----------     --------
  Total share-
    holders'
    equity        380,591     334,962       679,493    (1,014,455)     380,591
                 --------    --------      --------   -----------     --------
Total liabil-
  ities and
  shareholders'
  equity         $856,146    $534,202      $961,211   $(1,493,607)    $857,952
                 ========    ========      ========   ===========     ========




                     CONDENSED CONSOLIDATING BALANCE SHEET

                                          June 30, 2000
-------------------------------------------------------------------------------
                   Parent    Guarantor  Non-Guarantor
(In thousands)     Company Subsidiaries Subsidiaries Eliminations  Consolidated
-------------------------------------------------------------------------------
Current assets:
  Cash and cash
    equivalents   $ 2,085     $     17    $      88   $     -        $   2,190
  Receivables, net  1,556       11,139       93,407      (30,848)       75,254
  Inventories        -          22,858       50,056         (397)       72,517
  Prepaid expenses
    and other
    current
    assets          6,622        1,321        6,360       (3,855)       10,448
                  -------     --------    ---------   ----------     ---------
  Total current
    assets         10,263       35,335      149,911      (35,100)      160,409

Investments in
  affiliates      700,062      350,635       72,776   (1,033,965)       89,508
Other assets      134,530            5      252,267     (374,914)       11,888
PP&E, net          12,296      148,828      284,730         -          445,854
Goodwill, net        -            -         167,179         -          167,179
                 --------     --------     --------   -----------     --------
    Total assets $857,151     $534,803     $926,863   $(1,443,979)    $874,838
                 ========     ========     ========   ===========     ========


Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
Current
  liabilities:
    Accounts
      payable    $ 23,195     $ 11,404     $ 58,375   $   (38,313)    $ 54,661
    Accrued
      liabilities   7,254        3,028        5,879        (5,268)      10,893
                 --------     --------     --------   -----------     --------
  Total current
    liabilities    30,449       14,432       64,254       (43,581)      65,554

Long-term debt    429,846      137,937      127,553      (365,029)     330,307
Other long-term
  liabilities
  and deferred
  credits           1,109       31,266       62,079       (11,224)      83,230

Shareholders'
  equity:
    Common stock      280            1       58,941       (58,942)         280
    Additional
      paid-in
      capital     305,901      324,715      545,069      (869,784)     305,901
    Retained
      earnings    114,996       26,452       68,967       (95,419)     114,996
    Accumulated
      other com-
      prehensive
      income        4,149         -            -             -           4,149
    Treasury stock,
      at cost     (29,579)        -            -             -         (29,579)
                 --------    ---------    ---------   -----------    ---------
  Total share-
    holders'
    equity        395,747      351,168      672,977    (1,024,145)     395,747
                 --------    ---------    ---------   -----------    ---------
     Total lia-
       bilities
       and share-
       holders'
       equity    $857,151    $ 534,803    $ 926,863   $(1,443,979)   $ 874,838
                 ========    =========    =========   ===========    =========



                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                   Six months ended December 31, 2000
--------------------------------------------------------------------------------
                  Parent    Guarantor    Non-Guarantor
(In thousands)    Company  Subsidiaries  Subsidiaries  Eliminations Consolidated
--------------------------------------------------------------------------------
Cash flows from
  operating
  activities:
    Net (loss)
      income     $(21,457)   $(16,205)     $  7,953       $  8,252   $ (21,457)
    Reconcilia-
      tion of net
      (loss)income
      to net cash
      provided by
      (used in)
      operating
      activities:
        Net change
          in opera-
          ting
          assets
          and
          liabi-
          lities   11,112      (1,089)      (1,355)        (6,025)       2,643
        Deprecia-
          tion,
          depletion
          and
          amortiza-
          tion      1,891       6,436       15,375           -          23,702
        Deferred
          gain on
          futures
          contracts,
          net of
          tax      11,234        -            -              -          11,234
        Equity
          earnings
          in uncon-
          solidated
          affi-
          liates    9,698      (4,973)      (4,844)        (5,158)      (5,277)
      Deferred
        income
        taxes and
        other     (11,110)      1,771       (1,090)         2,931       (7,498)
                 --------    --------     --------       --------    ---------
Net cash provided
  by (used in)
  operating
  activities        1,368     (14,060)      16,039           -           3,347
                 --------    --------     --------       --------    ---------
Cash flows from
  investing
  activities:
    Purchases of
      property,
      plant and
      equipment       (33)     (1,549)      (9,415)          -        (10,997)
    Proceeds from
      sale of
      assets        4,733        -           7,848           -         12,581
    Other            -            742            8           -            750
                 --------   ---------    ---------      ---------    --------
Net cash provided
  by (used in)
  investing
  activities        4,700        (807)      (1,559)          -          2,334
                 --------  ----------    ---------      ---------    --------
Cash flows from
  financing
  activities:
    Debt
      proceeds    198,342        -            -              -        198,342
    Debt
      payments   (203,151)       -            -              -       (203,151)
    Cash dividends
      paid           (784)       -            -              -           (784)
  Net change in
    affiliate
    notes            (358)     14,867      (14,509)          -           -
                 --------  ----------    ---------      ---------   ---------
Net cash
  (used in)
  provided by
  financing
  activities       (5,951)     14,867      (14,509)          -         (5,593)
                 --------  ----------    ---------      ---------   ---------
Net increase
  (decrease) in
  cash and cash
  equivalents         117       -              (29)          -             88

Cash and cash
  equivalents -
  beginning of
  period            2,085          17           88           -          2,190
                 --------  ----------    ---------      ---------   ---------
Cash and cash
  equivalents -
  end of period  $  2,202  $       17    $      59      $    -      $   2,278
                 ========  ==========    =========      =========   =========



                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                 Six months ended December 31, 1999
-----------------------------------------------------------------------------
                 Parent    Guarantor  Non-Guarantor
(In thousands)   Company Subsidiaries Subsidiaries  Eliminations Consolidated
-----------------------------------------------------------------------------
Cash flows from
  operating
  activities:
    Net (loss)
      income    $ (15,561)  $ (15,585)  $   9,584    $   6,001     $ (15,561)
    Reconcilia-
      tion of
      net (loss)
      income to
      net cash
      used in
      operating
      activities:
        Net
          change
          in
          operating
          assets
          and lia-
          bilities  10,511     (1,805)     (40,191)        434       (31,051)
        Depreciation,
          depletion
          and amort-
          ization    1,515      6,027       15,421         395        23,358
        Equity
          earnings
          in uncon-
          solidated
          affi-
          liates    (7,237)     1,719       (8,869)      6,203        (8,184)
        Deferred
          income
          taxes
          and
          other     (2,678)     8,854          871     (13,033)       (5,986)
                  --------   --------     --------    --------     ---------
Net cash used in
  operating
  activities       (13,450)      (790)     (23,184)       -          (37,424)
                  --------   --------     --------    --------     ---------
Cash flows from
  investing
  activities:
    Purchases of
      property,
      plant and
      equipment       (450)    (1,827)      (6,911)       -           (9,188)
    Other               13          5        6,878        -            6,896
                  --------   --------     --------    --------     ---------
Net cash used in
  investing
  activities          (437)    (1,822)         (33)       -           (2,292)
                  --------   --------     --------    --------     ---------
Cash flows from
  financing
  activities:
    Debt proceeds  212,400       -            -           -          212,400
    Debt payments (169,200)      -            -           -         (169,200)
    Cash
      dividends
      paid          (3,398)      -            -           -           (3,398)
    Net change in
      affiliate
      notes        (26,025)     2,613       23,412        -             -
                 ---------   --------    ---------    ---------    ---------
Net cash provided
  by financing
  activities        13,777      2,613       23,412        -           39,802
                 ---------   --------    ---------    ---------    ---------
Net (decrease)
  increase in
  cash and cash
  equivalents         (110)         1          195        -               86

Cash and cash
  equivalents -
  beginning of
  period               244         21        1,383        -            1,648
                 ---------   --------    ---------    ---------    ---------
Cash and cash
  equivalents -
  end of period  $     134   $     22    $   1,578    $   -        $   1,734
                 =========   ========    =========    =========    =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industrial users for use primarily in the southern and western regions of the United States. The following is management's discussion and analysis of the financial condition and results of operations, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2000.

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

     For the quarter ended December 31, 2000, we incurred a net loss of $9.2 million (or $0.35 per diluted share) compared to a net loss of $10.0 million (or $0.38 per diluted share) for the same quarter during the prior year. Net sales increased to $136.3 million for the quarter ended December 31, 2000, from $107.3 million for the quarter ended December 31, 1999. We incurred an operating loss of $9.0 million for the quarter ended December 31, 2000, compared to an operating loss of $10.6 million for the quarter ended
December 31, 1999. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended December 31, 2000, were $3.6 million compared to $1.8 million for the quarter ended December 31, 1999.


NITROGEN

     The operating performance of our nitrogen business unit for the quarter ended December 31, 2000, was significantly impacted by a 67% increase in the average price of natural gas at our domestic production facilities compared to the prior year quarter ended December 31, 1999. Our corporate average natural gas price increased 69% during the current year quarter as compared to the prior year quarter. Natural gas is the primary raw material in the production of ammonia, which is our base nitrogen product used in the production of our other nitrogen products (urea, ammonium nitrate, nitrogen solutions and nitric acid). Extraordinarily high natural gas prices caused industry-wide production curtailments during calendar 2000, which, in turn, have tightened the availability of world supplies. As a result of improved global fundamentals and these production curtailments, our average sales prices increased 62% in the current year quarter as compared to the prior year quarter.

     During the quarter ended December 31, 2000, our nitrogen costs per ton increased 50% as compared to the prior year quarter primarily as a result of higher natural gas prices. In addition, we had higher per-ton fixed costs as a result of reduced operating rates, higher maintenance costs associated with a scheduled maintenance shutdown at our nitrogen facility in Donaldsonville, Louisiana, as well as additional costs related to third party purchases of ammonia.

     During the current year quarter, other operating expenses included idle plant costs at our nitrogen facilities at Yazoo City, Mississippi, and Donaldsonville, Louisiana, of approximately $2.9 million. Portions of our ammonia and nitric acid production capacities were idled for various periods during the current year quarter primarily due to the unfavorable relationship between product prices and natural gas prices and, to a lesser extent, miscellaneous mechanical problems.


PHOSPHATE

     Our phosphate business unit experienced a 15% increase in sales during the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999. This increase included a 9% increase in sales prices and a 6% increase in sales volumes. Our DAP cost per ton increased 16%, primarily the result of higher raw material costs for ammonia and sulfur.


POTASH

     During the quarter ended December 31, 2000, our potash business unit experienced a 31% decrease in sales. This decrease was the result of a 36% decrease in sales volumes, partially offset by a 7% increase in sales prices. Sales volumes were lower due to reduced export volumes and the absence of a winter-fill program during the second fiscal quarter. Our potash costs per ton increased 8% in the current year quarter as compared to the prior year quarter. This increase was primarily the result of higher natural gas and electricity prices paid during the current year quarter, partially offset by lower spending levels in other cost areas.


OUTLOOK

     We believe that our nitrogen segment will continue to benefit from the improved supply/demand outlook resulting from industry-wide production curtailments and permanent shutdowns. However, to maximize results in the current environment, we continue to determine operating levels for our plants based on the relationship between nitrogen product prices and natural gas prices and commitments to our customers. As we move into the spring season, these factors will continue to be a major determinant of whether our nitrogen facilities will operate at reduced rates or at all. Moreover, the cumulative effect of industry production curtailments over the last six months will significantly impact spring product availability and product prices. Since December 2000, we have experienced sustained strength in domestic nitrogen product prices; however, extraordinarily high natural gas prices and the seasonal nature of our business will make the spring season challenging.
While natural gas prices have come down since the end of December, they remain volatile. If current natural gas prices remain high or continue to increase, it will have a material adverse impact on our performance if product prices do not experience corresponding increases. As a result of domestic production curtailments and improving market fundamentals, we have seen some improvement in DAP sales prices since June 30, 2000; however, we anticipate that DAP sales prices, weak international markets and increased raw material costs for ammonia will continue in the near-term to adversely affect our phosphate segment's financial results. Finally, we believe domestic potash demand will remain firm in the near-term; however, the performance of our potash segment will depend on maintaining improved ore grades. Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward Looking Statements."


RESULTS OF OPERATIONS

     Following are summaries of our sales results by product categories:

                                   Three months ended     Six months ended
                                      December 31,          December 31,
                                   ------------------    ------------------
                                     2000      1999        2000      1999
Net Sales (in thousands):          --------  --------    --------  --------
  Nitrogen                         $ 98,087  $ 65,371    $169,268  $107,392
  DAP                                22,556    19,559      51,936    55,314
  Potash                             15,230    22,177      34,135    41,116
  Other                                 441       205       1,029       488
                                   --------  --------    --------  --------
      Net Sales                    $136,314  $107,312    $256,368  $204,310
                                   ========  ========    ========  ========


                                   Three months ended     Six months ended
                                      December 31,           December 31,
                                   ------------------     -----------------
                                     2000      1999         2000     1999
Tons Sold (in thousands):          --------  --------     -------   -------
  Nitrogen:
    Ammonia                             219       209         434       381
    Ammonium nitrate                    204       234         308       318
    Urea                                154       129         297       263
    Nitrogen solutions                  108       173         154       260
    Nitric acid                          13        11          27        25
                                     ------    ------      ------    ------
      Total Nitrogen                    698       756       1,220     1,247

    DAP                                 163       154         386       383
    Potash                              165       256         380       472


                                   Three months ended     Six months ended
                                     December 31,           December 31,
                                   ------------------     -----------------
                                     2000       1999        2000     1999
Average Sales Price Per Ton:       --------   -------     -------   -------
  Nitrogen                           $  140    $   87      $  139    $   86
  DAP                                $  138    $  127      $  135    $  145
  Potash                             $   92    $   87      $   90    $   87


        NET SALES. Our net sales increased 27% to $136.3 million for the quarter ended December 31, 2000, from $107.3 million for the quarter ended December 31, 1999. This increase was primarily the result of higher sales prices for our nitrogen products partially offset by lower sales volumes for our potash products.

     During the current year quarter, nitrogen sales increased 50% as compared to the prior year quarter. A 62% increase in nitrogen sales prices, partially offset by an 8% decrease in nitrogen sales volumes, brought about this increase. Our ammonia sales prices increased 60% and sales volumes increased
5% in the current year quarter as compared to the prior year quarter. During calendar year 2000, unprecedented increases in the price for natural gas have forced the nitrogen industry to curtail domestic production. This has reduced the availability of world supply and increased the sales prices for our nitrogen products. Unfortunately, the sales price for ammonia has not increased adequately to overcome this unprecedented rise in natural gas prices. Just as the nitrogen industry reacted to this development, we operated our domestic ammonia plants at approximately 62% of capacity during the current year quarter. This curtailment reduced available product for sale resulting in our purchase of approximately 176,000 tons of ammonia from third parties to meet demand during the quarter. Our ammonium nitrate sales prices increased 32%, while our ammonium nitrate sales volumes decreased 13% during the current year quarter as compared to the prior year quarter. Reduced domestic production placed upward pressure on the price of ammonium nitrate. The impact of government actions against unfairly traded imports also contributed to the firming of prices during the current year quarter. Our ammonium nitrate operations ran at 75% of capacity for the current year quarter, reducing our product available for sale. Our ammonium nitrate inventory levels entering the spring season are substantially lower than prior-year levels. Urea sales prices increased 72% and sales volumes increased 19% during the current year quarter as compared to the prior year quarter. Improved market fundamentals favorably increased the sales price for our urea products. Sales volumes increased primarily as a result of product available from our Faustina, Louisiana, granular urea plant that we purchased in April 2000. The additional product produced at this facility helped to offset the market related production curtailments of urea at our Donaldsonville, Louisiana, facility. Our prilled urea facilities operated at 72% of capacity during the current year quarter and our granular urea facility operated at 69% of capacity during the current year quarter. Nitrogen solutions sales prices increased 78% while sales volumes decreased 38% during the current year quarter as compared to the prior year quarter. Improved market conditions have favorably led to increases in the selling price for this product. Low beginning inventory levels and the need to reserve inventory to meet customer commitments for the spring season reduced our nitrogen solutions tons available for sale during the quarter. We ran nitrogen solutions production near capacity during the current year quarter.

     At our phosphate business unit, DAP sales increased 15% in the current year quarter as compared to the prior year quarter. A 9% increase in sales prices and a 6% increase in sales volumes contributed to this increase. Curtailments of domestic industry production continue to impact the world supply/demand balance.

     In our potash business unit, sales decreased 31% during the current year quarter as compared to the prior year quarter. A 36% decrease in sales volumes, partially offset by a 7% increase in sales prices, was the primary factor for this change. Sales volumes were lower due to reduced export volumes and the absence of a winter-fill program during the current year quarter. During the prior year quarter, prices had been reduced as part of a winter-fill program. The absence of such a program this year resulted in firm to rising prices and less product movement to the dealer level.

     For the six-month period ended December 31, 2000, our net sales increased 25% to $256.4 million, from $204.3 million for the six-month period ended December 31, 1999. This increase was primarily the result of higher sales prices for our nitrogen products partially offset by lower sales prices for DAP and lower sales volumes for our potash products. During the current year six-month period, nitrogen sales increased 58% as compared to the prior year. This increase was the result of a 61% increase in nitrogen sales prices partially offset by a 2% decrease in nitrogen sales volumes. Our ammonia sales prices increased 59% and our ammonia sales volumes increased 14% over the prior year. Industry-wide production curtailments due to the unprecedented increases in natural gas prices have reduced world nitrogen supplies, resulting in higher prices. During the current year six-month period, we also curtailed production at both our Yazoo City, Mississippi and Donaldsonville, Louisiana ammonia facilities. As a result of these curtailments, we purchased approximately 234,000 tons of ammonia from third parties to meet customer demand. Our ammonium nitrate sales prices increased 28%, while our ammonium nitrate sales volumes decreased 3% during the current year six-month period as compared to the prior year six-month period. Sales prices increased as a result of reduced domestic production that placed upward pressure on prices. Urea sales prices increased 69% and sales volumes increased 13% during the current year six-month period as compared to the prior year six-month period. Sales prices increased as a result of improved market fundamentals. During the prior year period, urea sales prices were near their low point in the cycle. Sales volumes increased primarily as a result of product available from our Faustina, Louisiana, granular urea plant that we purchased in April 2000. Nitrogen solutions sales prices increased 82% and sales volumes decreased 41% during the current year six-month period as compared to the prior year six-month period. Sales prices increased as a result of the tight supply/demand balance caused by lower production levels and concerns about product availability. Sales volumes decreased as a result of lower production at our Yazoo City facility caused by scheduled maintenance shutdowns of our ammonia and urea synthesis plants earlier in the period, a low beginning inventory level and the need to reserve inventory to meet customer commitments for the spring season. In addition, low water levels in the Yazoo River for the majority of the period limited our ability to ship by barge, further reducing sales volumes for the period.

     During the six-month period ended December 31, 2000, our DAP sales decreased 6% as compared to the six-month period ended December 31, 1999. This decrease was the result of a 7% decrease in sales prices partially offset by a 1% increase in sales volumes. Sales prices decreased as a result of more than sufficient quantities of product in the world marketplace.

     Our potash sales decreased 17% during the current year six-month period as compared to the prior year six-month period. This decrease was the result of a 20% decrease in sales volumes partially offset by a 3% increase in sales prices. Sales volumes were lower due to reduced export volumes and the absence of a winter-fill program during the current year period.

     COST OF PRODUCTS SOLD. Our cost of products sold increased to $135.1 million for the quarter ended December 31, 2000, from $109.6 million for the quarter ended December 31, 1999. As a percentage of net sales, cost of products sold decreased to 99% for the current year quarter, from 102% for the prior year quarter. This decrease is primarily the result of higher nitrogen sales prices in the current year quarter partially offset by higher nitrogen and DAP costs per ton.

     During the quarter ended December 31, 2000, our nitrogen costs per ton increased 50% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas increased approximately 67% during the current year quarter as compared to the prior year quarter. Our corporate average natural gas price increased 69% during the current year quarter as compared to the prior year quarter. In addition, we had additional costs related to a maintenance shutdown of our No. 1 ammonia plant at our Donaldsonville, Louisiana, facility. We also had higher per-ton fixed costs as a result of reduced operating rates and additional costs related to third party purchases of ammonia. During the current year quarter, our DAP costs per ton increased 16% as compared to the prior year quarter, primarily the result of higher raw material costs for ammonia and sulfur.
Our potash costs per ton increased 8% in the current year quarter as compared to the prior year quarter. This increase was primarily the result of high natural gas and electricity prices paid during the current year quarter, partially offset by lower spending in other cost areas.

     For the six-month period ended December 31, 2000, our cost of products sold increased to $257.7 million, from $203.0 million for the six-month period ended December 31, 1999. As a percentage of net sales, cost of products sold increased to 101% for the six-month period ended December 31, 2000, from 99% for the six-month period ended December 31, 1999. Cost of products sold increased as a percentage of net sales as a result of higher costs per ton for our nitrogen, DAP and potash products and lower sales prices for DAP. The increases in cost were partially offset by higher sales prices for our nitrogen and potash products. Our nitrogen costs per ton increased 52% primarily as a result of higher natural gas costs at our domestic production facilities in the current year. Natural gas prices increased 64% during the current year six-month period as compared to the prior year six-month period. Our corporate average natural gas price increased 66% during the current year six-month period as compared to the prior year six-month period. We also incurred higher maintenance costs in the current year associated with scheduled maintenance shutdowns at our nitrogen facilities in Yazoo City, Mississippi and Donaldsonville, Louisiana. In addition, we had lower equity earnings in the current year quarter from our joint venture ammonia plant in Trinidad, Farmland MissChem Limited ("Farmland MissChem"), primarily the result of recording in the prior year a $3.4 million business interruption claim for downtime that occurred in March and April of 1999. Our portion of the earnings from Farmland MissChem was $4.8 million in the current year as compared to $5.5 million, without the business interruption claim, in the prior year. During the current year, Farmland MissChem incurred higher gas cost as a result of its gas contract being tied to the market price of ammonia. Additionally, Farmland MissChem's sales prices in the current year were below market as a result of its product offtake agreements with us and Farmland Industries, Inc., which require Farmland MissChem to make sales at prices lower than market to recover amounts paid in excess of market price in previous periods. DAP costs per ton increased 4% during the six-month period ended December 31, 2000, as compared to the prior year six-month period. This increase was primarily the result of higher raw material costs for ammonia. Potash costs per ton increased 13% during the current year six-month period as compared to the prior year six-month period. This increase was primarily the result of higher per-ton beginning inventory values and high per-ton production costs early in the year. Later in the current year period, we incurred lower per-ton production costs that offset some of the higher cost experienced earlier in the year. In addition, our current year costs per ton were higher as a result of higher natural gas prices paid. These higher costs were partially offset by reduced spending in other areas.

     SELLING, GENERAL AND ADMINISTRATIVE. Our selling, general and administrative expenses decreased to $7.3 million for the quarter ended December 31, 2000, from $8.2 million for the quarter ended December 31, 1999. This decrease was primarily the result of lower labor costs in the current year due to the effects of attrition, an early retirement program and reduction in workforce. We also had decreased advertising costs in the current year quarter. These reductions were partially offset by additional severance costs incurred in the current year as a result of a reduction in force. As a percentage of net sales, selling, general and administrative expenses decreased to 5% for the quarter ended December 31, 2000, from 8% for the quarter ended December 31, 1999.

     For the six months ended December 31, 2000, our selling, general and administrative expenses decreased to $16.0 million, from $16.9 million for the six months ended December 31, 1999. This decrease was primarily the result of lower labor costs in the current year. Also during the prior year, we incurred costs related to the reorganization of our sales, marketing and distribution division. These lower costs were partially offset by costs incurred in the current year related to an early retirement program and severance costs related to a reduction in force. As a percentage of net sales, selling, general and administrative expenses decreased to 6% for the six months ended December 31, 2000, from 8% for the six months ended December 31, 1999.

     OTHER. Our other operating expenses increased to $2.9 million for the quarter ended December 31, 2000, from $86,000 for the quarter ended
December 31, 1999. For the six months ended December 31, 2000, our other operating expenses increased to $6.4 million, from $2.6 million for the six months ended December 31, 1999. These increases are the result of higher idle plant costs at our nitrogen facilities in the current year periods. During both the three-month and six-month periods ended December 31, 2000, portions of our ammonia and nitric acid production capacities were idled for various periods primarily due to the unfavorable relationship between product prices and natural gas prices and, to a lesser extent, miscellaneous mechanical problems. In August and September of the prior year, our Donaldsonville, Louisiana, facility had idle plant costs due to our No. 2 ammonia plant being idled. During the current year six-month period ended December 31, 2000, our granular urea production at our Faustina, Louisiana, facility was idled for various periods due to IMC-Agrico's ammonia plant being down. Since the Faustina facility requires carbon dioxide from IMC-Agrico's ammonia process to produce urea, we are unable to operate the Faustina facility when there is no ammonia production at the IMC-Agrico facility.

     OPERATING LOSS. As a result of the above factors, we incurred an operating loss of $9.0 million for the quarter ended December 31, 2000, as compared to an operating loss of $10.6 million for the quarter ended December 31, 1999. For the six months ended December 31, 2000, we incurred an operating loss of $23.7 million as compared to an operating loss of $18.2 million for the six months ended December 31, 1999.

     INTEREST, NET. For the quarter ended December 31, 2000, our net interest expense increased to $7.1 million from $6.6 million for the quarter ended December 31, 1999. For the six months ended December 31, 2000, our net interest expense increased to $14.3 million from $12.7 million for the six months ended December 31, 1999. These increases were primarily the result of higher average interest rates during the current year periods.

     OTHER INCOME. For the quarter ended December 31, 2000, other income increased to $922,000 from $646,000 for the quarter ended December 31, 1999. For the six months ended December 31, 2000, other income increased to $2.4 million from $1.3 million for the six months ended December 31, 1999. These increases were primarily the result of gains on the sale of non-core assets during the current year periods.

     INCOME TAX BENEFIT. For the quarter ended December 31, 2000, our income tax benefit decreased to $6.0 million from $6.6 million for the quarter ended December 31, 1999. For the six months ended December 31, 2000, our income tax benefit increased to $14.2 million from $14.0 million for the six months ended December 31, 1999. These income tax benefits are the result of our net losses. For the six months ended December 31, 1999, we also recorded a one-time benefit in the amount of $2.0 million related to settlement agreements made with the Internal Revenue Service for fiscal years 1994, 1995 and 1996.

     NET LOSS. As a result of the foregoing, we incurred a net loss of $9.2 million for the quarter ended December 31, 2000, as compared to a net loss of $10.0 million for the quarter ended December 31, 1999. For the six months ended December 31, 2000, we incurred a net loss of $21.5 million as compared to a net loss of $15.6 million for the six months ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, we had cash and cash equivalents of $2.3 million, compared to $2.2 million at June 30, 2000, an increase of approximately $100,000.

      OPERATING ACTIVITIES. For the six months ended December 31, 2000, our net cash provided by operating activities was $3.3 million compared to net cash used in operating activities of $37.4 million for the six months ended December 31, 1999.

      INVESTING ACTIVITIES. Our net cash provided by investing activities was $2.3 million for the six months ended December 31, 2000, compared to net cash used in investing activities of $2.3 million for the six months ended December 31, 1999. During the current year six-month period, our capital expenditures were $11.0 million compared to $9.2 million during the prior year six-month period. Our current year expenditures were for normal improvements and modifications to our facilities. During the current year six-month period, our net cash provided by investing activities included approximately $12.6 million in proceeds from the sale of substantially all of the assets of our barge company, TNI Barge, Inc., as well as certain other non-core assets held by us.

      FINANCING ACTIVITIES. Our net cash used in financing activities was $5.6 million for the six months ended December 31, 2000, compared to net cash provided by financing activities of $39.8 million for the six months ended December 31, 1999. During the current year six-month period, the amounts used in financing activities included $203.2 million in debt payments and $784,000 in cash dividends. These payments were partially offset by debt proceeds of $198.3 million. During the prior year six-month period, the amounts provided by financing activities included $212.4 million in debt proceeds partially offset by $169.2 million in debt payments and $3.4 million in cash dividends.

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

      On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017. The holders may elect to have the Notes repaid on November 15, 2007. The Senior Notes were issued under a $300.0 million shelf registration statement filed with the Securities and Exchange Commission in November 1997.

      We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $200.0 million. The Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. At December 31, 2000, we had letters of credit outstanding in the amount of $21.1 million primarily associated with purchases of imported nitrogen products that lower our availability under the Facility, and we had borrowings outstanding in the amount of $111.4 million. We had $67.5 million available under the Facility at December 31, 2000. The facility contains covenants that prohibit us from exceeding a threshold ratio of debt to total capital and require us to maintain a minimum level of tangible net worth. In addition, we have covenants that require minimum levels of interest coverage and restrict dividends if such interest coverages are not met.
During the quarter ended September 30, 2000, we discontinued our normal quarterly dividends. Dividends would have been restricted under the Facility for the quarter ended December 31, 2000. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation. The facility also prohibits the repurchase of our outstanding shares, and establishes maximum levels of capital expenditures by year. The Facility lenders have security interests in substantially all of our assets, as allowed by the Indenture governing the Senior Notes. For our quarter ended March 31, 2001, the Facility requires the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest to be no less than one to one. Because of the current volatility of natural gas and product prices, it is possible that this requirement will not be met. Although there can be no assurances, we believe that we would be able to negotiate an amendment or waiver with our lenders.

      In December 2000, as a result of the unprecedented high prices for natural gas, we liquidated earlier than normal all of our natural gas futures contracts for a pre-tax gain of approximately $16 million. Although the cash from the transaction was collected during the current year quarter, pursuant to hedge accounting rules, income recognition will occur primarily in our third fiscal quarter.

      Based on natural gas market prices as of the date of this filing, and the hedge positions we have entered into since December 31, 2000, we believe that our existing cash, cash generated from operations, available credit facilities, and cash realized from the anticipated sale of non-core assets will be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2001. There has been unprecedented volatility in natural gas prices in recent months with our corporate natural gas costs increasing 69% in the second quarter of the current fiscal year over the prior fiscal year second quarter. If natural gas prices remain at these levels, or increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity. We estimate our capital expenditure requirements for the remainder of fiscal 2001 to be approximately $13.0 million, which includes normal improvements and modifications to our facilities.


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

     We use natural gas futures contracts to reduce the impact of changes in natural gas prices. In December 2000, as a result of the unprecedented high prices for natural gas, we liquidated earlier than normal all of our natural gas futures contracts. As a result of the sale, we realized a pre-tax gain of approximately $16 million that will be recognized in future periods, primarily our third fiscal quarter, based on the months for which the contracts were purchased and the amount of gas actually bought in those months. As of December 31, 2000, we did not have any open futures contracts.

     The estimated fair value for our Senior Notes was computed using current market quotes for securities similar to our Senior Notes. The estimated fair value for our industrial revenue bonds was computed using the effective yield on state and local bonds. At December 31, 2000, we believe that the fair value of our Senior Notes had decreased from June 30, 2000, due to market quotes for similar securities. At December 31, 2000, we believe the fair value of our industrial revenue bonds had not significantly changed from June 30, 2000.



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     Two matters were voted on by our shareholders at the annual meeting of shareholders held on November 7, 2000. Shareholders reelected Coley L. Bailey, Woods E. Eastland, John Sharp Howie, and W. A. Percy II, to serve on our Board of Directors until 2003. The shareholders also elected Rueben V. Anderson to serve on our Board of Directors until 2001. Voting tabulations for elections of the above directors were:


            Name                 For                   Against         Withheld
            ----                 ---                   -------         --------
     Rueben V. Anderson       20,180,395                 -0-            246,859
     Coley L. Bailey          20,182,762                 -0-            244,492
     Woods E. Eastland        20,181,360                 -0-            245,894
     John Sharp Howie         20,175,993                 -0-            251,261
     W. A. Percy II           20,181,508                 -0-            245,746


     Shareholders also approved the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors. Voting tabulations were:

                                  For                Against          Abstained
                                  ---                -------          ---------

                              19,688,486             604,339            133,426



Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed as part of this report are listed below.

               SEC Exhibit
               Reference No.  Description

                              Exhibit Index to Form 10-Q

                     10.1 Amended and Restated 1995 Stock Option Plan for Non-Employee Directors

                       27     Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MISSISSIPPI CHEMICAL CORPORATION



Date: February 2, 2001              /s/ Timothy A. Dawson
      ----------------              --------------------------------
                                    Timothy A. Dawson
                                    Senior Vice President and
                                    Chief Financial Officer



Date: February 2, 2001              /s/ Rosalyn B. Glascoe
      ----------------              --------------------------------
                                    Rosalyn B. Glascoe
                                    Corporate Secretary