Form 10-Q
period 2001-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2001-05-11
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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

               The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

Class	Number of Shares
Common Stock, $0.01 par value	26,131,917

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Financial Statements

		Consolidated Statements of Income	3
		Three months ended March 31, 2001 and 2000, and
		Nine months ended March 31, 2001 and 2000

		Consolidated Balance Sheets	4 - 5
		March 31, 2001 and June 30, 2000

		Consolidated Statements of Shareholders' Equity	6
		Fiscal Year Ended June 30, 2000 and
		Nine months ended March 31, 2001

		Consolidated Statements of Cash Flows	7
		Nine months ended March 31, 2001 and 2000

		Notes to Consolidated Financial Statements	8 - 17

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	18 - 29

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	30

PART II.		OTHER INFORMATION:

	Item 6.	Exhibits and Reports on Form 8-K	31

	Signatures		31

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2001	2000	2001	2000
	(In thousands, except per share data)
Revenues:
Net sales	$147,512	$129,660	$403,880	$333,970

Operating expenses:
Cost of products sold	132,225	125,335	389,905	328,359
Selling, general and administrative	7,463	8,411	23,499	25,269
Other	6,647	101	13,029	2,727
	146,335	133,847	426,433	356,355

Operating income (loss)	1,177	(4,187)	(22,553)	(22,385)

Other (expense) income:
Interest, net	(7,009)	(7,098)	(21,278)	(19,754)
Other	5,457	1,671	7,837	2,952

Loss before income taxes	(375)	(9,614)	(35,994)	(39,187)

Income tax expense (benefit)	120	(4,403)	(14,042)	(18,415)

Net loss	$ (495)	$ (5,211)	$(21,952)	$(20,772)

Loss per share - basic and diluted
(see Note 2)	$ (0.02)	$ (0.20)	$ (0.84)	$ (0.79)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	June 30,
	2001	2000
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 929	$ 2,190
Accounts receivable, net	55,235	62,080

Inventories:
Finished products	72,961	28,015
Raw materials and supplies	8,316	7,180
Replacement parts	36,475	37,322
Total inventories	117,752	72,517

Income tax receivable	2,640	10,080
Insurance receivable	12	3,094
Prepaid expenses and other current assets	6,503	9,526
Deferred income taxes	2,435	922

Total current assets	185,506	160,409

Investments in affiliates	93,635	89,508

Other assets	7,288	11,888

Property, plant and equipment, at cost	844,978	846,868
less accumulated depreciation, depletion and amortization	(426,003)	(401,014)
Net property, plant and equipment	418,975	445,854

Goodwill, net of accumulated amortization	163,742	167,179

	$ 869,146	$ 874,838

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	June 30,
	2001	2000
	(In thousands, except per share data)

Current liabilities:
Accounts payable	$ 54,117	$ 54,661
Accrued liabilities	14,330	10,893
Total current liabilities	68,447	65,554

Long-term debt	359,974	330,307

Other long-term liabilities and deferred credits	10,803	9,995

Deferred income taxes	59,188	73,235

Shareholders' equity:
Common stock ($.01 par, authorized 100,000 shares; issued 27,976)	280	280
Additional paid-in capital	305,901	305,901
Retained earnings	92,260	114,996
Accumulated other comprehensive income	1,872	4,149
Treasury stock, at cost (1,844 shares)	(29,579)	(29,579)
Total shareholders' equity	370,734	395,747

	$ 869,146	$ 874,838

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

MARCH 31, 2001

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands, except per share data)

Balances, July 1, 1999	$ 280	$ 305,901	$143,626	$ 1,857	$(29,579)	$422,085
Comprehensive loss:
Net loss	-	-	(23,664)	-	-	(23,664)
Net unrealized gain on
hedges, net of tax	-	-	-	2,292	-	2,292

Comprehensive loss	-	-	(23,664)	2,292	-	(21,372)

Cash dividends paid
($0.19 per share)	-	-	(4,966)	-	-	(4,966)

Balances, June 30, 2000	280	305,901	114,996	4,149	(29,579)	395,747
Comprehensive loss:
Net loss	-	-	(21,952)	-	-	(21,952)
Net unrealized loss on
hedges, net of tax	-	-	-	(2,277)	-	(2,277)

Comprehensive loss	-	-	(21,952)	(2,277)	-	(24,229)

Cash dividends paid
($0.03 per share)	-	-	(784)	-	-	(784)

Balances, March 31, 2001	$ 280	$ 305,901	$ 92,260	$ 1,872	$(29,579)	$370,734

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net loss	$ (21,952)	$ (20,772)
Reconciliation of net loss to net cash used in operating activities:
Net change in operating assets and liabilities	(26,778)	(16,566)
Depreciation, depletion and amortization	35,157	35,038
Deferred gain on hedging activities, net of tax	1,872	-
Deferred income taxes	(13,079)	(9,443)
Equity earnings in unconsolidated affiliates	(5,149)	(10,339)
Other	(2,512)	(797)

Net cash used in operating activities	(32,441)	(22,879)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,997)	(15,704)
Proceeds from sale of assets	15,583	1,592
Other	750	6,808

Net cash provided by (used in) investing activities	2,336	(7,304)

Cash flows from financing activities:
Debt proceeds	334,331	294,399
Debt payments	(304,703)	(259,954)
Cash dividends paid	(784)	(4,182)

Net cash provided by financing activities	28,844	30,263

Net (decrease) increase in cash and cash equivalents	(1,261)	80

Cash and cash equivalents - beginning of period	2,190	1,648

Cash and cash equivalents - end of period	$ 929	$ 1,728

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation, its subsidiaries and affiliates. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and the nine-month periods ended March 31, 2001 and 2000, our financial position at March 31, 2001 and June 30, 2000, our consolidated statements of shareholders' equity for the nine months ended March 31, 2001 and the year ended June 30, 2000, and our cash flows for the nine months ended March 31, 2001 and 2000. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2000 annual report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2000, audited financial statements.

Our business is seasonal; therefore, the results of operations for the periods ended March 31, 2001, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

The number of shares used in our basic and diluted earnings per share computation are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2001	2000	2001	2000
	(In thousands)
Weighted average common shares outstanding, net of treasury shares, for basic earnings per share	26,132	26,132	26,132	26,132
Common stock equivalents for employee
stock options	-	-	-	-

Weighted average common shares
outstanding for diluted earnings per share	26,132	26,132	26,132	26,132

Options outstanding were not included in our computations of diluted earnings per share for the three-month or nine-month periods ended March 31, 2001 and 2000, because they were antidilutive.

NOTE 3 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three-month and nine-month periods ended March 31, 2001 and 2000. The Other caption includes corporate and consolidating eliminations.

	Three months ended March 31, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 101,400	$ 25,439	$ 20,673	$ -	$147,512
Net sales - intersegment	11,762	16	-	(11,778)	-
Operating income (loss)	3,523	(2,695)	(630)	979	1,177
Depreciation, depletion and amortization	7,486	1,366	1,683	920	11,455
Capital expenditures	1,898	302	652	148	3,000

	Three months ended March 31, 2000
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 77,871	$ 22,650	$29,139	$ -	$129,660
Net sales - intersegment	4,116	20	-	(4,136)	-
Operating (loss) income	(4,143)	(3,080)	3,153	(117)	(4,187)
Depreciation, depletion and amortization	7,595	1,554	1,567	964	11,680
Capital expenditures	4,630	776	1,115	(5)	6,516

	Nine months ended March 31, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 270,948	$ 78,124	$54,808	$ -	$403,880
Net sales - intersegment	26,443	48	-	(26,491)	-
Operating (loss) income	(12,576)	(8,495)	(2,875)	1,393	(22,553)
Depreciation, depletion and amortization	23,152	4,221	4,972	2,812	35,157
Capital expenditures	7,572	2,151	4,093	181	13,997

	Nine months ended March 31, 2000
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$185,704	$ 78,011	$70,255	$ -	$333,970
Net sales - intersegment	12,903	65	-	(12,968)	-
Operating (loss) income	(22,201)	(2,934)	4,020	(1,270)	(22,385)
Depreciation, depletion and amortization	22,954	4,580	4,635	2,869	35,038
Capital expenditures	9,507	2,282	3,470	445	15,704

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

On July 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of comprehensive income that relate to us are net income or loss and unrealized gains or losses on our natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130, are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive income during the nine months ended March 31, 2001, are included below.

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net unrealized gain on natural gas hedging activities:	(In thousands)

Balances, June 30, 2000	$ 6,631	$ (2,482)	$ 4,149

Net unrealized gain arising during period	7,636	(2,868)	4,768
Less: reclassification adjustment for net gains realized in net income	(5,174)	1,940	(3,234)

Balances, September 30, 2000	9,093	(3,410)	5,683

Net unrealized gain arising during period	16,532	(6,199)	10,333
Less: reclassification adjustment for net
gains realized in net income	(7,651)	2,869	(4,782)

Balances, December 31, 2000	17,974	(6,740)	11,234

Net unrealized loss arising during period	(3,709)	1,390	(2,319)
Less: reclassification adjustment for net
gains realized in net income	(11,269)	4,226	(7,043)

Balances, March 31, 2001	$ 2,996	$ (1,124)	$ 1,872

NOTE 5 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for March 31, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three months ended March 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 53,395	$148,666	$ (54,549)	$ 147,512

Operating expenses:
Cost of products sold	-	53,600	129,875	(51,250)	132,225
Selling, general and administrative	(988)	1,518	6,933	-	7,463
Other	-	749	5,898	-	6,647
	(988)	55,867	142,706	(51,250)	146,335
Operating income (loss)	988	(2,472)	5,960	(3,299)	1,177

Other (expense) income:
Interest, net	(7,301)	(3,795)	4,087	-	(7,009)
Other	3,145	13,794	4,307	(15,789)	5,457

(Loss) income before income taxes	(3,168)	7,527	14,354	(19,088)	(375)

Income tax (benefit) expense	(2,673)	4,299	(222)	(1,284)	120

Net (loss) income	$ (495)	$ 3,228	$ 14,576	$ (17,804)	$ (495)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three months ended March 31, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 38,733	$130,969	$ (40,042)	$ 129,660

Operating expenses:
Cost of products sold	-	42,475	120,123	(37,263)	125,335
Selling, general and administrative	104	944	7,363	-	8,411
Other	-	-	101	-	101
	104	43,419	127,587	(37,263)	133,847
Operating (loss) income	(104)	(4,686)	3,382	(2,779)	(4,187)

Other (expense) income:
Interest, net	(6,652)	(2,974)	2,528	-	(7,098)
Other	1,284	9,569	14	(9,196)	1,671

(Loss) income before income taxes	(5,472)	1,909	5,924	(11,975)	(9,614)

Income tax (benefit) expense	(261)	3,472	(5,907)	(1,707)	(4,403)

Net (loss) income	$ (5,211)	$ (1,563)	$ 11,831	$ (10,268)	$ (5,211)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Nine months ended March 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 131,654	$ 406,703	$ (134,477)	$ 403,880

Operating expenses:
Cost of products sold	-	142,484	381,029	(133,608)	389,905
Selling, general and administrative	(1,424)	4,481	20,442	-	23,499
Other	-	3,432	9,597	-	13,029
	(1,424)	150,397	411,068	(133,608)	426,433
Operating income (loss)	1,424	(18,743)	(4,365)	(869)	(22,553)

Other (expense) income:
Interest, net	(22,482)	(11,006)	12,210	-	(21,278)
Other	(4,971)	18,826	4,613	(10,631)	7,837

(Loss) income before income taxes	(26,029)	(10,923)	12,458	(11,500)	(35,994)

Income tax (benefit) expense	(4,077)	2,054	(10,071)	(1,948)	(14,042)

Net (loss) income	$ (21,952)	$ (12,977)	$ 22,529	$ (9,552)	$ (21,952)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Nine months ended March 31, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 102,691	$ 337,513	$ (106,234)	$ 333,970

Operating expenses:
Cost of products sold	-	118,398	314,668	(104,707)	328,359
Selling, general and administrative	1,236	2,906	21,127	-	25,269
Other	-	-	2,727	-	2,727
	1,236	121,304	338,522	(104,707)	356,355
Operating loss	(1,236)	(18,613)	(1,009)	(1,527)	(22,385)

Other (expense) income:
Interest, net	(18,588)	(8,431)	7,265	-	(19,754)
Other	(273)	8,917	831	(6,523)	2,952

(Loss) income before income taxes	(20,097)	(18,127)	7,087	(8,050)	(39,187)

Income tax expense (benefit)	675	(979)	(14,328)	(3,783)	(18,415)

Net (loss) income	$(20,772)	$ (17,148)	$ 21,415	$ (4,267)	$ (20,772)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$ 855	$ 17	$ 57	$ -	$ 929
Receivables, net	3,219	25,928	113,924	(85,184)	57,887
Inventories	-	19,401	99,654	(1,303)	117,752
Prepaid expenses and other current assets	3,500	1,784	11,059	(7,405)	8,938

Total current assets	7,574	47,130	224,694	(93,892)	185,506

Investments in affiliates	691,878	364,734	77,128	(1,040,105)	93,635
Other assets	156,795	-	250,897	(400,404)	7,288
PP&E, net	9,683	141,268	268,024	-	418,975
Goodwill, net	-	-	163,742	-	163,742

Total assets	$ 865,930	$ 553,132	$ 984,485	$(1,534,401)	$ 869,146

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 31,633	$ 29,845	$ 89,833	$ (97,194)	$ 54,117
Accrued liabilities	12,844	3,125	5,764	(7,403)	14,330

Total current liabilities	44,477	32,970	95,597	(104,597)	68,447

Long-term debt	448,978	147,075	138,286	(374,365)	359,974
Other long-term liabilities and
deferred credits	1,741	34,896	59,588	(26,234)	69,991

Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	535,866	(860,581)	305,901
Retained earnings	92,260	13,475	96,207	(109,682)	92,260
Accumulated other
comprehensive income	1,872	-	-	-	1,872
Treasury stock, at cost	(29,579)	-	-	-	(29,579)

Total shareholders' equity	370,734	338,191	691,014	(1,029,205)	370,734

Total liabilities and
shareholders' equity	$ 865,930	$ 553,132	$ 984,485	$(1,534,401)	$ 869,146

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$ 2,085	$ 17	$ 88	$ -	$ 2,190
Receivables, net	1,556	11,139	93,407	(30,848)	75,254
Inventories	-	22,858	50,056	(397)	72,517
Prepaid expenses and other current assets	6,622	1,321	6,360	(3,855)	10,448

Total current assets	10,263	35,335	149,911	(35,100)	160,409

Investments in affiliates	700,062	350,635	72,776	(1,033,965)	89,508
Other assets	134,530	5	252,267	(374,914)	11,888
PP&E, net	12,296	148,828	284,730	-	445,854
Goodwill, net	-	-	167,179	-	167,179

Total assets	$857,151	$534,803	$926,863	$(1,443,979)	$874,838

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 23,195	$ 11,404	$ 58,375	$ (38,313)	$ 54,661
Accrued liabilities	7,254	3,028	5,879	(5,268)	10,893

Total current liabilities	30,449	14,432	64,254	(43,581)	65,554

Long-term debt	429,846	137,937	127,553	(365,029)	330,307
Other long-term liabilities and
deferred credits	1,109	31,266	62,079	(11,224)	83,230

Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	545,069	(869,784)	305,901
Retained earnings	114,996	26,452	68,967	(95,419)	114,996
Accumulated other
comprehensive income	4,149	-	-	-	4,149
Treasury stock, at cost	(29,579)	-	-	-	(29,579)

Total shareholders' equity	395,747	351,168	672,977	(1,024,145)	395,747

Total liabilities and
shareholders' equity	$857,151	$534,803	$926,863	$(1,443,979)	$874,838

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended March 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$ (21,952)	$ (12,977)	$ 22,529	$ (9,552)	$ (21,952)
Reconciliation of net (loss)
income to net cash used in
operating activities:
Net change in operating
assets and liabilities	13,367	7,108	(42,812)	(4,441)	(26,778)
Depreciation, depletion
and amortization	2,807	9,596	22,754	-	35,157
Deferred gain on hedging
activities, net of tax	1,872	-	-	-	1,872
Equity earnings in
unconsolidated affiliates	6,534	(17,954)	(4,360)	10,631	(5,149)
Deferred income taxes and
other	(16,743)	(3,195)	985	3,362	(15,591)
Net cash used in
operating activities	(14,115)	(17,422)	(904)	-	(32,441)

Cash flows from investing activities:
Purchases of property, plant
and equipment	(181)	(1,954)	(11,862)	-	(13,997)
Proceeds from sale of assets	4,759	6	10,818	-	15,583
Other	-	742	8	-	750
Net cash provided by (used in)
investing activities	4,578	(1,206)	(1,036)	-	2,336

Cash flows from financing activities:
Debt proceeds	334,331	-	-	-	334,331
Debt payments	(304,703)	-	-	-	(304,703)
Cash dividends paid	(784)	-	-	-	(784)
Net change in affiliate notes	(20,537)	18,628	1,909	-	-
Net cash provided by
financing activities	8,307	18,628	1,909	-	28,844

Net decrease in cash and
cash equivalents	(1,230)	-	(31)	-	(1,261)

Cash and cash equivalents -
beginning of period	2,085	17	88	-	2,190

Cash and cash equivalents -
end of period	$ 855	$ 17	$ 57	$ -	$ 929

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended March 31, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$ (20,772)	$ (17,148)	$ 21,415	$ (4,267)	$ (20,772)
Reconciliation of net (loss)
income to net cash (used in) provided by operating
activities:
Net change in operating
assets and liabilities	22,484	7,205	(29,009)	(17,246)	(16,566)
Depreciation, depletion
and amortization	2,866	8,991	23,181	-	35,038
Equity earnings in
unconsolidated affiliates	(9,159)	(7,656)	(10,885)	17,361	(10,339)
Deferred income taxes and
other	(14,514)	506	(211)	3,979	(10,240)
Net cash (used in) provided by
operating activities	(19,095)	(8,102)	4,491	(173)	(22,879)

Cash flows from investing activities:
Purchases of property, plant
and equipment	(445)	(3,961)	(11,298)	-	(15,704)
Other	18	4	8,378	-	8,400

Net cash used in investing activities	(427)	(3,957)	(2,920)	-	(7,304)

Cash flows from financing activities:
Debt proceeds	294,399	-	-	-	294,399
Debt payments	(259,954)	-	-	-	(259,954)
Cash dividends paid	(4,182)	-	(173)	173	(4,182)
Net change in affiliate notes	(9,611)	12,055	(2,444)	-	-

Net cash provided by (used in)
financing activities	20,652	12,055	(2,617)	173	30,263

Net increase (decrease) in cash
and cash equivalents	1,130	(4)	(1,046)	-	80

Cash and cash equivalents -
beginning of period	244	21	1,383	-	1,648

Cash and cash equivalents -
end of period	$ 1,374	$ 17	$ 337	$ -	$ 1,728

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL. Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industrial users for use primarily in the southern and western regions of the United States. The following is management's discussion and analysis of the financial condition and results of operations, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2000.

SEASONALITY. Consistent with the historical nature of our business, the usage of fertilizer in our trade territory is highly seasonal, and our quarterly results reflect the fact that significantly more fertilizer is sold during the last four months of our fiscal year (March through June). Since interim period operating results reflect the seasonal nature of our business, they may not necessarily be indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from year to year due to a number of factors as detailed under "Forward Looking Statements" in this report. We incur substantial expenditures for fixed costs and inventory throughout the year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

OVERVIEW. For the quarter ended March 31, 2001, we incurred a net loss of $495,000 (or $0.02 per diluted share) compared to a net loss of $5.2 million (or $0.20 per diluted share) for the same quarter during the prior year. Net sales increased to $147.5 million for the quarter ended March 31, 2001, from $129.7 million for the quarter ended March 31, 2000. We incurred operating income of $1.2 million for the quarter ended March 31, 2001, compared to an operating loss of $4.2 million for the quarter ended March 31, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended March 31, 2001, were $18.1 million compared to $9.2 million for the quarter ended March 31, 2000.

NET SALES

The following tables summarize our sales results by product categories for the three months ended March 31:

	2001	2000	% Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$101,246	$ 77,720	30%
DAP	25,430	22,443	13%
Potash	20,672	29,139	(29%)
Other	164	358	(54%)

Net Sales	$147,512	$129,660	14%

	2001	2000	% Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Ammonia	238	299	(20%)
Ammonium nitrate	124	160	(23%)
Urea	86	125	(31%)
Nitrogen solutions	116	190	(39%)
Nitric acid	19	7	171%
Total Nitrogen	583	781	(25%)

DAP	185	175	6%
Potash	223	328	(32%)

	2001	2000	% Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 174	$ 99	75%
DAP	$ 137	$ 128	7%
Potash	$ 93	$ 89	4%

OVERVIEW. Our net sales increased 14% to $147.5 million for the quarter ended March 31, 2001, from $129.7 million for the quarter ended March 31, 2000. This increase was primarily the result of higher sales prices for our nitrogen products partially offset by lower sales volumes for our nitrogen and potash products.

NITROGEN. Our nitrogen sales increased 30% as a result of a 75% increase in average nitrogen sales prices, partially offset by a 25% decrease in nitrogen sales volumes. Our ammonia sales prices increased 91% while sales volumes decreased 20%. The significant increase in sales prices reflects continued improvement in the global supply/demand balance. From November 2000 through January 2001, unprecedented increases in the price of natural gas forced the U.S. nitrogen industry to curtail domestic production. We operated our domestic ammonia plants at approximately 56% of capacity during the quarter ended March 31, 2001. Production curtailments in the industry have reduced the availability of world supply and have led to increased sales prices. The curtailment at our facilities, as well as a maintenance shutdown of our ammonia plant in Trinidad during the quarter ended March 31, 2001, reduced product available for sale. These factors resulted in our purchase of approximately 150,000 tons of ammonia from third parties to meet customer commitments and to offset lost production. In contrast, our ammonium nitrate sales prices increased only 30%, while our ammonium nitrate sales volumes decreased 23%. Sales volumes for ammonium nitrate decreased as a result of wet weather conditions in our trade area during the quarter and carryforward of dealer inventory from heavy 2000 imports which negatively impacted prices. Because of these market conditions, our ammonium nitrate operations ran at only 83% of capacity during the quarter ended March 31, 2001. Urea sales prices increased 61% and sales volumes decreased 31%. Significantly improved market fundamentals increased the sales price for our urea products. Sales volumes decreased primarily as a result of less product available for sale due to market related production curtailments of urea at our Donaldsonville, Louisiana, facility. During the quarter ended March 31, 2001, our prilled urea facilities operated at 51% of capacity, and our Faustina, Louisiana, granular urea facility did not operate because IMC Phosphates Company curtailed production at its Faustina ammonia plant, which is our sole source of carbon dioxide required to make granular urea. Nitrogen solutions sales prices increased 88%, while sales volumes decreased 39%. Prices for nitrogen solutions were positively affected by improved market conditions, but sales volumes were lower as a result of wet weather conditions in our trade area during the quarter. We ran nitrogen solutions production at 91% of capacity during the quarter ended March 31, 2001.

PHOSPHATES. In our phosphate business unit, DAP sales increased 13%. A 7% increase in sales prices and a 6% increase in sales volumes contributed to the increase. Although sales volumes increased, volumes were lower than anticipated due to a weak export market and delayed domestic application of phosphate due to wet planting conditions in our trade area during the quarter. As a result of these lower-than-anticipated sales volumes and increased production, we ended the quarter with higher inventory levels as compared to the quarter ended March 31, 2000.

POTASH. In our potash business unit, sales decreased 29%. A 32% decrease in sales volumes, partially offset by a 4% increase in sales prices, was the primary factor for this change. Sales volumes were lower due to wet weather conditions in our trade area during the quarter.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $132.2 million for the quarter ended March 31, 2001, from $125.3 million for the quarter ended March 31, 2000. As a percentage of net sales, cost of products sold decreased to 90% for the quarter ended March 31, 2001, from 97% for the quarter ended March 31, 2000. This decrease is primarily the result of higher nitrogen sales prices partially offset by higher nitrogen costs per ton. Our corporate average natural gas price increased 94% as compared to the prior year quarter.

NITROGEN. Our nitrogen costs per ton increased 49% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 89% to $5.08 per MMBTU. We also had additional costs related to the purchase of approximately 150,000 tons of ammonia from third parties, higher per-ton fixed costs at our domestic facilities as a result of reduced operating rates, and lower equity earnings from our joint venture ammonia plant in Trinidad, Farmland MissChem Limited ("Farmland MissChem"). During the quarter ended March 31, 2001, Farmland MissChem incurred higher gas cost because its gas contract ties the price of natural gas to the market price of ammonia, which increased on average during the quarter. Additionally, Farmland MissChem's sales prices during the quarter were below market as a result of its product offtake agreements with us and our joint venturer, Farmland Industries, Inc. The agreements require Farmland MissChem to make sales at prices lower than market to recover amounts paid in excess of market price in previous periods.

PHOSPHATES. Our DAP costs per ton increased 5%, primarily the result of higher raw material costs for ammonia.

POTASH. Our potash costs per ton increased 20%, primarily the result of higher than normal natural gas and electricity costs.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $7.5 million for the quarter ended March 31, 2001, from $8.4 million for the quarter ended March 31, 2000. This decrease was primarily the result of lower labor costs due to an early retirement program and reduction in workforce. As a percentage of net sales, selling, general and administrative expenses decreased to 5%, from 6%.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $6.6 million for the quarter ended March 31, 2001, from $101,000 for the quarter ended March 31, 2000. This increase is the result of higher idle plant costs at our nitrogen facilities. Portions of our ammonia, urea and nitric acid production capacities were idled for various periods primarily due to the unfavorable relationship between product prices and natural gas prices and, to a lesser extent, miscellaneous mechanical problems. Our granular urea production at our Faustina, Louisiana, facility was idled during the entire quarter because IMC Phosphates Company curtailed production at its Faustina ammonia plant, which is our sole source for the carbon dioxide required to make granular urea.

INTEREST, NET

Our net interest expense for the quarter ended March 31, 2001, did not change significantly from the quarter ended March 31, 2000.

OTHER INCOME

Other income increased to $5.5 million from $1.7 million, primarily as a result of gains on the sale of non-core assets, consisting primarily of real estate.

INCOME TAX EXPENSE (BENEFIT)

For the quarter ended March 31, 2001, we recorded income tax expense of $120,000. This expense was primarily the result of our nondeductible goodwill amortization more than offsetting our net loss for the quarter.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000

OVERVIEW. For the nine-month period ended March 31, 2001, we incurred a net loss of $22.0 million (or $0.84 per diluted share) compared to a net loss of $20.8 million (or $0.79 per diluted share) for the nine-month period ended March 31, 2000. Net sales increased to $403.9 million for the nine-month period ended March 31, 2001, from $334.0 million for the nine-month period ended March 31, 2000. We incurred an operating loss of $22.6 million for the nine-month period ended March 31, 2001, compared to an operating loss of $22.4 million for the nine-month period ended March 31, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the nine-month period ended March 31, 2001, was $20.4 million, compared to $15.6 million for the nine-month period ended March 31, 2000.

NET SALES

The following tables summarize our sales results by product categories for the nine-month period ended March 31:

	2001	2000	% Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$270,513	$185,113	46%
DAP	77,366	77,757	(1%)
Potash	54,807	70,255	(22%)
Other	1,194	845	41%

Net Sales	$403,880	$333,970	21%
	2001	2000	% Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Ammonia	672	679	(1%)
Ammonium nitrate	432	479	(10%)
Urea	382	387	(1%)
Nitrogen solutions	270	451	(40%)
Nitric acid	46	33	39%
Total Nitrogen	1,802	2,029	(11%)

DAP	571	558	2%
Potash	603	800	(25%)

	2001	2000	% Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 150	$ 91	65%
DAP	$ 136	$ 139	(3%)
Potash	$ 91	$ 88	4%

OVERVIEW. For the nine-month period ended March 31, 2001, our net sales increased 21% to $403.9 million, from $334.0 million for the nine-month period ended March 31, 2000. This increase was primarily the result of higher sales prices for our nitrogen products partially offset by lower sales volumes for our nitrogen and potash products.

NITROGEN. During the nine-month period ended March 31, 2001, nitrogen sales increased 46% as compared to the nine-month period ended March 31, 2000. This increase was the result of a 65% increase in nitrogen sales prices partially offset by an 11% decrease in nitrogen sales volumes. The average sales price for ammonia, ammonium nitrate, urea and nitrogen solutions increased 69%, 27%, 64% and 84%, respectively. Industry-wide production curtailments due to unprecedented increases in natural gas prices during our 2001 fiscal year, and improvement in the global supply/demand balance over the entire period, have caused nitrogen prices to increase. As shown, ammonium nitrate did not benefit as much from the supply/demand balance primarily because of heavy Ukrainian imports during calendar 2000. Nitrogen sales volumes decreased 11%, primarily the result of wet weather conditions during the quarter ended March 31, 2001.

PHOSPHATES. During the nine-month period ended March 31, 2001, our DAP sales decreased 1%. This decrease was the result of a 3% decrease in sales prices partially offset by a 2% increase in sales volumes. Sales prices decreased as a result of more than sufficient quantities of product in the world marketplace.

POTASH. Our potash sales decreased 22% during the nine-month period ended March 31, 2001. This decrease was the result of a 25% decrease in sales volumes partially offset by a 4% increase in sales prices. Sales volumes were lower due to reduced export volumes and wet weather conditions in our trade area.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $389.9 million, from $328.4 million. As a percentage of net sales, cost of products sold decreased to 97%, from 98%. Cost of products sold decreased as a percentage of net sales primarily as a result of higher sales prices for our nitrogen products partially offset by higher costs per ton for our nitrogen products. Our corporate average natural gas price increased 74% during the nine-month period ended March 31, 2001.

NITROGEN. Our nitrogen costs per ton increased 50% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas at these facilities increased 71%. We also had additional costs related to third party purchases of ammonia, higher per-ton fixed costs at our domestic facilities as a result of reduced operating rates and lower equity earnings from Farmland MissChem. During the nine-month period ended March 31, 2001, Farmland MissChem had lower earnings primarily because it received $3.4 million in insurance proceeds in the prior fiscal year for a business interruption claim arising from downtime that occurred in March and April of 1999. Our portion of the earnings from Farmland MissChem was $4.4 million for the nine-month period ended March 31, 2001, as compared to $7.5 million, without the business interruption claim, in the prior fiscal year. During the nine-month period ended March 31, 2001, Farmland MissChem incurred higher gas cost because its gas contract ties the price of natural gas to the market price of ammonia, which increased on average during fiscal 2001. Additionally, Farmland MissChem's sales prices during fiscal 2001 were below market as a result of its product offtake agreements with us and our joint venturer, Farmland Industries, Inc. The agreements require Farmland MissChem to make sales at prices lower than market to recover amounts paid in excess of market price in previous periods.

PHOSPHATES. Our DAP costs per ton increased 4%, primarily the result of higher raw material costs for ammonia.

POTASH. Potash costs per ton increased 15% for the nine-month period ended March 31, 2001. This increase was primarily the result of higher than normal natural gas and electricity costs.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $23.5 million, from $25.3 million. This decrease was primarily the result of lower labor costs. These lower costs were partially offset by costs incurred related to an early retirement program and severance costs related to a reduction in force. During the nine-month period ended March 31, 2000, we incurred costs related to the reorganization of our sales, marketing and distribution division. As a percentage of net sales, selling, general and administrative expenses decreased to 6%, from 8%.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $13.0 million, from $2.7 million. This increase is the result of higher idle plant costs at our nitrogen facilities. Portions of our ammonia, urea and nitric acid production capacities were idled for various periods primarily due to the unfavorable relationship between product prices and natural gas prices and, to a lesser extent, miscellaneous mechanical problems. In August and September of fiscal 2000, our Donaldsonville, Louisiana, facility had idle plant costs due to our No. 2 ammonia plant being idled. During the nine months ended March 31, 2001, we idled granular urea production at our Faustina, Louisiana, facility for various periods because IMC Phosphates Company curtailed production at its Faustina ammonia plant, which is our sole source for the carbon dioxide required to make granular urea.

INTEREST, NET

Our net interest expense increased to $21.3 million from $19.8 million. This increase was primarily the result of higher average interest rates paid under our revolving credit facility.

OTHER INCOME

Other income increased to $7.8 million from $3.0 million. This increase was primarily the result of gains on the sale of non-core assets consisting primarily of real estate.

INCOME TAX BENEFIT

Our income tax benefit decreased to $14.0 million from $18.4 million. These income tax benefits are the result of our net losses. For the nine-month period ended March 31, 2000, we also recorded a one-time benefit in the amount of $2.0 million related to settlement agreements made with the Internal Revenue Service for fiscal years 1994, 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash and cash equivalents of $929,000, compared to $2.2 million at June 30, 2000, a decrease of approximately $1.3 million.

OPERATING ACTIVITIES

For the nine-month period ended March 31, 2001, our net cash used in operating activities was $32.4 million compared to $22.9 million for the nine-month period ended March 31, 2000.

INVESTING ACTIVITIES

Our net cash provided by investing activities was $2.3 million for the nine-month period ended March 31, 2001, and included $15.6 million in proceeds from the sale of non-core assets. These proceeds were partially offset by $14.0 million in capital expenditures that were for normal improvements and modifications to our facilities. Our net cash used in investing activities was $7.3 million for the nine-month period ended March 31, 2000, and included capital expenditures of $15.7 million.

FINANCING ACTIVITIES

Our net cash provided by financing activities was $28.8 million for the nine-month period ended March 31, 2001, and included net debt proceeds of $29.6 million and $784,000 in cash dividends. Our net cash provided by financing activities was $30.3 million for the nine-month period ended March 31, 2000, and included net debt proceeds of $34.4 million partially offset by $4.2 million in cash dividends.

In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in fully tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs mature on March 1, 2022, and carry a 5.8% fixed rate. The IRBs may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date.

On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017. The holders may elect to have the Notes repaid on November 15, 2007. The Senior Notes were issued under a $300.0 million shelf registration statement filed with the Securities and Exchange Commission in November 1997.

We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of other commercial banks totaling $200.0 million. The Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered rate or Federal Funds Rate. At March 31, 2001, we had letters of credit outstanding in the amount of $10.4 million that lowers our availability under the Facility, and we had borrowings outstanding in the amount of $145.8 million. We had $43.8 million available under the Facility at March 31, 2001. The facility contains covenants that prohibit us from exceeding a threshold ratio of debt to total capital and require us to maintain a minimum level of tangible net worth. In addition, we have covenants that require minimum levels of interest coverage and restrict dividends if such interest coverages are not met. During the quarter ended September 30, 2000, we discontinued our normal quarterly dividends. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation. The facility also prohibits the repurchase of our outstanding shares, and establishes maximum levels of capital expenditures by year. We were in compliance with all covenants at March 31, 2001. The Facility lenders have security interests in substantially all of our assets, as allowed by the Indenture governing the Senior Notes. Because of the current volatility of natural gas and product prices, it is possible that certain covenants will not be met in the future. Although there can be no assurances, we believe that we would be able to negotiate an amendment or waiver with our lenders.

Based on natural gas market prices as of the date of this filing, and our current hedge positions, we believe that our existing cash, cash generated from operations and available credit facilities will be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2001. There has been unprecedented volatility in natural gas prices since late spring 2000 with our corporate natural gas costs increasing 94% in the third quarter of our 2001 fiscal year over the third quarter of our 2000 fiscal year. Although natural gas prices have decreased since December, they remain volatile. If they remain at these levels, or increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity. We estimate our capital expenditure requirements for the remainder of fiscal 2001 to be approximately $6 million, which includes normal improvements and modifications to our facilities .

OUTLOOK

We believe that our nitrogen segment will continue to benefit in the near-term from the improved supply/demand outlook resulting from U.S. industry production curtailments and permanent shutdowns during fiscal 2001 and anticipated additional industry curtailments in fiscal 2002. In addition, we expect world nitrogen demand growth to exceed supply growth in the long-term as a result of projected population growth and fewer new production facilities announced to come online in the next four years. However, to maximize results in the current environment, we continue to determine operating levels for our plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. Although we experienced a late spring selling season due to weather conditions, as the season continues, we anticipate moving some sales volumes from the third fiscal quarter to the fourth fiscal quarter. Weather and final planting decisions by farmers will determine how much volume is recovered. These factors will continue to be a major determinant of whether our nitrogen facilities will operate at reduced rates or at all. Extraordinarily high natural gas prices and the seasonal nature of our business will continue to make the spring season challenging. While natural gas prices have come down since the end of December, they remain volatile. If current natural gas prices remain high or increase, it will have a material adverse impact on our performance if product prices do not experience corresponding increases. Nitrogen prices have softened since the end of our third fiscal quarter, and we expect this trend to continue through the summer; however, we do not anticipate that nitrogen prices will reach the low levels seen during fiscal 2000.

We anticipate that DAP sales prices and weak international markets will continue in the near-term to adversely affect our phosphate segment's financial results. International markets have recently been impacted by China's anticipated reduction in import quantities for calendar 2001. In addition, low agricultural commodity prices may affect domestic phosphate applications this spring. We continue to evaluate market conditions to determine what production adjustments are necessary to manage inventory levels. Finally, we believe domestic potash demand will remain firm in the near-term; however, the performance of our potash segment will depend on energy costs, maintaining improved ore grades, and the impact of anticipated low agricultural commodity prices on domestic potash applications this spring. Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward Looking Statements."

FORWARD LOOKING STATEMENTS

Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements." Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas market, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U.S. government policies, weather, and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international competitors, (vi) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (vii) the relative unpredictability of international and local economic conditions, (viii) the relative value of the U.S. dollar, (ix) environmental regulations, and (x) other important factors affecting the fertilizer industry and us as detailed under "Outlook and Uncertainties" and elsewhere in our most recent Annual Report on

Form 10-K which is on file with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risk, including changes in natural gas prices and interest rates. For more information about how we manage specific risk exposures, see Note 12 - Hedging Activities, and Note 5 - Credit Agreements and Long-Term Debt, in our Notes to Consolidated Financial Statements contained in our most recent Annual Report on Form 10-K.

To manage our natural gas price risks, we enter into derivative transactions, primarily in the near-term market, as the opportunity arises. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and product prices.

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At March 31, 2001, the fair value of open positions was calculated by valuing each position using quoted market prices on the New York Mercantile Exchange ("NYMEX"). We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of our open positions by $3.3 million at March 31, 2001.

Based on estimated trading price information from an independent market-maker for our Senior Notes, we believe the fair value of our Senior Notes at March 31, 2001, had decreased significantly from their fair value at June 30, 2000. However, since we are unaware of any actual trades at or near the relevant dates, there can be no assurance as to the extent of any decrease in the fair value of our Senior Notes. The estimated fair value for our 1998 IRBs was computed using the effective yield on state and local bonds as quoted by the Federal Reserve. At March 31, 2001, we believe the fair value of our 1998 IRBs had increased slightly from their fair value at June 30, 2000.

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

See Index of Exhibits on page 32.

(b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSISSIPPI CHEMICAL CORPORATION

Date: May 10, 2001 ---------------------------	/s/ Timothy A. Dawson -----------------------------
Timothy A. Dawson
Senior Vice President and CFO
(Principal Financial Officer and
Chief Accounting Officer)

INDEX OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.

3.1

Articles of Incorporation of the Company; filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

*
3.2	Bylaws of the Company; filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.	*
4.1	Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.	*
4.2

Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, for the issuance of up to $300 million of debt securities; filed as Exhibit 4(a) to the Company's Current Report on Form 8-K filed November 25, 1997, SEC File No. 001-12217, and incorporated herein by reference.

*
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

*
10.1

Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 2-7803, and incorporated herein by reference.

*

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.

10.2

Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.

		*
10.3

Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.

		*
10.4

Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.

		*
10.5

Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.

		*
EXHIBIT NUMBER	DESCRIPTION	PAGE NO.

10.6	Amendment No. 5, effective as of July 1, 2000, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock.	32
10.7

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

		*
10.8

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

		*
10.9

Second Amendment, effective as of September 17, 1999, to Credit Agreement dated as of November 25, 1997, among the Company, the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, SEC File No. 001-12217, and incorporated herein by reference.

		*

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.

10.10

Third Amendment, effective as of February 24, 2000, to Credit Agreement dated as of November 25, 1997, among the Company, the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, SEC File No. 001-12217, and incorporated herein by reference.

*
10.11

Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 2-7803, and incorporated herein by reference.

*
10.12

Mississippi Chemical Corporation Officer and Key Employee Incentive Plan; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

*
10.13

Mississippi Chemical Corporation Executive Deferred Compensation Plan; filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

*
10.14

Mississippi Chemical Corporation Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2000; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, SEC File No. 001-12217, and incorporated herein by reference.

*
10.15

Mississippi Chemical Corporation Nonemployee Directors' Deferred Compensation Plan; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

*
EXHIBIT NUMBER	DESCRIPTION	PAGE NO.

10.16

Mississippi Chemical Corporation Supplemental Benefit Plan, as amended and restated as of July 1, 1996; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 0-20411, and incorporated herein by reference.

*
10.17

Mississippi Chemical Corporation 1994 Stock Incentive Plan; filed as Exhibit 4.2 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

*
10.18

Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

*
10.19

Mississippi Chemical Corporation Amended and Restated 1995 Stock Option Plan for Nonemployee Directors effective November 7, 2000; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, SEC File No. 001-12217, and as Exhibit 4.2 to the Company's Form S-8 Registration Statement filed March 8, 2001, SEC File No. 333-56726, and incorporated herein by reference.

*
10.20

Mississippi Chemical Corporation 1995 Restricted Stock Purchase Plan for Nonemployee Directors; filed as Exhibit 4.4 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

*

* Incorporated by reference.

EXHIBIT 1.6

AMENDMENT NO. 5 DATED FEBRUARY 6TH, 2001

TO THE AGREEMENT BETWEEN OCP AND MPC

DATED SEPTEMBER 15TH, 1991

This Amendment No. 5 of Agreement is effective as of July 1st, 2000, between:

OFFICE CHERIFIEN DES PHOSPHATES ("OCP")

ANGLE ROUTE D'EL JADIDA ET BD DE

LA GRANDE CEINTURE - CASABLANCA

MOROCCO

                                                                                                             on the one part,

                                                                                                             ------------------

and:

---

MISSISSIPPI PHOSPHATES CORPORATION (MPC)

P.O. BOX 848

PASCAGOULA, MISSISSIPPI, USA 39568-0848

                                                                                                            on the other part.

                                                                                                            --------------------

W I T N E S S E T H

WHEREAS, OCP and MPC are parties to that certain Agreement with an Effective Date of September 15, 1991, for the sale and purchase of all MPC's requirements of phosphate rock at its Pascagoula Plant ("Agreement"); and

WHEREAS, the Agreement has been amended by Amendment No. 1 effective as of

July 1st, 1992, Amendment No. 2 effective as of July 1st, 1993, Amendment No. 3 effective as of January 1st, 1995, and Amendment No. 4 effective as of January 1st, 1997; and

WHEREAS, OCP and MPC desire to amend the Agreement as hereinafter set forth;

NOW, THEREFORE, OCP and MPC hereby agree as follows:

          1.       Article IV of the Agreement is hereby further amended by changing the second, third, fourth and fifth sentences of the definition of "Sales,

          General and Administrative Expense" to read in their entirety as follows:

                  Subject to the adjustments hereafter described, expenses shall include an annual payment of two million and 00/100 dollars

                  ($2,000,00.00) to MCC for certain services to be provided by

                  MCC to MPC. The annual payment by MPC to MCC for services

                  shall be reduced by two million and 00/100 dollars ($2,000,000.00)

                  with respect to the Contract Year commencing on July 1, 2000.

                  Thereafter, with respect to subsequent Contract Year(s), the annual payment(s) may be increased by amounts not exceeding two million and 00/100 dollars ($2,000,000.00) in the aggregate. Payment of any such increases in the annual payment(s) to MCC for services and payments to OCP of the "Deferred Portion" (as defined in

                   Addendum No. 1 to Sale Contract Addendum No. 10) shall be

                   made in the same amounts and at the same time.

2.       Except as specifically set forth in this Amendment, all of the terms and conditions of the Agreement shall continue in full force and effect.

3.       All capitalized terms used in this Amendment and not otherwise defined herein shall have the meanings set forth in the Agreement.

IN WITNESS WHEREOF, OCP and MPC have caused this Amendment to be duly executed as of the 6 day of February, 2001.

MISSISSIPPI PHOSPHATES CORPORATION     OFFICE CHERIFIEN DES

                                                                                  PHOSPHATES

By: /s/ Robert E. Jones                                              By: /s/ Mohamed Berrada

   -------------------------------                                         ----------------------------

      Robert E. Jones                                                         Mohamed Berrada

      Sr. Vice President                                                     Director General

Corporate Development