Form 10-K
period 2001-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2001-09-27
CIK 66895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 0-20411

MISSISSIPPI CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)

MISSISSIPPI

(State or other jurisdiction of incorporation or organization)

3622 Highway 49 East, P.O. Box 388, Yazoo City, MS

(Address of principal executive offices)

Registrant's telephone number, including area code:

64-0292638 (IRS Employer Identification Number) 39194 (Zip Code) (662) 746-4131

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At September 26, 2001, Mississippi Chemical Corporation had 26,163,907 shares of common stock, par value $0.01, outstanding. The Company estimates that the aggregate market value of the common stock on September  26, 2001 (based upon the prior day's closing price ($2.48) of the common stock on the New York Stock Exchange), held by nonaffiliates was approximately $60,554,963. Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on December 7, 2001 (Items 10(a) and (e), 11, 12, and 13 in Part III)

                                                                                                                    INDEX TO EXHIBITS BEGINS ON PAGE 66

ITEM 1. BUSINESS

GENERAL

Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was incorporated in Mississippi in September 1948 as the first fertilizer cooperative in the United States (the "Cooperative"). The address of the Company's principal executive office is Owen Cooper Administration Building, 3622 Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (662) 746-4131. The Company maintains a site on the World Wide Web at www.misschem.com. Information appearing on the Company's website should not be considered a part of this Annual Report on Form 10-K. The term "Company" includes Mississippi Chemical Corporation and its subsidiaries: Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Triad Nitrogen, L.L.C.; MCC Investments, Inc.; Mississippi Chemical Management Company; Mississippi Chemical Company, L.P.; Mississippi Chemical Holdings, Inc.; MissChem (Barbados) SRL; and MissChem Trinidad Limited; and Mississippi Chemical Corporation's affiliates: Farmland MissChem Limited, our 50/50 ammonia production joint venture with Farmland Industries, Inc., FMCL Limited Liability Company, our 50/50 ammonia shipping joint venture with Farmland Industries, Inc., and Houston Ammonia Terminal, L.P., our 50/50 ammonia storage joint venture with Potash Corporation of Saskatchewan. References to the Company's operations prior to July 1, 1994, refer to the Cooperative's operations. Any reference to an industrial customer or user herein includes, but is not limited to, producers who convert products purchased from the Company to other fertilizer products.

OPERATING SEGMENTS

The Company has three reportable operating segments: nitrogen, phosphates and potash. The amounts of revenue, operating profit or loss and identifiable assets attributable to each of our segments is set forth in Item 7 and Item 8 of this Annual Report on Form 10-K. Additional information about each operating segment is set forth below.

Nitrogen

     Products

     The Company produces nitrogen products at its production facilities in Yazoo City, Mississippi, Donaldsonville, Louisiana, and Point Lisas, The Republic of Trinidad and Tobago, through its 50/50 joint venture with Farmland Industries, Inc., known as Farmland MissChem Limited ("Farmland MissChem"). The Company's principal nitrogen products include anhydrous ammonia; fertilizer-grade ammonium nitrate, which is sold under the Company's trade name Amtrate® ; UAN solution, which is sold under the Company's trade name N-Sol 32® ; urea; and nitric acid. Each of the Company's nitrogen products has its own distinct characteristics that produce agronomic preferences among end-users.

     In fiscal 2001, the Company sold approximately 2.5 million tons of nitrogen products to fertilizer dealers and distributors and industrial users located primarily in the southern United States, as compared to approximately 3.0 million tons of nitrogen products in fiscal 2000. The decrease in tons sold in fiscal 2001 is primarily due to reduced inventory caused by curtailed production, wet weather conditions during the third fiscal quarter, and reduced demand and increased imports in the third and fourth fiscal quarters. Net sales of nitrogen products by the Company in fiscal 2001 were approximately $369.5 million, which represented approximately 68% of consolidated net sales.

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

     In fiscal 2001, the Company produced approximately 994,000 tons of anhydrous ammonia at its Yazoo City and Donaldsonville facilities. The Company is obligated by contract to purchase one-half of the anhydrous ammonia (approximately 350,000 tons per year) produced by Farmland MissChem at a discount to market, subject to a minimum price. In fiscal 2001, the Company purchased approximately 332,000 tons pursuant to its contract with Farmland MissChem and approximately 470,000 tons from nonaffiliates for resale or upgrade to other fertilizer products. In fiscal 2001, the Company sold approximately 891,000 tons of anhydrous ammonia, approximately 845,575 tons of which were sold as a raw material for industrial users. The Company consumed approximately 905,000 tons of anhydrous ammonia as a raw material to manufacture its other nitrogen products and diammonium phosphate at its Pascagoula facility.

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

     The Company produced approximately 583,000 tons of solid ammonium nitrate fertilizer at its Yazoo City facility in fiscal 2001. The Company sold approximately 587,000 tons of solid ammonium nitrate fertilizer to fertilizer dealers and distributors and approximately 11,000 tons of ammonium nitrate synthesis to industrial users in fiscal 2001. The solid ammonium nitrate produced by the Company is sold under the registered trade name Amtrate® .

     UAN Solution. The Company produced approximately 465,000 tons of UAN solution at its Yazoo City facility in fiscal 2001. The Company sold approximately 442,000 tons of UAN solution to fertilizer dealers and distributors in fiscal 2001 under the registered trade name N-Sol 32® . In addition, the Company purchased and resold approximately 10,000 tons of UAN solution in fiscal 2001. N-Sol 32® is a 32% nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. N-Sol 32® is used as a direct application product for cotton, corn, grains, and pastures, as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial increase in the use of UAN solution as a part of the overall growth in the agricultural consumption of nitrogen products in the United States and as a replacement product for ammonia used for direct application to crops.

     Urea. In fiscal 2001, the Company produced approximately 489,000 tons of prilled urea, urea melt, and granular urea at its Donaldsonville and Faustina facilities. The Company sold approximately 247,000 tons of prilled urea, approximately 166,000 tons of urea melt, approximately 66,000 tons of granular urea, and approximately 15,000 tons of urea synthesis in fiscal 2001. Urea is synthesized by the reaction of ammonia and carbon dioxide. At 46% nitrogen by weight, urea is the most concentrated form of dry nitrogen. Because urea undergoes a complex series of changes within the soil before the nitrogen it contains is ultimately converted into a form that can be used by plants, it is considered a long-lasting form of nitrogen. As a fertilizer product, urea is acceptable as both a direct-application material and as an ingredient in fertilizer blends. In fiscal 2001, the Company sold approximately 57% of its urea tons to industrial users and manufacturers of animal feeds. The remainder of our urea sales were to fertilizer dealers and distributors.

     Nitric Acid. In fiscal 2001, the Company produced approximately 698,000 tons of nitric acid at its Yazoo City facility. The Company sold approximately 63,000 tons of nitric acid to industrial users and used the balance of nitric acid produced in fiscal 2001 as a raw material for the production of Amtrate® and N-Sol 32® . Nitric acid is used by industrial customers to produce end products such as nylon fibers, polyurethane foams, rubber chemicals and specialty fibers. The Yazoo City facility has the largest single site capacity for nitric acid in the United States.

     Production and Properties

     Yazoo City, Mississippi. The Yazoo City facility is a closely integrated, multiplant production complex located on approximately 2,239 acres, with approximately 60 acres of such land subject to a long-term lease with Yazoo County, Mississippi. The complex includes two anhydrous ammonia plants, five nitric acid plants, an ammonium nitrate plant, two urea plants, and a UAN solution plant. The Company's corporate headquarters, which has approximately 65,000 square feet of office space, is located adjacent to the Yazoo City plant.

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

     The Yazoo City facility includes a 20.5 megawatt cogeneration facility that produces savings by the simultaneous generation of electricity and steam. Adequate backup electricity and water supply are available. The Yazoo City plant and the port facility have direct access to barge, rail, and truck transportation and the Yazoo City plant is strategically located for the purchase of competitively priced natural gas.

     Donaldsonville, Louisiana. The Donaldsonville facility is a closely integrated, multiplant nitrogen complex located on approximately 766 acres fronting the Mississippi River at Donaldsonville, Louisiana. The facility includes two anhydrous ammonia plants with a combined annual production capacity of approximately 992,000 tons and a urea plant with an annual urea synthesis production capacity of approximately 578,000 tons and an annual prilled urea capacity of approximately 396,000 tons. The plant has storage facilities for anhydrous ammonia (60,000 tons) and urea (40,000 tons).

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

     Faustina, Louisiana. On September 20, 2001, the Company sold the Faustina facility back to its prior owner, IMC Phosphates Company. Since the Faustina facility was idled during substantially all of fiscal 2001, the sale of the facility will not adversely impact our results of operations for fiscal 2002. The Faustina facility consists of one urea synthesis plant feeding two granulation trains that fronts the Mississippi River at Faustina, Louisiana. The Faustina facility has an annual production capacity of approximately 267,000 tons. The Company operated the Faustina facility in conjunction with its Donaldsonville facility located approximately one mile away. The Faustina facility has ready access to rail, ammonia pipeline transportation, and economical oceangoing vessel and barge transportation for its urea product and approximately 8,400 tons of storage capacity.

     Point Lisas, Trinidad. The Farmland MissChem facility has an annual production capacity attributable to the Company's 50% interest of approximately 350,000 tons. In fiscal 2001, the Company purchased approximately 332,000 tons of ammonia from the Farmland MissChem facility. This ammonia was used as a raw material for upgrading into finished fertilizer products at the Company's existing facilities and to meet the Company's contractual commitments to certain industrial customers.

     Marketing and Distribution

     The Company sells its nitrogen products to fertilizer dealers and distributors as well as industrial users located primarily in the southern region of the United States where its facilities are located. In fiscal 2001, approximately 50% of the Company's nitrogen tons sold were to industrial users, which represents approximately 56% of nitrogen net sales. Although the Company has traditionally sold the majority of its nitrogen products through the agricultural fertilizer distribution chain, the Company continues to focus its efforts on increasing the percentage of nitrogen product sold to industrial users in order to reduce the Company's exposure to the seasonal and cyclical nature of the agricultural fertilizer markets.

     In the agricultural fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers. Larger customers (distributors and large multilocation dealers) arrange for distribution, storage, and financing of nitrogen products. The majority of the Company's agricultural sales are made to distributors and large dealers in the Company's primary trade area, while almost all industrial sales are made directly to the end user. The ten states that make up the Company's primary trade area are Mississippi, Texas, Alabama, Louisiana, Tennessee, Georgia, Kentucky, Arkansas, Missouri and Florida.

     The Company transports its nitrogen products by barge, rail, pipeline, truck and oceangoing vessels. The Company's distribution network includes numerous trucks, a pipeline that pumps UAN solution from its Yazoo City plant to its Yazoo River port facility, and 22 owned or leased nitrogen warehouses and terminals, consisting of approximately 240,000 tons of total capacity, that are strategically placed in high-consumption areas in Alabama, Arkansas, California, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, Ohio, and Texas. The Company also owns a 50% interest in an ammonia storage terminal in Pasadena, Texas, and a 50% interest in FMCL Limited Liability Company ("FMCL"), a joint venture with Farmland Industries, Inc., that provides transportation of ammonia from the Farmland MissChem facility in Trinidad to the United States and other world markets. FMCL has executed two long-term time charter agreements for oceangoing vessels with a European shipowner. Both agreements establish a fixed charter rate for the vessels during the entire time that the agreements are in effect. The Company believes that the time charter agreements provide a hedge against unfavorable fluctuations in shipping rates and will be a cost-effective method of transporting its Trinidad product.

     Raw Materials

     Natural Gas. Natural gas is the primary raw material used by the Company in the manufacture of nitrogen products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia that is then upgraded into other nitrogen products. During fiscal 2001, natural gas prices reached record highs and the cost of natural gas represented approximately 80% of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic success of the Company's nitrogen business depends upon the availability of reasonably priced natural gas relative to the prevailing market price for ammonia.

     In today's natural gas market, the Company's total delivered natural gas cost generally consists of two components -- the market price of the natural gas in the producing area at the point of delivery into a pipeline and the fee charged by the pipeline for transporting the natural gas to the Company's plants. The cost of the transportation component can vary substantially depending on whether or not the pipeline has to compete for business. Therefore, it is extremely important to the Company's competitiveness that it have access to multiple natural gas sources and transportation services. In addition to the impact on transmission costs, access alternatives enable the Company to benefit from natural gas price differences that may exist from time to time in the various natural gas producing areas.

     The natural gas requirements of the Yazoo City facility are approximately 70,000 Mcf per day. The Company receives the majority of its natural gas requirements for the Yazoo City facility from two natural gas marketers, Dynegy Marketing and Trade ("Dynegy") and Mirant Americas Energy Marketing, L.P. ("Mirant"). The Company's agreements with Dynegy and Mirant allow for the firm delivery of gas, at market-related prices, through the Yazoo City facility's direct connections to the interstate pipeline systems operated by Southern Natural Gas Company, a subsidiary of El Paso Energy Corporation, and Texas Eastern Transmission Corporation. Pursue Energy Corporation ("Pursue") continues to be another natural gas supplier of the Yazoo City facility from Pursue's reserves located in Rankin County, Mississippi. In addition, the Company's 60-mile, 12-inch-diameter natural gas pipeline provides the Yazoo City plant with direct access to the Pursue reserves, along with low-cost transportation of the Pursue gas, direct access to an additional interstate pipeline, and direct access to a large intrastate gathering and transmission system in southern Mississippi. As a result of this access to multiple sources, the Company benefits from competition for the transportation and supply of natural gas.

     Natural gas requirements for the Donaldsonville facility are approximately 105,000 Mcf per day. The Donaldsonville facility is located in one of the primary natural gas producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from competition among the many suppliers that have transport capabilities on the intrastate lines. All of the Donaldsonville facility's current natural gas requirements are being supplied under fixed-term contracts with Bridgeline Gas Marketing LLC, BP Energy Company, Noble Gas Marketing, Inc., Reliant Energy Services, Inc., and Pontchartrain Natural Gas System. These contracts provide for market-sensitive pricing and firm delivery supply commitments.

     As a result of favorable access to natural gas supplies at the Yazoo City and Donaldsonville facilities, the Company believes that the loss of any particular supplier would not have a material impact on plant operations at either location. There have been no significant supply interruptions at either location.

     Gas prices can be influenced significantly by short-term factors such as weather, storage levels, gas transportation interruptions, and competing fuel prices. The Company uses derivative transactions such as natural gas futures contracts, commodity swaps or similar derivative financial instruments related to the price of natural gas to manage our natural gas price risk. Relative to fiscal 2000 and 1999 levels, our nitrogen operating segment's fiscal 2001 delivered cost of domestic natural gas increased 64% and 104%, respectively, while our consolidated fiscal 2001 delivered cost of domestic natural gas increased approximately 66% and 107%, respectively.

     Ammonia. Ammonia is a necessary raw material for production of the Company's other nitrogen products. The Company supplied the majority of its ammonia requirements in fiscal 2001. Third-party ammonia purchases by the Company from outside suppliers in fiscal 2001 for resale and production of its other nitrogen products totaled approximately 470,000 tons, which is a substantial increase over the 6,600 tons purchased from third-parties in fiscal 2000. This increase is attributable to the fact that our ammonia plants were idled at various times during fiscal 2001 due to the unfavorable relationship between natural gas prices and nitrogen product prices. The Company anticipates that it will be able to supply substantially all of its ammonia requirements in fiscal 2002 from the Company's ammonia plants at the Yazoo City facility, the Donaldsonville facility, and the Trinidad facility. However, high natural gas prices, as seen in fiscal 2001, may make it more economical to purchase ammonia than to produce ammonia.

Phosphate

     Products

     The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 2001, the Company produced approximately 694,000 tons of DAP and sold approximately 716,000 tons. Net sales of DAP by the Company in fiscal 2001 were approximately $95.3 million, which represented approximately 18% of consolidated net sales.

     DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18% nitrogen and 46% phosphate (P205) by weight. DAP is an important fertilizer product both for direct application and for use in blended fertilizers applied to all major types of row crops.

     Production and Properties

     The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 2,125 acres. The Pascagoula facility is a closely integrated, multiplant phosphatic fertilizer complex where the primary facilities are two phosphoric acid plants, two sulfuric acid plants, and a DAP granulation plant. The phosphoric acid plants have an annual production capacity of approximately 427,000 tons, the two sulfuric acid plants have a combined annual production capacity of approximately 1,120,000 tons, and the DAP granulation plant has an annual production capacity of approximately 900,000 tons. The plant has storage facilities for finished product (80,000 tons), as well as for the primary raw materials: phosphate rock (100,000 tons), sulfur (10,000 tons), and ammonia (25,000 tons).

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

     Marketing and Distribution

     Almost all of our DAP sales are for agricultural use, and the majority of our DAP sales are for international markets. Since October 1, 1997, all of the Company's export sales of DAP have been made through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as PhosChem, and all domestic sales of DAP have been made through the Company's internal sales staff. In fiscal 2001, DAP sales to Phoschem represented approximately 12% of our consolidated net sales and approximately 66% of the total DAP tonnage sold by the Company, which exports went to Belize, China, Guyana, India, Mexico, Pakistan, and Thailand. China, Thailand, and India received approximately 41%, 24%, and 18%, respectively, of the DAP tonnage exported by the Company in fiscal 2001. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

     Raw Materials

     Phosphate Rock. Phosphate rock is one of the primary raw materials used in the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock are approximately 1.5 million tons per year. Since 1991, the Company has purchased all of its phosphate rock for the Pascagoula facility pursuant to a long-term requirements contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco. OCP is the world's largest producer and exporter of phosphate rock and upgraded phosphates. The term of the OCP contract expires June 30, 2016. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the operating performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed, such as during the last two fiscal years. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be very good.

     Sulfur. Sulfur is used in the manufacture of sulfuric acid at the Pascagoula plant. Sulfur is in adequate supply and is available on the open market in quantities sufficient to satisfy the Company's current requirements, which are approximately 350,000 tons per year. The location of the Company's plant at Pascagoula, Mississippi, near major oil and gas fields that supply substantial amounts of sulfur, provides the Company with a strategic advantage in the purchase of sulfur over its Florida competitors.

     Ammonia. Ammonia is a necessary raw material for production of DAP. Third-party ammonia purchases by the Company from outside suppliers in fiscal 2001 for use as a raw material in the production of DAP were only approximately 30,000 tons. The Company anticipates that it will be able to supply all of its ammonia requirements for DAP production in fiscal 2002 from the Company's ammonia plants at the Donaldsonville facility and the Trinidad facility. However, high natural gas prices may make it more economical to purchase ammonia than to produce ammonia.

Potash

     Products

     The Company produces potash at two mines and related facilities near Carlsbad, New Mexico, which are referred to by the Company as the "East Facility" and the "West Facility." The Company also operates a granular compaction plant near the East and West Facilities which is referred to as the "North Facility." In fiscal 2001, the Company produced approximately 928,000 tons of potash and sold approximately 811,000 tons, primarily in granular form. Net sales of potash products by the Company in fiscal 2001 were approximately $74.3 million, which represented approximately 14% of consolidated net sales.

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

     Production and Properties

     The West Facility, which consists of a potash mine and refinery, has an annual production capacity of approximately 538,000 tons of red potash. The West Facility is located on approximately 1,046 acres that are subject to long-term federal leases. All of the refined product produced at the West Facility is transported to the North Facility compaction plant where the vast majority is converted to granular form and is sold to agricultural fertilizer dealers and distributors. A small portion of the production from the West Facility is sold directly as a standard grade product. The North Facility has an annual granulation capacity of approximately 550,000 tons and is located on approximately 1,387 acres, with approximately 1,027 acres of such land subject to long-term federal potassium leases. Located contiguous to the North Facility are storage (160,000-ton capacity) and shipping facilities from which the finished product is transported by rail and truck to agricultural customers in both the domestic and export markets.

     The East Facility, which has an annual production capacity of approximately 560,000 tons of white potash, consists of a potash mine, refinery, and compaction plant. All of the refined product produced at the East Facility is a higher-purity white potash in standard form. The East Facility is located on approximately 1,609 acres, with approximately 1,289 acres of such land subject to long-term federal and state potassium leases. Approximately 45% of the East Facility production is converted to a granular form at the on-site compaction plant and sold as an agricultural fertilizer. The remaining 55% is sold to agricultural and industrial users in its original standard form. The East Facility also has storage (160,000-ton capacity) and shipping facilities suitable for the distribution of product by rail and truck to the Company's agricultural and industrial customers. During fiscal 2001, the East Facility began mining toward the West Facility, and we anticipate connecting these two facilities by the end of fiscal 2003, which we expect to provide improved ore grades, operational flexibility, and economies of scale.

     On December 3, 1997, the Company suspended plant operations at its Eddy Potash mine and refinery because the depletion of the higher-grade ore zone rendered the continued operation of conventional mining methods at Eddy Potash uneconomical. The Company continues to evaluate alternative mining methods for the Eddy Potash reserves.

     The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 111,448 surface acres, which consist of approximately 220,000 subsurface acres due to the naturally occurring overlap of ore zones in the Carlsbad potash basin. The estimates of potash ore reserves provided below were calculated using the latest bore hole data and sophisticated modeling programs, which were completed in September 2000 and adjusted for the actual mined tons in fiscal year 2001.

     The Company's proven and probable reserves at the West Facility are estimated to be 351 million tons (the "West Facility Reserves") with an average grade of 15.5% K2O. The Company estimates that it can mine 321 million tons of the West Facility Reserves at an average grade of 14.8% K2O using current mining technology. The Company's proven and probable reserves at the North Facility are estimated to be 95 million tons (the "North Facility Reserves") with an average grade of 14.5% K2O. The Company estimates that it can mine 79 million tons of the North Facility Reserves at an average grade of 14.5% K2O using current mining technology. The Company's proven and probable reserves at the East Facility are estimated to be 130 million tons (the "East Facility Reserves") with an average grade of 14.9% K2O. The Company estimates that it can mine110 million tons of the East Facility Reserves at an average grade of 14.4% K2O using current mining technology.

     The Company's total proven and probable reserves (the "Total Reserves") are estimated to be 576 million tons with an average grade of 15.2% K2O. The Company estimates that it can mine 510 million tons of the Total Reserves at an average grade of 14.7% K2O (the "Mineable Reserves") using current mining technology and that the Mineable Reserves will yield 100 million tons of muriate of potash ("KCL") available for sale to customers. Eddy Potash's reserves are excluded since these estimates include only the reserves which can be economically recovered by conventional mining techniques. At current production rates and with current mining technology, the Company's Total Reserves have a remaining life of several decades.

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

     Fiscal 2001 industrial potash sales represented approximately 19% of potash tons sold and approximately 22% of potash net sales. Approximately 16% of the Company's fiscal 2001 potash tons sold were to international markets, which represented approximately 15% of potash net sales. The Company's potash export sales are made through Potash Corporation of Saskatchewan Sales Limited. The fiscal 2001 export sales were to Brazil, Colombia, Dominican Republic, Ecuador, Japan, Martinique, Mexico, Nicaragua, South Africa, and Venezuela. Potash for export is transported by rail to Mexico and to terminal facilities on the Texas Gulf Coast, where it is loaded onto oceangoing vessels for shipment.

CERTAIN BUSINESS FACTORS

Factors Affecting Fertilizer Demand and Prices

With virtually all of our nitrogen net sales and approximately 87% of our consolidated net sales in fiscal 2001 derived from domestic markets, the Company's operating results are highly dependent upon conditions in the U.S. agricultural industry. A variety of factors beyond the Company's control can materially affect domestic fertilizer demand and pricing. These factors include, but are not limited to, futures prices for crops that require significant fertilizer application, U.S. planted acreage, government agricultural policies, fertilizer application rates and product selection, projected grain stocks, crop failure, weather, changing or unpredictable crop choices by farmers and changes in agricultural production methods. Since fertilizers, particularly anhydrous ammonia and urea, are also used for industrial applications, industrial markets and the general economy can also affect product demand and prices.

International market conditions also significantly influence the Company's operating results. The market for fertilizers is influenced by such factors as the availability of inexpensive natural gas in foreign countries, the relative value of the U.S. dollar and its impact upon the cost of importing or exporting fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries, and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment. The Company is also subject to general risks of doing business abroad, including risks associated with economic or political instability.

Fertilizer prices can be extremely volatile, with significant price changes from one growing season to the next. Fertilizers are global commodities and can be subject to intense price competition from domestic and foreign sources. No assurance can be given that average realized prices paid for the Company's fertilizer products will be at any given level.

Dependence on Natural Gas

Natural gas is the primary raw material used in the manufacture of nitrogen products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is then used in the production of all other nitrogen products. Anhydrous ammonia is also a raw material in the production of DAP. Accordingly, the Company's profitability is dependent upon the price and availability of natural gas. A significant increase in the price of natural gas (such as the sustained increases during fiscal years 2001 and 2000 as compared to historical averages) that is not recovered through an increase in the price of the Company's nitrogen products, or an extended interruption in the supply of natural gas to our production facilities, will have a material adverse effect on our results of operations and financial condition.

Seasonality

Sales of the Company's fertilizer products to agricultural customers are typically seasonal in nature and usually result in the Company's generating a greater amount of net sales and operating income in the Spring (the Company's third and fourth fiscal quarters). However, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns as well as the relationship between natural gas and nitrogen product prices. In addition, the seasonal nature of our business requires us to incur appreciable expenditures for fixed costs throughout the year and for inventory in advance of the Spring planting season. During the fourth fiscal quarter of 2001, our revenues and tons sold were substantially less than expected due to market-related curtailed production, wet weather, reduced demand, and increased imports. The Company plans to increase the percentage of its net sales to industrial customers whose purchases are more evenly spread over the Company's fiscal year. Approximately 35% of the Company's tons sold for fiscal year 2001 were attributable to industrial sales, which represents approximately 42% of consolidated net sales. The Company anticipates that the percentage of net sales to industrial customers will increase over the next several fiscal years.

Competition

Since fertilizers are global commodities available from numerous sources, fertilizer suppliers compete primarily on the basis of delivered price. Other competitive factors include product quality, customer service, plant efficiency, and availability of product. As a result, markets for our products are highly competitive. The Company competes with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent fertilizer companies. Many of the Company's competitors have larger financial resources and sales than the Company. Foreign competitors often have access to cheaper raw materials or are owned or subsidized by their governments and, as a result, may have cost advantages over domestic companies. Additionally, foreign competitors are frequently motivated by nonmarket factors such as the need for hard currency.

     Nitrogen

     The Company produces and sells its nitrogen products primarily in the southern United States where it enjoys a logistical and freight advantage over certain foreign and domestic competitors. However, dealers and distributors located in this region re-market a substantial quantity of these nitrogen products to end users outside of the southern United States. Because competition is based largely on the delivered price, maintaining low production costs is critical to competitiveness. Natural gas comprises a significant portion of the raw materials cost of the Company's nitrogen products. Competitive natural gas purchasing is essential to maintaining the Company's cost competitiveness. This is especially true considering that certain foreign competitors can purchase natural gas at a lower price than the price typically paid by the Company. Our results of operations were adversely affected in fiscal 2001 by imported product made with low-cost natural gas, which impact was exacerbated by the strong U.S. dollar. Also important is efficient use of this gas because of the energy-intensive nature of the nitrogen business. Therefore, cost-competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low-cost competitive position. In the highly fragmented nitrogen market, product quality and customer service also can be sources of product differentiation.

     Phosphate

     The Company customarily sells approximately two-thirds of its DAP through PhosChem to international markets. The U.S. phosphate industry is concentrated, and the Company is smaller than most of its competitors in terms of resources and sales. Most of the Company's principal competitors have captive sources of some or all of the raw materials needed to manufacture DAP, which may provide them with cost advantages. The Company's long-term phosphate rock contract with OCP has a flexible pricing mechanism that is a key element to the Company's ability to compete.

     Potash

     Most potash consumed in the United States is provided by large Canadian producers who have economies of scale and lower variable costs than their U.S. counterparts. The dominant competitors in this industry are Potash Corporation of Saskatchewan and IMC Global, Inc.. Our subsidiary, Mississippi Potash, Inc., and IMC Global, Inc., own approximately 94% of U.S. potash production capacity, substantially all of which is located in the Carlsbad, New Mexico, area. While the Carlsbad producers have higher mining costs than the Canadian producers, this disadvantage may be offset by logistical and freight advantages in certain markets in the southwestern United States and the lower United States Corn Belt.

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

Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 2001 - $.27 million; 2000 - $.5 million; and 1999 - $2.0 million. Environmental capital expenditures projected for fiscal year 2002 are approximately $4.35 million, and approximately $2.56 million for fiscal year 2003. Of the $4.35 million planned for 2002, $3.5 million will be spent on a new wastewater treatment system at our facility in Pascagoula, Mississippi. Closure costs associated with the West phosphogypsum disposal facility (the "West Disposal Facility") at our Pascagoula, Mississippi, facility represent $2.4 million of the $2.56 million anticipated to be spent in 2003. The Company has accrued costs for the future closure of the West Disposal Facility. The balance of the accrual as of June 30, 2001, is approximately $8.7 million. Regulatory officials have approved the Company's engineering plan for closure of the West Disposal Facility and issued a compliance order with respect to our plan. We do not anticipate accruing additional costs relating to the closure of the West Disposal Facility.

The Company believes that its policies and procedures now in effect are in compliance with applicable laws and with the permits relating to the facilities in all material respects. However, in the normal course of its business, the Company is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries. Although environmental expenditures have not been material during the last three fiscal years, it is impossible to predict or quantify the impact of future environmental laws, regulations and costs.

Financial Information About Foreign and Domestic Sales and Operations

The amount of revenue attributable to the Company's sales to foreign and domestic markets over the last three fiscal years and the carrying value of the Company's foreign and domestic assets over the last three fiscal years is set forth in Item 8 of this Annual Report on Form 10-K under the caption "Note 12-Segment Information" contained in the "Notes to Consolidated Financial Statements."

EXECUTIVE OFFICERS AND EMPLOYEES

Executive Officers of the Registrant

Executive officers are elected for a one-year term by the Board of Directors. The Company's executive officers are as follows:
Name of Officer	Age	Office and Employment During the Last Five Fiscal Years
Charles O. Dunn	53	President and Chief Executive Officer since April 1, 1993
C. E. McCraw	53	Senior Vice President-Operations since July 12, 1994
Robert E. Jones	53	Senior Vice President-Corporate Development since October 1, 1997; Senior Vice President and General Counsel (1996-1997)
David W. Arnold	64	Senior Vice President-Technical Group since July 1, 1991
Timothy A. Dawson	47	Senior Vice President and Chief Financial Officer since April 22, 1999; Vice President-Finance (1996-1999)
Ethel Truly	51	Vice President-Administration since January 18, 1996
William L. Smith	51	Vice President and General Counsel since November 11, 1998; General Counsel (1997-1998); partner in the law firm of Brunini, Grantham, Grower & Hewes, PLLC (1982-1997)
Joe A. Ewing	50

Vice President-Marketing and Distribution since September 1, 1999; Director of Marketing and Distribution (1998-1999); Director of Converted Nitrogen Sales (1997-1998); Director of Procurement and Distribution (1993-1997)

Bruce J. Brumfield, Jr.	40	Vice President-Strategic Initiatives since May 16, 2001; Director of Strategic Initiatives (2000-2001); Corporate Counsel (1995-2000)

Employees

As of September 19, 2001, the Company employed approximately 1,365 persons throughout all of its locations, none of whom are represented by unions.

ITEM 2. PROPERTIES

Information regarding the location and general character of the Company's plants and mines is included in this Annual Report on Form 10-K in Part I, Item 1 "Business," under the headings "Production and Properties" and "Marketing and Distribution" for each operating segment.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol "GRO." The high and low sales prices as reported by the New York Stock Exchange for each quarter of fiscal 2001 and 2000 required by this Item 5 appear in the quarterly results tables under the heading "Quarterly Results" in Item 8 of this Annual Report on Form 10-K.

Holders

As of September 26, 2001, the record number of holders of our common stock was 13,670.

Dividends

We have historically paid a quarterly cash dividend as shown in the quarterly results tables under the heading "Quarterly Results" in Item 8 of this Annual Report on Form 10-K. Due to our performance, the Board discontinued the payment of cash dividends with the first quarter of fiscal 2001. Our revolving credit facility no longer permits the payment of a cash dividend.

ITEM 6. SELECTED FINANCIAL DATA
Income Statement Data:	Fiscal Years Ended June 30
(In thousands, except per share data)	2001	2000	1999	1998	1997
Net sales	$ 540,401	$ 485,199	$ 467,899	$ 493,712	$ 496,316
Operating (loss) income	$ (105,153)	$ (19,624)	$ 8,455	$ 37,936	$ 91,209
Net (loss) income	$ (95,249)	$ (23,664)	$ (3,608)	$ 22,974	$ 55,815
(Loss) earnings per share - basic	$ (3.64)	$ (0.91)	$ (0.14)	$ 0.84	$ 2.29
(Loss) earnings per share - diluted	$ (3.64)	$ (0.91)	$ (0.14)	$ 0.84	$ 2.29
Weighted average common shares outstanding - basic	26,132	26,132	26,392	27,355	24,329
Weighted average common shares outstanding - diluted	26,132	26,132	26,392	27,390	24,404

Balance Sheet Data:	June 30
(In thousands, except per share data)	2001	2000	1999	1998	1997
Working capital	$ 113,785	$ 90,706	$ 84,364	$ 64,086	$ 53,910
Total assets	$ 779,607	$ 870,689	$ 898,888	$ 912,332	$ 858,545
Long-term debt, excluding long-term debt due within one year	$ 386,285	$ 330,307	$ 305,857	$ 304,705	$ 244,516
Shareholders' equity	$ 289,757	$ 391,598	$ 420,228	$ 448,525	$ 439,429
Cash dividends declared per common share	$ 0.03	$ 0.19	$ 0.40	$ 0.40	$ 0.40

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industrial users for use primarily in the southern and western regions of the United States. Our common stock is traded on the New York Stock Exchange under the symbol "GRO." As of September 26, 2001, shareholders of record numbered approximately 13,670. The following is management's discussion and analysis of our financial condition and results of operations, which should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS - FISCAL 2001 COMPARED TO FISCAL 2000

Overview

For the fiscal year ended June 30, 2001, we incurred a net loss of $36.9 million (or $1.41 per basic and diluted share), before a non-cash impairment charge of $58.4 million, and incurred a net loss of $95.2 million (or $3.64 per basic and diluted share) after the non-cash impairment charge. This compares to a net loss of $23.7 million (or $0.91 per basic and diluted share) for fiscal 2000. The non-cash impairment charge for the fiscal year ended June 30, 2001, related to a partial write-down of goodwill associated with our nitrogen production assets. The goodwill was recorded in connection with an acquisition made in December 1996.

Net sales increased to $540.4 million in fiscal 2001 from $485.2 million in fiscal 2000. We incurred an operating loss of $46.8 million in fiscal 2001, before a non-cash impairment charge, compared to an operating loss of $19.6 million in fiscal 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current year were $8.9 million before the non-cash impairment charge compared to $29.5 million for the prior year.

This fiscal year was characterized by record high natural gas prices, which significantly increased U.S. nitrogen production costs. As a result, U.S. industry production was reduced by 23% during this fiscal year according to The Fertilizer Institute. Our nitrogen plants were down at various times in the year resulting in $18.5 million of idle plant costs. Moreover, lower U.S. production, combined with a strong dollar, precipitated an influx of nitrogen imports from areas with low-cost natural gas. In the July 2000 to May 2001 time period, imports of solid urea and nitrogen solutions were up 60% and 150%, respectively.

Our results of operations have historically been influenced by a number of factors beyond our control, which have at times had a significant impact on our operating results. Fertilizer demand and prices are highly dependent upon a variety of conditions stated in this Annual Report on Form 10-K under the headings "Certain Business Factors" in Item 1, and "Outlook" and "Forward-Looking Statements" in this Item 7.

Net Sales

     Overview.  For fiscal 2001, our net sales increased 11% to $540.4 million, from $485.2 million for fiscal 2000. This increase was primarily the result of higher sales prices for our nitrogen products partially offset by lower sales volumes for all product groups.

     Summaries of our sales results by business unit are set forth below:

	Fiscal Years Ended June 30
(Dollars in thousands)			%
	2001	2000	Inc. (Dec.)
Net Sales:
Nitrogen	$369,450	$290,613	27%
DAP	95,252	103,458	(8%)
Potash	74,305	89,766	(17%)
Other	1,394	1,362	2%
Net Sales	$540,401	$485,199	11%

	Fiscal Years Ended June 30
(Tons in thousands)	2001	2000	% Inc. (Dec.)
Tons Sold:
Nitrogen:
Ammonia	891	949	(6%)
Ammonium Nitrate	598	740	(19%)
Urea	494	582	(15%)
Nitrogen solutions	452	663	(32%)
Nitric acid	63	40	58%
Total Nitrogen	2,498	2,974	(16%)
DAP	716	762	(6%)
Potash	811	1,012	(20%)

	Fiscal Years ended June 30
	2001	2000	% Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 148	$ 98	51%
DAP	$ 133	$ 136	(2%)
Potash	$ 92	$ 89	3%

	Fiscal Years Ended June 30
(Dollars in thousands)	2001	2000
Operating Loss:
Nitrogen (1)	$ (86,416)	$ (15,828)
Phosphate	$ (17,436)	$ (5,541)
Potash	$ (2,876)	$ 4,037
Other	$ 1,575	$ (2,292)
Total	$(105,153)	$ (19,624)

 (1)  Fiscal 2001 nitrogen operating loss includes a non-cash impairment charge of $58.4 million related to a partial write-down of goodwill associated with our nitrogen production assets.

     Nitrogen.  During fiscal 2001, nitrogen sales increased 27% as compared to fiscal 2000. This increase was the result of a 51% increase in nitrogen sales prices partially offset by a 16% decrease in nitrogen sales volumes. The average sales price for ammonia, ammonium nitrate, urea and nitrogen solutions increased 46%, 31%, 55% and 79%, respectively. Industry-wide production curtailments due to unprecedented increases in natural gas prices during the winter created a perceived supply-demand imbalance that contributed to increased nitrogen prices. Prices for all products, however, reached high points during the winter and declined rapidly as the spring season progressed. Ammonium nitrate did not benefit as much from the supply/demand imbalance primarily because of heavy Ukrainian imports during the fall of calendar 2000. Nitrogen sales volumes decreased 16% during fiscal 2001 as a result of reduced inventory caused by curtailed production, wet weather conditions during the third fiscal quarter, and reduced demand and increased imports in the third and fourth fiscal quarters. Sales volumes for ammonia, ammonium nitrate, urea and nitrogen solutions decreased 6%, 19%, 15% and 32%, respectively.

     Phosphate.  During fiscal 2001, our DAP sales decreased 8%. This decrease was the result of a 2% decrease in sales prices and a 6% decrease in sales volumes. Sales prices decreased as the result of an oversupply of product in international markets. During our third fiscal quarter, lower demand in both the domestic and export markets reduced tons sold. Our DAP plant was idled during the month of May 2001 in order to match production to market conditions.

     Potash.  Our potash sales decreased 17% during fiscal 2001. This decrease was the result of a 20% decrease in sales volumes partially offset by a 3% increase in sales prices. Sales volumes were lower due to reduced domestic consumption and reduced export volumes, primarily during the first nine months of fiscal 2001.

Cost of Products Sold

     Overview.  Our cost of products sold increased to $534.2 million, from $465.7 million. As a percentage of net sales, cost of products sold increased to 99%, from 96%. Cost of products sold increased as a percentage of net sales primarily as a result of higher costs per ton for our nitrogen products partially offset by higher sales prices for our nitrogen products. Our company-wide average natural gas price increased 66% during fiscal 2001.

     Nitrogen.  Our nitrogen costs per ton increased 51% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas at these facilities increased 64% to $4.50 per MMBtu. Natural gas makes up approximately 80% of the cost of ammonia and accounted for approximately 65% of total nitrogen production costs in fiscal 2001. Another reason our nitrogen costs per ton were lower in fiscal 2000 was that we recorded a gain of $4.5 million related to an unusually high recovery and sale of precious metals formerly used as catalysts during prior periods at our Yazoo City facility. During fiscal 2001, we also had additional costs related to third party purchases of ammonia, higher per-ton fixed costs at our domestic facilities as a result of reduced operating rates, and lower equity earnings from our joint venture ammonia plant in Trinidad, Farmland MissChem Limited ("Farmland MissChem"). During fiscal 2001, our domestic ammonia production volume was down approximately 37% compared to fiscal 2000. To meet customer commitments and to support upgraded product production, we purchased approximately 470,000 tons of ammonia in the open market.

     During fiscal 2001, Farmland MissChem had lower earnings than the prior year primarily because it received $3.4 million in insurance proceeds in the prior fiscal year for a business interruption claim arising from downtime that occurred in March and April of 1999. Our portion of the earnings from Farmland MissChem was $7.2 million in fiscal 2001, as compared to $10.3 million, without the business interruption claim, in fiscal 2000. During fiscal 2001, Farmland MissChem incurred higher gas costs because its gas contract ties the price of natural gas to the market price of ammonia, which increased during fiscal 2001. Additionally, Farmland MissChem's sales prices during fiscal 2001 were below market as a result of its product offtake agreements with us and our joint venturer, Farmland Industries, Inc. The agreements required Farmland MissChem to make sales to us at prices lower than market to recover amounts paid in excess of market price in previous periods as required by such agreements. Since the price we pay Farmland MissChem is determined by a formula that takes into account the market price and a floor price, there is no guarantee that we will pay below market prices in the future.

     Phosphate.  Our DAP costs per ton increased 8%, primarily the result of higher raw material costs for ammonia. Our DAP facility also had lower operating rates in fiscal 2001 as a result of idling the facility during the month of May 2001, to match production to market conditions.

     Potash.  Potash costs per ton increased 12% in fiscal 2001. This increase was primarily the result of higher-than-historical natural gas and electricity costs at our potash facilities.

Selling, General and Administrative

Our selling, general and administrative expenses decreased to $31.4 million, from $34.4 million. This decrease was primarily the result of lower costs for labor, advertising, depreciation, potash royalties, and franchise taxes. These lower costs were partially offset by costs incurred related to benefits paid under an early retirement program and severance costs related to a reduction in force. As a percentage of net sales, selling, general and administrative expenses decreased to 6%, from 7%.

Loss on Goodwill Impairment

During our fourth fiscal quarter, we took a non-cash impairment charge of $58.4 million related to a partial write-down of goodwill associated with our nitrogen production assets. The goodwill was recorded in connection with an acquisition made in December 1996.

Other Operating Expenses

Our other operating expenses increased to $21.5 million, from $4.7 million. This increase is primarily the result of higher idle plant costs at our nitrogen facilities. Portions of our ammonia, urea and nitric acid production capacities were idled for various periods primarily due to the unfavorable relationship between product prices and natural gas prices. In fiscal 2000, our Donaldsonville, Louisiana, facility had idle plant costs due to our No. 2 ammonia plant being idled in August and September. During fiscal 2001, we idled granular urea production at our Faustina, Louisiana, facility for various periods because IMC Phosphates Company curtailed production at its Faustina ammonia plant, which is our sole source for the carbon dioxide required to make granular urea. In addition, during May 2001, we idled DAP production at our Pascagoula, Mississippi, facility as a result of inventory levels at the time and the impact of China's anticipated reduction in DAP import quantities for calendar 2001.

Interest, Net

Our net interest expense increased to $28.7 million from $27.1 million. This increase was the result of higher average interest rates paid and higher average debt levels under our revolving credit facility.

Other Income

Other income increased to $9.0 million from $2.0 million. This increase was primarily the result of gains on the sale of non-core assets consisting primarily of real estate.

Income Tax Benefit

Our income tax benefit increased to $29.6 million from $21.0 million. These income tax benefits are primarily the result of our net losses and include a one-time tax benefit in the amount of $4.0 million primarily related to adjustments resulting from the Internal Revenue Service audit of fiscal years 1997, 1998 and 1999, and state tax rate adjustments. In fiscal 2000, we recorded a one-time benefit in the amount of $2.0 million related to settlement agreements made with the Internal Revenue Service for fiscal years 1994, 1995 and 1996.

RESULTS OF OPERATIONS - FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales

     Overview.  Our net sales increased 4% to $485.2 million in fiscal 2000 from $467.9 million in fiscal 1999. This increase was primarily the result of higher sales prices for most of our nitrogen products, and higher sales volumes for our nitrogen and potash products. This increase was partially offset by lower sales prices for DAP.

     Summaries of our sales results by business unit are set forth below:

	Fiscal Years Ended June 30
(Dollars in thousands)	2000	1999	% Inc. (Dec.)
Net Sales:
Nitrogen	$290,613	$244,581	19%
DAP	103,458	135,718	(24%)
Potash	89,766	85,917	5%
Other	1,362	1,683	(19%)
Net Sales	$485,199	$467,899	4%

	Fiscal Years Ended June 30
(Tons in thousands)	2000	1999	% Inc. (Dec.)
Tons Sold:
Nitrogen:
Ammonia	949	819	16%
Ammonium Nitrate	740	765	(3%)
Urea	582	556	5%
Nitrogen solutions	663	489	35%
Nitric acid	40	54	(26%)
Total Nitrogen	2,974	2,683	11%
DAP	762	788	(3%)
Potash	1,012	921	10%

	Fiscal Years Ended June 30
	2000	1999	% Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 98	$ 91	7%
DAP	$ 136	$ 172	(21%)
Potash	$ 89	$ 93	(5%)

Fiscal Years Ended June 30
(Dollars in thousands)	2000	1999
Operating Loss:
Nitrogen	$ (15,828)	$ (17,368)
Phosphate	$ (5,541)	$ 16,660
Potash	$ 4,037	$ 2,416
Other	$ (2,292)	$ (3,253)
Total	$ (19,624)	$ 8,455

     Nitrogen.  During fiscal 2000, nitrogen sales increased 19% as compared to fiscal 1999. This increase was the result of an 11% increase in nitrogen sales volumes and a 7% increase in the weighted average sales price for nitrogen products. Our nitrogen sales volumes increased in fiscal 2000 primarily as a result of a 16% increase in ammonia sales volumes and a 35% increase in nitrogen solutions sales volumes. Our ammonia sales volumes increased due to having additional tons available for sale in fiscal 2000. During fiscal 1999, we produced fewer tons of ammonia as a result of our Trinidad plant being down for 34 days to correct operational problems. Our nitrogen solutions sales volumes increased in fiscal 2000 due to stronger markets and inventory carryover, combined with increased production levels in fiscal 2000. Our nitrogen sales prices increased in fiscal 2000 primarily as a result of a 28% increase in the average sales price of ammonia that was partially offset by a 10% decrease in the average sales price of nitrogen solutions. Ammonia sales prices increased in fiscal 2000 due to the continued improvement in the global supply/demand balance. Our nitrogen solutions sales prices decreased during fiscal 2000 due to a significant oversupply of product in the fall. Market conditions tightened later in fiscal 2000 as supply was affected by production curtailments and reduced industry inventories. Product was sold throughout fiscal 2000 based on pricing arrangements made early in the year when prices were nearer their low point in the cycle. In fiscal 2000, ammonium nitrate sales volumes decreased 3% while average sales prices decreased 1%, primarily because of cheap Ukrainian imports. Both urea sales volumes and average sales prices increased 5% during fiscal 2000. Urea sales volumes increased primarily as a result of product available from our Faustina, Louisiana, granular urea plant that we purchased in April 2000.

     Phosphate.  During fiscal 2000, DAP sales decreased 24% as compared to fiscal 1999 due to a 21% reduction in the average sales price and a 3% reduction in sales volumes. The decline in sales prices during fiscal 2000 was attributable to the industry reaction to anticipated new supply in India and Australia. As a result, the industry experienced several shutdowns and curtailments in DAP production during fiscal 2000. We curtailed our DAP production rates from October 1999 through mid-May 2000 to adjust to weaker export and domestic demand. This resulted in lower sales volumes during fiscal 2000. In addition, in fiscal 1999, we had 22 days of production downtime as well as approximately 54,000 tons of DAP inventory that was damaged as a result of Hurricane Georges.

     Potash.  Potash sales increased 5% during fiscal 2000 as compared to fiscal 1999 as a result of a 10% increase in sales volumes, which was partially offset by a 5% reduction in average sales prices. Sales volumes increased in fiscal 2000 as a result of a strong spring demand.

Cost of Products Sold

     Overview.  Cost of products sold increased to $465.7 million in fiscal 2000 from $420.6 million in fiscal 1999. As a percentage of net sales, cost of products sold increased to 96% in fiscal 2000 from 90% in fiscal 1999 due to lower DAP and potash sales prices and higher costs per ton for our nitrogen and potash products. These increases were partially offset by higher sales prices for most of our nitrogen products and lower costs per ton for DAP.

     Nitrogen.  Nitrogen costs per ton increased primarily as a result of higher natural gas costs at our domestic production facilities in fiscal 2000. The average price of natural gas increased approximately 25% during fiscal 2000 as compared to fiscal 1999. These higher gas costs were partially offset by increased earnings at our joint venture ammonia plant in Trinidad. Our portion of the earnings from Farmland MissChem was $13.7 million in fiscal 2000 as compared to $1.5 million in fiscal 1999. Farmland MissChem's fiscal 2000 earnings included $3.4 million related to a business interruption claim for downtime that occurred in March and April of 1999. During fiscal 2000, we also recorded a gain of $4.5 million related to the unusually high recovery and sale of precious metals formerly used as catalysts during prior periods at our Yazoo City facility.

     Phosphate.  DAP costs per ton decreased 6% during fiscal 2000 as compared to fiscal 1999 primarily as a result of lower raw material costs for phosphate rock, sulfuric acid and sulfur. These lower costs were partially offset by higher conversion costs in fiscal 2000. Phosphate rock costs decreased due to the pricing formula in our phosphate rock supply contract that is based on the phosphate rock costs incurred by certain other domestic phosphate producers and the financial performance of our phosphate operations. DAP conversion costs were higher primarily as a result of reduced operating rates in fiscal 2000.

     Potash.  Potash costs per ton increased 8% during fiscal 2000 as compared to fiscal 1999. This increase was primarily the result of higher production costs due to mining ore grades that were lower than projected by ore grade sampling. Additionally, we experienced higher natural gas costs at our potash production facilities in fiscal 2000 that resulted in increased production costs.

Selling, General and Administrative

Our selling, general and administrative expenses decreased to $34.4 million in fiscal 2000, from $38.3 million in fiscal 1999. This decrease was primarily the result of lower advertising costs, professional consultant fees and employee incentives during fiscal 2000, partially offset by costs incurred in fiscal 2000 related to the reorganization of our sales, marketing and distribution department. As a percentage of net sales, selling, general and administrative expenses decreased to 7% in fiscal 2000 as compared to 8% in fiscal 1999.

Other Operating Expenses

Our other operating expenses increased to $4.7 million for fiscal 2000, from $576,000 for fiscal 1999. This increase was the result of idle plant costs incurred in fiscal 2000 associated with the curtailment of production at our Donaldsonville, Louisiana, and Yazoo City, Mississippi, facilities. We curtailed ammonia production in Donaldsonville in August and September of fiscal 2000. As a result of record high natural gas prices, and in order to control inventory levels, we curtailed production of ammonium nitrate, nitrogen solutions and ammonia at our Yazoo City nitrogen facility during June of fiscal 2000.

Interest, Net

For fiscal 2000, our net interest expense increased to $27.1 million from $19.0 million in fiscal 1999. This increase was partially the result of no interest being capitalized in fiscal 2000, while interest costs of $3.9 million were capitalized during fiscal 1999 related to the completion of major construction projects. Higher average debt levels and higher average interest rates paid during fiscal 2000 also contributed to our increased interest costs.

Gain on Involuntary Conversion of Property

During fiscal 1999, we recorded a $5.7 million gain on the involuntary conversion of property at our DAP facility in Pascagoula, Mississippi, damaged by Hurricane Georges. The gain was based on the difference in the carrying value of the assets damaged and the total insurance proceeds expected to be received.

Other Income

For fiscal 2000, our other income increased to $2.0 million, compared to $1.0 million in fiscal 1999. This increase was primarily the result of recognizing a gain on the sale of our remaining minority interest in our former subsidiary, Newsprint South, Inc., which was carried at zero value on our balance sheet, and the related sale of land and technology utilized by Newsprint South, Inc. During fiscal 2000, we also had higher earnings at our unconsolidated affiliates.

Income Tax Benefit

For fiscal 2000, our income tax benefit was $21.0 million, as compared to a $162,000 benefit for fiscal 1999. These income tax benefits are the result of our losses. During fiscal 2000, we also recorded a one-time benefit in the amount of $2.0 million related to settlement agreements made with the Internal Revenue Service related to an audit of fiscal years 1994, 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had cash and cash equivalents of $11.8 million compared to $2.2 million at June 30, 2000, an increase of approximately $9.6 million. At June 30, 2000, our cash and cash equivalents had increased to $2.2 million from $1.6 million at June 30, 1999, an increase of $600,000.

Operating Activities

Our net cash used in operating activities was $48.2 million in fiscal 2001 and $6.3 million in fiscal 2000. Our net cash provided by operating activities was $20.7 million in fiscal 1999.

Investing Activities

Our net cash provided by investing activities was $2.7 million in fiscal 2001 and included $16.8 million in proceeds from the sale of non-core assets. These proceeds were partially offset by $15.4 million in capital expenditures that were for normal improvements and modifications to our facilities that were necessary for safe and efficient operations. Our net cash used in investing activities was $12.5 million for fiscal 2000 and included capital expenditures of $21.0 million. Fiscal 1999 net cash provided by investing activities was $841,000. We collected $54.6 million in fiscal 1999 on a note receivable obtained during fiscal 1998 from the sale of our undeveloped phosphate rock property in Florida. This collection was partially offset by $40.0 million in capital expenditures, $5.0 million in disbursements for property damage caused by Hurricane Georges that was not reimbursed by insurance as of June 30, 1999, and $3.4 million invested in Farmland MissChem.

Financing Activities.

Our net cash provided by financing activities was $55.1 million in fiscal 2001 and $19.4 million in fiscal 2000. Our net cash used in financing activities was $23.7 million in fiscal 1999. During fiscal 2001, amounts provided by financing activities included $55.9 million in net proceeds from borrowings, partially offset by $784,000 paid in cash dividends. During fiscal 2000, amounts provided by financing activities included $24.4 million in net proceeds from borrowings. These amounts were partially offset by $5.0 million paid in cash dividends. During fiscal 1999, amounts used in our financing activities included $14.1 million for the purchase of treasury stock and $10.6 million paid in cash dividends. These amounts were partially offset by $1.0 million in net proceeds from borrowings.

We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of eleven commercial banks totaling $200.0 million. The Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or the Federal Funds Rate. At June 30, 2001, we had borrowings outstanding in the amount of $172.1 million, and letters of credit outstanding in the amount of $6.4 million that lowered our availability under the Facility. We had $21.5 million available under the Facility at June 30, 2001, in addition to cash on hand of $11.8 million. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation. During fiscal 2000, we amended the Facility to, among other things, grant a security interest in substantially all of our assets to the lenders under the Facility, as allowed by the Indenture governing our 7.25% Senior Notes due November 15, 2017. On August 15, 2001, we amended the Facility to provide us with more flexibility under the Facility's financial covenants in light of the current volatile conditions in our industry and the natural gas and electric energy markets. The new covenants have a two-tier format summarized below. The specific covenants are more particularly described in the amendment to the Facility filed as an exhibit to our Form 8-K filed on August 20, 2001, with the Securities and Exchange Commission.

The "Tier One" financial covenants require us to maintain (1) a debt to capitalization ratio of less than or equal to 63% as of the last day of each fiscal quarter; (2) a minimum tangible net worth of $135.0 million as of the last day of each of the first three quarters of fiscal 2002, a minimum tangible net worth of $130.0 million as of the last day of the fourth quarter of fiscal 2002, and a minimum tangible net worth of $125.0 million as of the last day of the first quarter of fiscal 2003; (3) a minimum fiscal year-to-date EBITDA, as defined in the Facility, of negative $10.0 million for the three months ended September 30, 2001, and $10.0 million for the six months ended December 31, 2001; and (4) a ratio of one-to-one or better of EBITDA to interest expense for the previous three quarters as of the last day of the third quarter of fiscal 2002 and for the previous four quarters as of the last day of each fiscal quarter thereafter.

Failure to meet a Tier One covenant does not constitute an event of default under the amended Facility. Rather, the failure of a Tier One covenant activates the "Tier Two" covenants under the Facility. Under the Tier Two covenants, as of the date the Tier Two covenants become effective and as of the last day of each fiscal quarter thereafter, we must maintain (1) a debt to capitalization ratio of less than or equal to 65%; (2) a minimum tangible net worth of $130.0 million, as of the last day of the first and second fiscal quarters of 2002; $125.0 million as of the last day of the third fiscal quarter of 2002; $120.0 million as of the last day of the fourth fiscal quarter of 2002; and $115.0 million as of the last day of the first fiscal quarter of 2003; and (3) a minimum fiscal year-to-date EBITDA of negative $15.0 million, $0, $10.0 million and $15.0 million as of the first, second, third and fourth quarters of fiscal 2002, respectively, and $15.0 million for the four fiscal quarters ending September 30, 2002. Further, if the Tier Two covenants become effective, the availability under the Facility will be reduced by $50.0 million at the end of the second fiscal quarter after the fiscal quarter in which the Tier Two covenants become effective. Management is exploring a variety of alternatives to effect this Facility reduction should the Tier Two covenants become effective.

The amended Facility increases the borrowing spreads on loans under the Facility as compared to the spreads in effect under the Facility prior to fiscal 2002. For the first quarter of fiscal 2002, this increase equals 100 basis points. If we comply with the Tier One covenants for the first quarter of fiscal 2002, then this borrowing spread increase is only 50 basis points for future quarters. However, if we fail to meet the Tier One covenants for the first quarter of fiscal 2002 or any future quarter, then the borrowing spread increase will remain, or return to, as the case may be, 100 basis points. There was no change to the commitment fees associated with the Facility. The amended Facility also prohibits us from paying dividends or repurchasing our shares and limits our capital expenditures to $25 million per fiscal year.

Since the Facility matures in November 2002, it will become a current liability on our balance sheet for financial reporting purposes in November 2001. We are currently exploring refinancing alternatives and believe that we will be able to refinance the Facility at maturity. However, we cannot guarantee that we will be able to obtain substitute financing or that such financing will consist of terms, particularly interest rates, fees, or amounts, similar to the Facility's.

Based on natural gas and product market prices as of the date of this filing, and our current hedge positions, we believe that our existing cash, cash generated from operations, cash generated from non-core asset dispositions and cash available under the Facility will be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2002. There has been unprecedented volatility in natural gas prices since late spring 2000 with our corporate natural gas costs increasing 66% in fiscal 2001 over fiscal 2000. Although natural gas prices have declined since December 2000, they remain volatile. If natural gas prices increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity. We estimate our capital expenditure requirements for fiscal 2002 to be approximately $17 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations, and will be funded with cash generated from operations, cash generated from non-core asset dispositions, and borrowings under the Facility.

OUTLOOK

We believe world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online in the next four years. However, to maximize results in the current environment, we continue to determine operating levels for our plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. While natural gas storage levels have increased compared to the prior year, and natural gas prices have declined dramatically since the end of December 2000, they still remain volatile. If natural gas prices increase, it will have a material adverse impact on our performance if product prices do not experience corresponding increases. As we enter the fall season, the time it takes to reduce current nitrogen inventory levels in the industry will be determined by imports, domestic production decisions and fall demand for fertilizer. Fall demand levels will be impacted by weather conditions and farm income.

We anticipate that DAP sales prices will continue in the near-term to adversely affect our phosphate segment's financial results due to the negative global supply/demand balance. The impact of new DAP production in India and Australia and the resolution of government subsidy programs in certain countries remain to be seen. Although the anticipated accession of China to the World Trade Organization in early calendar 2002 is positive in the long-term for the DAP industry, the full effect on the global supply/demand balance is not known at this time. We continue to evaluate market conditions to determine what production adjustments are necessary to manage inventory levels. Despite these factors, we anticipate increased domestic demand in the near-term. During the last two growing seasons, farmers have reduced the application rates of phosphate fertilizers and "mined" the soil for phosphates due to low farm commodity prices. Since agronomic best practices indicate that phosphate fertilizer is a necessary soil nutrient that must be replenished, we expect increased domestic application rates. Finally, we believe potash demand will return to fiscal 2000 levels and that pricing will remain firm, however, the performance of our potash segment will depend on energy costs and improving ore grades.

Other variables can affect our results of operations as stated elsewhere in this Annual Report on Form 10-K under the headings titled "Certain Business Factors" in Item 1, and "Results of Operations" and "Forward-Looking Statements" in this Item 7.

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussion contained herein, statements set forth in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In come cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable terminology. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas market, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U.S. government policies, weather, and changes in agricultural production methods, (iv) availability and cost of capital, (v) possible unscheduled plant outages and other operating difficulties, (vi) price competition and capacity expansions and reductions from both domestic and international competitors, (vii) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (viii) the relative unpredictability of international and local economic conditions, (ix) the relative value of the U.S. dollar, (x) environmental regulations, and (xi) other important factors affecting the fertilizer industry and us as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in this Annual Report on Form 10-K.

ITEM 7A. MARKET RISK

We are exposed to market risk, including changes in natural gas prices and interest rates. For more information about how we manage specific risk exposures, see Note 13 - Hedging Activities, and Note 6 - Credit Agreements and Long-Term Debt, in our Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

To manage our natural gas price risks, we enter into derivative transactions, primarily in the near-term market, as the opportunity arises. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices.

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At June 30, 2001, the fair value of open positions was calculated by valuing each position using fiscal year end quoted market prices on the New York Mercantile Exchange ("NYMEX"). We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of open positions by $1.5 million at June 30, 2001, and $1.4 million at June 30, 2000.

The table below provides information, as of June 30, about our financial instruments that are sensitive to changes in interest rates.
(Dollars in thousands)
	Maturity Date (1)				Fair Value
	2002	2003	Thereafter	Total	2001	2000
Long-term debt
Variable rate
Principal amount (2)	-	$172,123	-	$172,123	$172,123	$116,197
Average interest rate (3)	-	6.81%	-	6.81%

(1) The Facility matures November 25, 2002.
(2) The fair value of our long-term debt represents the discounted future cash flows of the instruments using current market rates.
(3) The average interest rate was based on June 30, 2001, variable rates. Actual rates could differ.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

To the Board of Directors and
the Shareholders of
Mississippi Chemical Corporation:

We have audited the accompanying consolidated balance sheets of Mississippi Chemical Corporation (a Mississippi corporation) and subsidiaries (collectively, the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Farmland MissChem Limited, an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in Farmland MissChem Limited represents 11.2 percent and 9.3 percent of total assets as of June 30, 2001 and 2000, respectively. The statements of Farmland MissChem Limited were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Farmland MissChem Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Mississippi Chemical Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the three years ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/Arthur Andersen LLP

Jackson, Mississippi,
August 28, 2001

Mississippi Chemical Corporation
and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amount)	June 30
Assets	2001	2000
Current assets:
Cash and cash equivalents	$ 11,797	$ 2,190
Accounts receivable (less allowances of $2,305 and $2,068)	51,692	62,080
Inventories	87,112	72,517
Income tax receivable	2,504	10,080
Insurance receivable	-	3,094
Prepaid expenses and other current assets	2,364	2,895
Deferred income taxes	7,280	3,404
Total current assets	162,749	156,260
Investments in affiliates	96,064	89,508
Other assets	6,304	11,888
Property, plant and equipment, at cost, less accumulated depreciation, depletion and amortization	410,292	445,854
Goodwill, net of accumulated amortization (see Note 14)	104,198	167,179
	$779,607	$870,689
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 38,167	$ 54,661
Accrued liabilities	10,797	10,893
Total current liabilities	48,964	65,554
Long-term debt	386,285	330,307
Other long-term liabilities and deferred credits	10,922	9,995
Deferred income taxes	43,679	73,235
Commitments and contingencies (see Notes 2, 4, 6, 10, 13, 19, 20 and 21)
Shareholders' equity:
Common stock ($.01 par; authorized 100,000,000 shares; issued 27,975,936)	280	280
Additional paid-in capital	305,901	305,901
Retained earnings	18,963	114,996
Accumulated other comprehensive loss	(5,808)	-
Treasury stock, at cost (1,844,019 shares)	(29,579)	(29,579)
Total shareholders' equity	289,757	391,598
	$779,607	$870,689

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation
and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share data)	Years Ended June 30
	2001	2000	1999
Revenues:
Net sales	$540,401	$485,199	$467,899
Operating expenses:
Cost of products sold	534,223	465,692	420,604
Selling, general and administrative	31,390	34,386	38,264
Loss on goodwill impairment (see Note 14)	58,398	-	-
Other	21,543	4,745	576
	645,554	504,823	459,444
Operating (loss) income	(105,153)	(19,624)	8,455
Other (expense) income:
Interest, net	(28,699)	(27,053)	(19,005)
Gain on involuntary conversion of property	-	-	5,737
Other	8,978	1,997	1,043
Loss before income taxes	(124,874)	(44,680)	(3,770)
Income tax benefit	(29,625)	(21,016)	(162)
Net loss	$ (95,249)	$ (23,664)	$ (3,608)
Loss per share - basic and diluted	$ (3.64)	$ (0.91)	$ (0.14)

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation
and Subsidiaries
Consolidated Statements of Shareholders' Equity

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 1998	$ 280	$ 305,901	$157,800	$ -	$(15,456)	$448,525
Comprehensive loss:
Net loss	-	-	(3,608)	-	-	(3,608)
Comprehensive loss	-	-	(3,608)	-	-	(3,608)
Cash dividends paid ($0.40 per share)	-	-	(10,566)	-	-	(10,566)
Treasury stock, net	-	-	-	-	(14,123)	(14,123)
Balances, June 30, 1999	280	305,901	143,626	-	(29,579)	420,228
Comprehensive loss:
Net loss	-	-	(23,664)	-	-	(23,664)
Comprehensive loss	-	-	(23,664)	-	-	(23,664)
Cash dividends paid ($0.19 per share)	-	-	(4,966)	-	-	(4,966)
Balances, June 30, 2000	280	305,901	114,996	-	(29,579)	391,598
Comprehensive loss:
Cumulative net unrealized gain on hedges, net of tax of $2,482	-	-	-	4,149	-	4,149
Net loss	-	-	(95,249)	-	-	(95,249)
Net unrealized loss on hedges, net of tax benefit of $5,966	-	-	-	(9,957)	-	(9,957)
Comprehensive loss	-	-	(95,249)	(5,808)	-	(101,057)
Cash dividends paid ($0.03 per share)	-	-	(784)	-	-	(784)
Balances, June 30, 2001	$ 280	$ 305,901	$ 18,963	$ (5,808)	$(29,579)	$289,757

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)	Years Ended June 30
	2001	2000	1999
Cash flows from operating activities:
Net loss	$ (95,249)	$ (23,664)	$ (3,608)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(14,096)	(2,302)	(30,781)
Loss on goodwill impairment	58,398	-	-
Depreciation, depletion and amortization	46,656	47,113	42,400
Deferred loss on hedging activities, net of tax	(1,902)	-	-
Equity earnings in unconsolidated affiliates	(8,167)	(12,848)	(920)
Deferred income taxes	(31,089)	(15,437)	16,984
Gain on involuntary conversion of property	-	-	(5,737)
Other	(2,755)	792	2,315
Net cash (used in) provided by operating activities	(48,204)	(6,346)	20,653
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,369)	(20,965)	(39,970)
Proceeds from sale of assets	16,788	1,613	137
Investment in Farmland MissChem Limited	-	-	(3,358)
Collection on note receivable	-	-	54,625
Disbursements for property damaged by hurricane, net of insurance proceeds	-	-	(4,954)
Other	1,250	6,809	(5,639)
Net cash provided by (used in) investing activities	2,669	(12,543)	841
Cash flows from financing activities:
Debt proceeds	433,316	381,117	514,350
Debt payments	(377,390)	(356,720)	(513,364)
Cash dividends paid	(784)	(4,966)	(10,566)
Purchase of treasury stock	-	-	(14,123)
Net cash provided by (used in) financing activities	55,142	19,431	(23,703)
Net increase (decrease) in cash and cash equivalents	9,607	542	(2,209)
Cash and cash equivalents - beginning of period	2,190	1,648	3,857
Cash and cash equivalents - end of period	$ 11,797	$ 2,190	$ 1,648

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Financial Statements

The accompanying consolidated financial statements include the accounts of Mississippi Chemical Corporation and its subsidiaries (collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

The Company produces and supplies a full product line of chemicals, including nitrogen, phosphate and potash, which are used primarily as fertilizers and for a broad range of industrial applications. The Company's principal nitrogen products include ammonia, fertilizer-grade ammonium nitrate, UAN solutions, and urea. The Company currently produces nitrogen products at its production facilities in Yazoo City, Mississippi, Donaldsonville, Louisiana, and Faustina, Louisiana, and produces ammonia at its 50-50 joint venture in The Republic of Trinidad and Tobago. The Company distributes its nitrogen products to agricultural and industrial users primarily in the southern region of the United States. The Company produces diammonium phosphate ("DAP") at its facility in Pascagoula, Mississippi, and through the Phosphate Chemicals Export Association, Inc. ("PhosChem"), exports the majority of its production. The Company's mines and related facilities near Carlsbad, New Mexico, produce the Company's potash products. The majority of the Company's agricultural potash sales are in domestic markets in the southern and western regions of the United States. In addition, the Company produces several grades of potash that are purchased as a raw material by industrial users.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined under a moving average cost method.

Investments in Affiliates

The Company's investments in affiliates primarily consist of an investment in a 50-50 ammonia production joint venture, Farmland MissChem Limited ("Farmland MissChem"), with Farmland Industries, Inc. (see Note 4). The Company has a separate 50-50 joint venture with Farmland Industries, Inc. that is responsible for the transportation of the ammonia produced at Farmland MissChem. In addition, the Company also has a 50% interest in an ammonia storage terminal in Pasadena, Texas.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation, depletion and amortization. Expenditures for major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of properties, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in income. Depreciation of the Company's land improvements is based on the units-of-production method. The Company uses primarily the declining-balance method of depreciation for assets purchased through June 30, 1995. Effective July 1, 1995, the Company changed its method of depreciating newly acquired long-lived assets from the declining-balance method to the straight-line method. Depletion of mineral properties is provided using the units-of-production method over the estimated life of the reserves. Depreciation of property, plant and equipment is provided over the estimated useful lives of the related assets as follows:
Buildings	5-45 years
Machinery and equipment	1-30 years

Interest costs attributable to major construction projects under development are capitalized in the appropriate property account and amortized over the life of the related asset.

The Company maintains replacement parts at its production facilities in order to minimize downtime in the event of a part failure. Substantially all parts that exceed a minimum value and are repairable are capitalized as property, plant and equipment and are depreciated over their estimated useful lives. Parts that do not exceed the minimum value or are not repairable are maintained as replacement parts and are included as inventory in the Company's current assets. These replacement parts are charged to cost of products sold as they are installed in the facility.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired by the Company in its December 1996 acquisition of the fertilizer operations of First Mississippi Corporation. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization was approximately $20,722,000 and $16,139,000 at June 30, 2001 and 2000, respectively (see Note 14).

Impairment of Long-Lived Assets

As prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company uses the discounted cash flow approach to assess the recoverability of long-lived assets related to its nitrogen, phosphate and potash operations. This evaluation is made whenever events or changes in circumstances indicate the carrying amount may not be recoverable as estimated future cash flows are less than the carrying amount of the net long-lived assets. Estimated cash flows are determined by disaggregating the Company's business segments to the lowest organizational level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying amount of the net long-lived assets, an impairment loss is charged to operations.

Revenue Recognition

Revenue is recognized by the Company upon the transfer of title to the customer, which is generally at the time product is shipped.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Hedging Activities

The Company enters into derivative transactions to protect future production costs against price fluctuations of natural gas, which is the primary raw material in nitrogen production. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas. Gains and losses on the derivative transactions that are designated and effective as hedges are deferred and recognized as an increase or decrease in the purchase cost of the related natural gas.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and income tax basis of assets and liabilities using existing tax rates.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is required to adopt and apply the provisions of this statement on July 1, 2002. At the date of adoption, the Company expects to have unamortized goodwill in the amount of $101,263,000. Based on certain provisions within the statement, the Company will no longer amortize goodwill after the adoption date. Amortization expense for goodwill for the fiscal year beginning July 1, 2002, would have been $2,935,000. Other provisions of the statement require that goodwill be measured periodically for impairment. The impact of adoption on the Company's consolidated financial position and results of operations related to those provisions has not yet been determined.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of adoption on the Company's consolidated financial position and results of operations has not yet been determined.

Reclassifications

The Company has reclassified certain prior year information to conform to the current year's presentation.

NOTE 2 - CAPITAL AND LIQUIDITY:

During the fiscal years ended June 30, 2001, 2000 and 1999, the Company's consolidated operating results reflect net losses of $95,249,000, $23,664,000 and $3,608,000, respectively. Currently, management projects that the Company will incur additional operating losses in the fiscal year ending June 30, 2002. As a result of these losses, and in order to have more flexibility under its secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank ("Harris") (see Note 6), management entered into negotiations with Harris to amend the financial covenants contained in the Facility. On August 15, 2001, the Facility was amended and new financial covenants were established as of June 30, 2001, and for the remaining life of the Facility. The new covenants have a two-tier format. Failure to meet a tier one covenant does not constitute an event of default under the amended Facility. Rather, the failure of a tier one covenant by the Company activates the tier two covenants contained in the amended Facility. Further, the tier two covenants will reduce the availability under the Facility by $50.0 million at the end of the second fiscal quarter after the fiscal quarter in which the tier two covenants become effective. Management is exploring a variety of alternatives to effect this Facility reduction should the tier two covenants become effective.

Although the Company currently operates in a volatile commodity price environment, management believes that they will have the liquidity necessary to meet their operating cash flow and capital needs throughout fiscal 2002. Accordingly, management currently projects that the Company will remain in compliance with its covenants under the Facility during fiscal 2002.

The Facility matures in November 2002. Accordingly, the Facility will become a current liability for financial reporting purposes in November 2001. Management is exploring a variety of alternatives to refinance this obligation. The Company cannot guarantee that they will be able to obtain financing on terms as favorable as the Facility's terms to replace this indebtedness, if at all.

NOTE 3 - INVENTORIES:

Inventories consisted of the following:

(Dollars in thousands)	June 30
	2001	2000
Finished products	$ 44,502	$ 28,015
Raw materials and supplies	6,230	7,180
Replacement parts	36,380	37,322
	$ 87,112	$ 72,517

NOTE 4 - INVESTMENT IN FARMLAND MISSCHEM LIMITED:

The Company's 50-50 joint venture, Farmland MissChem, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. The plant was placed in service in late July 1998. The Company has a contractual obligation to purchase one-half of the ammonia, approximately 350,000 short tons per year, produced by Farmland MissChem. The Company uses its portion of the production from the new facility as a raw material for upgrading into finished fertilizer products at its existing facilities and for sales into world markets. The Company is accounting for its investment in Farmland MissChem using the equity method. At June 30, 2001, the Company's investment in Farmland MissChem was $87,489,000 and included $6,163,000 of capitalized interest. At June 30, 2000, the Company's investment in Farmland MissChem was $80,619,000 and included $6,523,000 of capitalized interest. Capitalized interest is being amortized over a 20-year period and represents a basis difference in the Company's investment reflected in its consolidated financial statements and its 50% equity reflected in Farmland MissChem's financial statements. Farmland MissChem's financial position as of June 30, 2001 and 2000, and its results of operations for the fiscal years ended June 30, 2001, 2000 and 1999, are summarized below:

Summarized Balance Sheet Information:

	June 30
	2001	2000
(Dollars in thousands)
Current assets	$ 55,280	$ 51,929
Non-current assets	281,143	294,316
Current liabilities	31,477	33,870
Non-current liabilities	142,293	164,184
Stockholders' equity	162,653	148,191

Summarized Statement of Income Information:

	Years Ended June 30
	2001	2000	1999
(Dollars in thousands)
Revenues	$ 76,027	$ 79,687	$ 57,818
Operating income	20,360	29,470	17,213
Income from continuing operations before cumulative effect of change in accounting principle	13,248	27,323	7,315
Net income	14,462	27,323	2,992

During fiscal 2001, Farmland MissChem changed its accounting policy relating to future major maintenance expenditures on its plant. In the past, these expenditures were accrued, but will now be expensed as incurred. On July 1, 1998, Farmland MissChem adopted SOP 98-5, which requires companies to expense, as incurred, all costs associated with start-up activities. Farmland MissChem expensed $4,323,000 in start-up costs as a cumulative effect of a change in accounting principle in its fiscal 1999 statement of income related to the pronouncement.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

(Dollars in thousands)	June 30
	2001	2000
Mineral properties	$ 42,492	$ 42,266
Land and land improvements	23,701	24,715
Buildings	51,342	51,113
Machinery and equipment	718,108	724,410
Construction in progress	5,437	4,364
	841,080	846,868
Less accumulated depreciation, depletion and amortization
	(430,788)	(401,014)
	$ 410,292	$ 445,854

NOTE 6 - CREDIT AGREEMENTS AND LONG-TERM DEBT:

The Company's secured revolving credit Facility with Harris and a syndicate of eleven other commercial banks totaling $200,000,000, has a five-year term and matures on November 25, 2002. The Facility bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. At June 30, 2001, the Company had letters of credit outstanding in the amount of $6,420,000 that lower the Company's availability under the Facility, and borrowings outstanding in the amount of $172,123,000. Therefore, the Company had $21,457,000 available under the Facility at June 30, 2001. On August 15, 2001, new financial covenants were established as of June 30, 2001, and for the remaining life of the Facility. The new covenants were established in a two-tier format. The tier one financial covenants require the Company to maintain (1) a debt to capitalization ratio of less than or equal to 60% as of June 30, 2001, and a debt to capitalization ratio of less than or equal to 63% as of the last day of each fiscal quarter thereafter; (2) a minimum tangible net worth of $175,000,000 as of June 30, 2001, a minimum tangible net worth of $135,000,000 as of the last day of each of the first three quarters of fiscal 2002, a minimum tangible net worth of $130,000,000 as of the last day of the fourth quarter of fiscal 2002, and a minimum tangible net worth of $125,000,000 as of the last day of the first quarter of fiscal 2003; (3) a minimum fiscal year-to-date earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined under the Facility, of $7,000,000 adjusted for the goodwill impairment charge for the year ended June 30, 2001, negative $10,000,000 for the three months ended September 30, 2001, and $10,000,000 for the six months ended December 31, 2001; and (4) a ratio of one-to-one or better of EBITDA to interest expense for the previous three quarters as of the last day of the third quarter of fiscal 2002, and for the previous four quarters as of the last day of each fiscal quarter thereafter.

Failure to meet a tier one covenant does not constitute an event of default under the amended Facility. Rather, the failure of a tier one covenant activates the tier two covenants contained in the amended Facility. Under the tier two covenants, the Company must maintain (1) a debt to capitalization ratio of less than or equal to 65% as of the fiscal quarter that the tier two covenants become effective; (2) a minimum tangible net worth of $130,000,000, $130,000,000, $125,000,000 and $120,000,000 at the end of the first, second, third and fourth quarters, respectively, of fiscal 2002, and $115,000,000 at the end of the first quarter of fiscal 2003; and (3) a minimum fiscal year-to-date EBITDA of negative $15,000,000, $0, $10,000,000 and $15,000,000 as of the first, second, third and fourth quarters, respectively, of fiscal 2002, and $15,000,000 for the four fiscal quarters ending September 30, 2002. Further, the tier two covenants will reduce the availability under the Facility by $50,000,000 at the end of the second fiscal quarter after the fiscal quarter in which the tier two covenants become effective. Management is exploring a variety of alternatives to effect this Facility reduction should the tier two covenants become effective. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation. The Facility also prohibits the repurchase of the Company's outstanding shares and the payment of dividends, and also establishes maximum levels of capital expenditures by year. The Company was in compliance with all covenants, as amended, at June 30, 2001.

NOTE 6 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued):

On November 25, 1997, the Company issued $200,000,000 of 7.25% Senior Notes due November 15, 2017. The holders may elect to have the Senior Notes repaid on November 15, 2007. The net proceeds from the issuance totaled $194,800,000. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Harris Facility.

In August 1997, the Company issued $14,500,000 in industrial revenue bonds, a portion of which was tax-exempt, to finance the development of a new phosphogypsum disposal facility at its Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, the Company issued $14,500,000 in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs mature on March 1, 2022, and carry a 5.80% fixed rate of interest. The 1998 IRBs may be redeemed at the Company's option at a premium from March 1, 2008 to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date.

Long-term debt consisted of the following:

(Dollars in thousands)	June 30
	2001	2000
Revolving credit facility (2001 - 6.81%; 2000 - 9.66%)	$ 172,123	$ 116,197
Senior Notes, net of unamortized discount of $338 and $390 (7.25%)	199,662	199,610
Industrial revenue bonds (5.80%)	14,500	14,500
	$ 386,285	$ 330,307

The Company had no long-term debt due within one year at June 30, 2001 or June 30, 2000.

The estimated fair value of the Company's long-term debt at June 30, 2001 and 2000 was $310,914,000 and $230,705,000, respectively. The estimated fair value for the Company's Senior Notes was computed using estimated trading price information from an independent market-maker for our Senior Notes. The estimated fair value for the 1998 IRBs was computed using the effective yield on state and local bonds as quoted by the Federal Reserve. The Company's revolving credit facilities carry variable interest rates and, therefore, the balances at June 30, 2001 and 2000 are representative of fair value.

NOTE 7 - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:

Other long-term liabilities and deferred credits consisted of the following:

(Dollars in thousands)	June 30
	2001	2000
Accrual for closure of gypsum disposal area	$ 8,724	$ 8,798
Other	2,198	1,197
	$ 10,922	$ 9,995

The Company anticipates beginning the closure of its existing phosphogypsum disposal facility located at Pascagoula, Mississippi, during calendar year 2002. Closure costs have been accrued over the estimated life of the disposal facility using the units-of-production method and have been recorded as a component of cost of products sold. The Company will continue to utilize the existing facility through the first quarter of calendar year 2002, at which time the new phosphogypsum disposal facility will be fully operational. Currently, management believes that the amount of funds needed to close the existing phosphogypsum disposal facility approximates the amount recorded.

NOTE 7 - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS (Continued):

on its balance sheet. The new disposal facility was completed in August 1998, at a cost of approximately $18,000,000. The Mississippi Department of Environmental Quality (the "Department") is seeking a financial assurance mechanism to fund the closure of the new phosphogypsum facility. Management is currently in negotiations with the Department regarding this mechanism.

Other long-term liabilities include amounts accrued to satisfy estimated closure costs of the Company's potash facilities. These closure costs are recognized over the anticipated life of the related facilities.

NOTE 8 - SHAREHOLDERS' EQUITY:

At June 30, 2001, the Company had 100,000,000 authorized shares of common stock at a par value of $.01.

Common stock issued and outstanding consisted of the following:

(Shares in thousands)	Common Stock
Shares outstanding, June 30, 1998	27,240
Purchase of treasury stock	(1,108)
Shares outstanding, June 30, 1999, 2000 and 2001	26,132

In authorizations granted in May 1995, March 1996, and September 1998, the Board of Directors authorized the purchase of up to 8,000,000 shares of the Company's common stock in the open market, in privately negotiated transactions, or otherwise at prices and at times determined by the Company to be appropriate. As of October 31, 1998, the Company had repurchased a total of 3,700,009 shares pursuant to those authorizations. No shares have been repurchased since that date. The Company's current credit facility, as amended, prohibits any further repurchasing of shares.

The Company's Articles of Incorporation authorize the Board of Directors, at its discretion, to issue up to 500,000 shares of Preferred Stock, par value $.01 per share. The stock is issuable in classes or series that may vary as to certain rights and preferences. As of June 30, 2001, none of these shares were outstanding.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of comprehensive income that relate to the Company are net income or loss and unrealized gains or losses on natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130, are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive income during the year ended June 30, 2001, are included below:

(Dollars in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net unrealized loss on natural gas hedging activities:
Balances, June 30, 2000	$ -	$ -	$ -
Cumulative net unrealized gain on hedges	6,631	(2,482)	4,149
Net unrealized gain arising during period	9,823	(3,689)	6,134
Less: reclassification adjustment for net gains realized in net income	(25,746)	9,655	(16,091)
Balances, June 30, 2001	$ (9,292)	$ 3,484	$ (5,808)

NOTE 10 - STOCK OPTIONS:

The Company maintains a stock incentive plan for certain officers and key employees and a stock option plan for nonemployee directors of the Company. Both plans have been approved by the Company's shareholders. Options may be granted under the provisions of the Company's plans to purchase common stock of the Company at a price not less than the "fair market value" (average closing price on the New York Stock Exchange for the twenty days immediately preceding the date of grant) on the date of grant. Stock options for officers and key employees are exercisable six months from the date of grant. Stock options for nonemployee directors become exercisable in installments beginning one year after the date of grant and become fully exercisable six years after the date of grant. All options expire 10 years from the date of grant. At June 30, 2001, 2000 and 1999, exercisable options were 1,513,185; 1,101,614 and 890,326, respectively. There were 2,189,824 shares available for option plan grants at June 30, 2001. The summary of stock option activity is shown below:
	Options Outstanding	Weighted Average Exercise Price
June 30, 1998	759,214	$ 20.26
Stock options granted	216,000	$ 16.24
June 30, 1999	975,214	$ 19.37
Stock options granted	423,000	$ 9.87
June 30, 2000	1,398,214	$ 16.50
Stock options granted	247,000	$ 4.00
Stock options expired	(47,129)	20.13
June 30, 2001	1,598,085	$ 14.46

NOTE 10 - STOCK OPTIONS (Continued):

The following table summarizes information about stock options outstanding at June 30, 2001:
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 4.00 - $ 9.87	670,000	8.4 Years	$ 7.71
$15.00 - $16.44	372,885	5.4	$ 15.75
$18.22 - $21.00	361,796	5.7	$ 20.55
$23.96	193,404	4.4	$ 23.96

During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires companies to estimate the fair value of stock options on the date of grant. Under SFAS No. 123, the Company is required to record the estimated fair value of stock options issued as compensation expense in its consolidated statements of income over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying footnotes to its consolidated financial statements. The determination of fair value is only required for stock options issued beginning in fiscal 1996. In adopting SFAS No. 123, the Company decided to continue to follow the accounting methodologies as prescribed by APB Opinion No. 25.

The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:

(Dollars in thousands, except per share data)	June 30
	2001	2000	1999
Net loss
As reported	$(95,249)	$(23,664)	$ (3,608)
Pro forma	$(95,522)	$(24,725)	$ (4,420)
Loss per share - basic
As reported	$ (3.64)	$ (0.91)	$ (0.14)
Pro forma	$ (3.66)	$ (0.95)	$ (0.17)
Loss per share - diluted
As reported	$ (3.64)	$ (0.91)	$ (0.14)
Pro forma	$ (3.66)	$ (0.95)	$ (0.17)

In adopting SFAS No. 123, the Company utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

	2001	2000	1999
Expected option lives	6 years	6 years	6 years
Risk-free interest rates	5.28%	6.25%	5.80%
Expected dividend yield	-	1.19%	2.33%
Expected volatility	33%	33%	33%

NOTE 10 - STOCK OPTIONS (Continued):

Based on the results of the model, the fair values of the stock options issued on the date of grant are as follows:

Years	Number Issued	Weighted Average Grant Date Fair Value per Option
2001	247,000	$1.77
2000	423,000	$4.01
1999	216,000	$6.00

NOTE 11 - LOSS PER SHARE:

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including the dilutive common share equivalents arising from stock options using the treasury stock method.

The number of shares used in the Company's basic and diluted loss per share computations are as follows:
	Years Ended June 30
	2001	2000	1999
Weighted average common shares outstanding, net of treasury shares, for basic loss per share	26,132	26,132	26,392
Common stock equivalents for employee stock options	-	-	-
Weighted average common shares outstanding for diluted loss per share	26,132	26,132	26,392

Options outstanding at June 30, 2001, 2000 and 1999 were not included in the computation of diluted loss per share as a result of the Company incurring a net loss in each of the years, which renders the options not dilutive.

NOTE 12 - SEGMENT INFORMATION:

The Company's reportable operating segments are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. As of June 30, 2001, the Company had three reportable segments: Nitrogen, Phosphate and Potash. The Nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid and distributes these products to fertilizer dealers and distributors, and industrial users. The Phosphate segment produces DAP that is marketed to agricultural users primarily in international markets through a separate export association (as described below in this Note). Approximately 66% of the Company's DAP sales were made in international markets during fiscal 2001. The Potash segment mines and produces granular and standard potash products and distributes them to agricultural and industrial users.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Other caption includes corporate items and consolidating intercompany eliminations. The Company evaluates performance based on operating income of the respective business units.

NOTE 12 - SEGMENT INFORMATION (Continued):

Segment information consisted of the following:
(Dollars in thousands)
	2001
	Nitrogen	Phosphate	Potash	Other	Total
Net sales - external customers	$370,074	$ 96,022	$ 74,305	$ -	$540,401
Net sales - intersegment	29,277	62	-	(29,339)	-
Operating loss before loss on goodwill impairment	(28,018)	(17,436)	(2,876)	1,575	(46,755)
Operating loss after loss on goodwill impairment	(86,416)	(17,436)	(2,876)	1,575	(105,153)
Interest expense, net	11,008	4,768	5,698	7,225	28,699
Income tax benefit	(14,166)	(7,663)	(2,106)	(5,690)	(29,625)
Depreciation, depletion and amortization	30, 672	5,611	6,648	3,725	46,656
Capital expenditures	7,880	2,387	4,894	208	15,369
Total assets	532,491	82,495	110,994	53,627	779,607

	2000
	Nitrogen	Phosphate	Potash	Other	Total
Net sales - external customers	$291,352	$104,081	$ 89,766	$ -	$485,199
Net sales - intersegment	20,331	84	-	(20,415)	-
Operating (loss) income	(15,828)	(5,541)	4,037	(2,292)	(19,624)
Interest expense, net	11,229	3,861	5,614	6,349	27,053
Income tax benefit	(12,925)	(3,811)	(715)	(3,565)	(21,016)
Depreciation, depletion and amortization	30,887	6,141	6,204	3,881	47,113
Capital expenditures	13,584	2,590	4,284	507	20,965
Total assets	607,326	89,874	103,545	69,944	870,689

	1999
	Nitrogen	Phosphate	Potash	Other	Total
Net sales - external customers	$245,394	$136,588	$ 85,917	$ -	$467,899
Net sales - intersegment	20,810	76	-	(20,886)	-
Operating (loss) income	(17,368)	16,660	12,416	(3,253)	8,455
Interest expense (income), net	15,841	3,257	5,092	(5,185)	19,005
Income tax (benefit) expense	(14,783)	7,386	2,654	4,581	(162)
Depreciation, depletion and amortization	29,003	4,823	5,632	2,942	42,400
Capital expenditures	21,057	3,816	12,883	2,214	39,970
Total assets	615,361	100,037	112,134	71,356	898,888

The following summarizes geographic information about the Company's net sales:
(Dollars in thousands)
	2001	2000	1999
United States	$528,029	$466,836	$451,602
Other	12,372	18,363	16,297
	$540,401	$485,199	$467,899

NOTE 12 - SEGMENT INFORMATION (Continued):

The Company is a member of PhosChem, a Webb-Pomerene corporation. Since becoming a member, all of the Company's phosphates segment sales into export markets, primarily Asia, are made through PhosChem. During fiscal 2001, 2000 and 1999, sales to the Company's exclusive export distributor were $63,167,000, $67,299,000 and $86,306,000, respectively, and were recorded as domestic sales by the Company. The Company had no other customers that represented ten percent or more of its revenues during fiscal 2001, 2000 or 1999.

At June 30, 2001, 2000 and 1999, the Company had an investment in a 50-50 joint venture anhydrous ammonia plant located in The Republic of Trinidad and Tobago which amounted to $87,489,000, $80,619,000 and $67,318,000, respectively. All other long-lived assets of the Company are located in the United States.

A significant portion of the Company's trade receivables is due from entities that operate in the chemical fertilizer and farm supply industry. A continuation of the severe downturn in the agricultural economy could have an adverse impact on the collectibility of those receivables.

NOTE 13 - HEDGING ACTIVITIES:

During fiscal 2001 and 2000, natural gas hedging activities resulted in average cost decreases of approximately $0.73 and $0.15 per MMBTU on volumes hedged of 35,220,000 and 35,490,000 MMBTUs, respectively. During fiscal 1999, natural gas hedging activities resulted in an average cost increase of approximately $0.22 per MMBTU on volumes hedged of 45,800,000. At June 30, 2001, the Company had open natural gas derivative contracts covering a total volume of 4,620,000 MMBTUs with some contracts extending through January 2002. The net unrealized loss on these contracts at June 30, 2001 was $6,249,000, and was recorded as a component of other comprehensive income in the Company's Consolidated Balance Sheet. The risk associated with outstanding natural gas derivative contracts is directly related to increases or decreases in the prices of natural gas in relation to the contract prices. At June 30, 2001, the Company also had unrecognized losses of $3,043,000 on closed natural gas derivative contracts related to its hedging activities that were recorded as a component of other comprehensive income in the Company's consolidated balance sheet.

NOTE 14 - LOSS ON GOODWILL IMPAIRMENT

As of June 30, 2001, due to continued operating losses primarily caused by reduced product prices and increased natural gas costs and the ever-changing market fundamentals in the fertilizer industry, third party forecasts of future product prices and the Company's calculation of future cash flows indicated a permanent impairment of certain nitrogen assets. Accordingly, the Company recorded a loss on goodwill impairment in its fourth fiscal quarter of $58,398,000 related to the goodwill resulting from the December 1996 acquisition of the fertilizer operations of First Mississippi Corporation. The loss on impairment was principally determined based on a recent appraisal.

NOTE 15 - INTEREST, NET:

Interest, net, consisted of the following:

(Dollars in thousands)	Years Ended June 30
	2001	2000	1999
Interest expense	$(29,418)	$(27,271)	$(23,626)
Interest capitalized	118	-	3,861
Interest income	601	218	760
	$(28,699)	$(27,053)	$(19,005)

NOTE 16 - INVOLUNTARY CONVERSION OF PROPERTY:

On September 27, 1998, the Company's Pascagoula, Mississippi, DAP production facility was shut down as a result of damage caused by Hurricane Georges. The facility was shut down for 22 days, and approximately 54,000 tons of DAP inventory was damaged. The damaged property and inventory were insured, as were all business interruption losses in excess of ten days. During fiscal 1999, the Company recorded, as a component of its cost of products sold, net insurance proceeds for the damaged inventory of $1,402,000, and, as a component of other income, a net insurance recovery on the business interruption claim of $514,000. The Company treated the disposal of the damaged property, other than inventory, as an involuntary conversion and also recorded, as a component of other income, a gain of $5,737,000 based on the difference in the carrying value of those assets and the total insurance proceeds expected to be received. At June 30, 2000 and 1999, the Company had insurance receivables recorded on its consolidated balance sheets of $3,094,000 and $11,310,000, respectively, related to property damaged by Hurricane Georges. As of June 30, 2001, the Company had collected all of its insurance proceeds related to Hurricane Georges.

NOTE 17 - INCOME TAXES:

The following is a summary of the components of the provision (benefit) for income taxes:

(Dollars in thousands)	Years Ended June 30
	2001	2000	1999
Current:
Federal	$ 241	$ (7,406)	$(14,305)
State	(2,233)	173	(1,583)
	(1,992)	(7,233)	(15,888)
Deferred:
Federal	(22,705)	(11,520)	14,159
State	(4,928)	(2,263)	1,567
	(27,633)	(13,783)	15,726
	$(29,625)	$(21,016)	$ (162)

NOTE 17 - INCOME TAXES (Continued):

The tax effect of the significant temporary differences and tax credit carryforwards at June 30 follows:
(Dollars in thousands)	2001		2000
	Current	Non-current	Current	Non-current
Employee benefit obligations	$ 2,122	$ 210	$ 2,028	$ 77
Reserve for bad debts	840	-	774	-
Employee post retirement	72	540	169	1,661
Accrual for closure of gypsum disposal area	-	2,652	-	2,395
Inventories	756	-	116	-
Alternative minimum tax credits	-	734	-	-
Loss carryforwards (net of valuation allowances)	-	57,385	-	24,482
Unrealized losses on natural gas derivative transactions	3,484	-	-	-
Other	6	179	317	1,539
Deferred tax assets	7,280	61,700	3,404	30,154
Property, plant and equipment	-	(98,741)	-	(93,453)
Pension	-	(231)	-	(804)
Capitalized interest on equity investments	-	(2,307)	-	(2,442)
Other	-	(4,100)	-	(6,690)
Deferred tax liabilities	-	(105,379)	-	(103,389)
Net deferred tax asset (liability)	$ 7,280	$ (43,679)	$ 3,404	$ (73,235)

A reconciliation of the statutory rate for income taxes and the effective tax rate for the years ended June 30 follows:
(Dollars in thousands)	2001		2000		1999
	Amount	% of Earnings Before Taxes	Amount	% of Earnings Before Taxes	Amount	% of Earnings Before Taxes
Income taxes computed at statutory rate	$(43,706)	(35.0%)	$(15,638)	(35.0%)	$(1,320)	(35.0%)
(Decrease) increase in taxes resulting from:
State taxes, net	(2,414)	(1.9%)	(1,358)	(3.0%)	(10)	(0.3%)
Non-deductible goodwill	22,043	17.6%	1,604	3.6%	1,604	42.5%
Permanently reinvested foreign earnings	(2,531)	(2.0%)	(4,782)	(10.7%)	(524)	(13.9%)
Other, net	(3,017)	(2.4%)	(842)	(1.9%)	88	2.4%
	$(29,625)	(23.7%)	$(21,016)	(47.0%)	$ (162)	(4.3%)

The Company has federal and state loss carryforwards of approximately $144,009,000 and $180,532,000, respectively. The federal loss carryforwards expire in 2020 and 2021. The state loss carryforwards expire between 2002 and 2021. A valuation allowance of $162,000 has been established, representing certain state net operating loss carryforwards that may expire unutilized.

NOTE 17 - INCOME TAXES (Continued):

Undistributed earnings of foreign subsidiaries and joint ventures aggregated $20,959,000 on June 30, 2001, which, under existing law, will not be subject to U.S. tax unless distributed as dividends, loaned to the Company or a U.S. affiliate, or the Company were to sell its interests in the subsidiaries and joint ventures. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Income taxes have been settled with the Internal Revenue Service ("IRS") for all years through June 30, 1996. The IRS has recently completed its field examination, subject to review by the Joint Committee on Taxation, of the Company's U.S. income tax returns for fiscal years 1997-1999. The Company has reflected the results of the examination in its financial statements and believes that any additional adjustments that might be required will not be material to the Company's financial position or results of operations.

NOTE 18 - RETIREMENT PLANS:

The Company maintains a non-contributory defined benefit pension plan that provides benefits to a majority of its full-time employees. Under the plan, retirement benefits are primarily a function of both the average annual compensation and number of years of credited service. The plan is funded annually by the Company, subject to the Internal Revenue Code funding limitation. The plan's assets consist primarily of cash, equity investments and fixed income securities.

Prior to June 2001, the Company maintained a supplemental benefit pension plan for certain eligible participants. In June 2001, this plan was terminated. All assets were liquidated and distributed to participants of the plan. The Company paid approximately $641,000 in exit costs.

On July 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements related to pensions and other post-retirement benefits. It does not change the measurement or recognition of those plans.

NOTE 18 - RETIREMENT PLANS (Continued):

The following tables, prepared in accordance with SFAS No. 132, set forth pension benefit obligations and plan assets for the Company's defined benefit pension plan, based on an April 1 measurement date, as of June 30:
(Dollars in thousands)
	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$111,373	$108,917
Service cost	4,579	4,570
Interest cost	8,123	7,731
Actuarial gain	(11,658)	(3,823)
Benefit payments	(6,597)	(6,022)
Divestiture of supplemental pension plan	(2,752)	-
Benefit obligation at end of year	103,068	111,373
Change in plan assets
Fair value of plan assets at beginning of year	126,014	115,888
Actual return on plan assets	(10,432)	16,369
Employer contributions	-	500
Benefit payments	(6,597)	(6,022)
Expenses	(733)	(721)
Divestiture of supplemental pension plan	(2,799)	-
Fair value of plan assets at end of year	105,453	126,014
Funded status	2,385	14,641
Unrecognized transition asset	(954)	(1,660)
Unrecognized prior service cost	6,244	5,271
Unrecognized net gain	(7,056)	(15,796)
Prepaid pension cost	$ 619	$ 2,456

The following assumptions were used to measure net periodic pension expense for the plans for fiscal years ended June 30:

	2001	2000	1999
Discount rate	7.50%	7.25%	7.25%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Average increase in compensation levels	3.00%	5.00%	5.00%

Net periodic pension expense includes the following components:

(Dollars in thousands)	Years Ended June 30
	2001	2000	1999
Service cost - benefits earned during the period	$ 4,579	$ 4,570	$ 4,231
Interest cost on projected benefit obligations	8,123	7,731	7,215
Expected return on plan assets	(10,551)	(9,562)	(9,521)
Net amortization	(274)	(274)	(274)
Net periodic pension expense	$ 1,877	$ 2,465	$ 1,651

NOTE 18 - RETIREMENT PLANS (Continued):

The Company also has contributory thrift plans covering substantially all regular full-time employees who have elected to participate in the plans. Under the plans, the Company matches a certain percentage of each employee's contributions to the plan up to a maximum percentage of the employee's base compensation. Company contributions totaled approximately $1,438,000 in fiscal 2001, $1,582,000 in fiscal 2000 and $1,554,000 in fiscal 1999.

The Company has no material post-retirement benefit obligations.

NOTE 19 - LEASE COMMITMENTS:

The Company has commitments under operating leases for equipment and storage warehouses. The following is a schedule of the future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2001:

(Dollars in thousands)
Years Ending June 30	Amount
2002	$ 3,608
2003	2,565
2004	2,080
2005	1,566
2006	866
Thereafter	339
$11,024

Rental expense for all operating leases was $4,901,000 for fiscal 2001, $6,142,000 for fiscal 2000 and $6,823,000 for fiscal 1999.

NOTE 20 - COMMITMENTS AND CONTINGENCIES:

In August 2000, pursuant to a negotiated settlement, a judgment was rendered resulting in the dismissal, with prejudice, of a suit filed against the Company by Terra International, Inc. ("Terra"), and the Company taking a judgment against Terra on a counterclaim for $18,000,000. The bulk of the judgment is collectible only from Terra's insurers who have denied coverage. The Company filed suit against Terra's insurers to enforce the judgment. This suit is scheduled for trial in December 2001. At June 30, 2001 and June 30, 2000, the Company had not reflected any effect of this favorable outcome in its accompanying financial statements.

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a significant impact on the financial position or the future earnings of the Company.

The Company encourages officers to purchase target levels of stock in the Company. To facilitate that process, the Company has arranged unsecured credit lines at market rates for each officer with a commercial lending institution. The Company guarantees payment of these loans in the event of default. The total amount outstanding on these loans at June 30, 2001 was less than $500,000.

NOTE 21 - RAW MATERIAL CONTRACTS:

Mississippi Phosphates Corporation ("MPC"), a wholly owned subsidiary of the Company, has contracted with Office Chérifien des Phosphates to import MPC's full requirement of phosphate rock through June 30, 2016. The purchase price for phosphate rock is based on the estimated phosphate rock costs incurred by certain domestic phosphate producers and the operating performance of MPC.

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION:

The Company considers its holdings of highly liquid money market debt securities to be cash equivalents if the securities mature within 90 days from the date of purchase. The Company had no short-term investments at June 30, 2001, 2000 or 1999.

The decrease in cash due to the changes in operating assets and liabilities consisted of the following:

(Dollars in thousands)	Years Ended June 30
	2001	2000	1999
Receivables	$ 23,358	$ (1,975)	$(16,793)
Inventories	(15,146)	4,407	(11,495)
Prepaid expenses and other current assets	531	727	3,014
Accounts payable	(22,743)	(2,894)	(535)
Accrued liabilities	(96)	(2,567)	(4,972)
	$(14,096)	$ (2,302)	$(30,781)

During fiscal 2001 and 2000, the Company received net income tax refunds of $7,249,000 and $13,883,000. During fiscal 1999, the Company paid income taxes of $4,589,000. Payments of interest, net of amounts capitalized, were $26,335,000 in fiscal 2001, $24,964,000 in fiscal 2000, and $18,098,000 in fiscal 1999.

There were no material non-cash financing or investing activities during fiscal 2001, 2000 or 1999.

NOTE 23 - GUARANTOR SUBSIDIARIES:

Payment obligations under the Company's 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), the Company's wholly owned direct subsidiary and wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for June 30, 2001, 2000 and 1999 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 167,638	$ 543,535	$ (170,772)	$ 540,401
Operating expenses:
Cost of products sold	-	179,249	526,296	(171,322)	534,223
Selling, general and administrative	(1,616)	5,879	27,127	-	31,390
Loss on goodwill impairment	-	-	58,398	-	58,398
Other	-	6,144	15,399	-	21,543
	(1,616)	191,272	627,220	(171,322)	645,554
Operating income (loss)	1,616	(23,634)	(83,685)	550	(105,153)
Other (expense) income:
Interest, net	(29,646)	(14,074)	15,021	-	(28,699)
Other	(75,857)	(48,035)	4,450	128,420	8,978
Loss before income taxes	(103,887)	(85,743)	(64,214)	128,970	(124,874)
Income tax benefit	(8,638)	(1,550)	(17,027)	(2,410)	(29,625)
Net loss	$ (95,249)	$ (84,193)	$ (47,187)	$ 131,380	$ (95,249)

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$ -	$ 136,808	$ 490,273	$ (141,882)	$ 485,199
Net sales
Operating expenses:
Cost of products sold	-	151,689	455,507	(141,504)	465,692
Selling, general and administrative	2,247	3,928	28,211	-	34,386
Other	-	1,745	3,000	-	4,745
	2,247	157,362	486,718	(141,504)	504,823
Operating (loss) income	(2,247)	(20,554)	3,555	(378)	(19,624)
Other (expense) income:
Interest, net	(25,842)	(11,641)	10,430	-	(27,053)
Other	3,741	8,640	(564)	(9,820)	1,997
(Loss) income before income taxes	(24,348)	(23,555)	13,421	(10,198)	(44,680)
Income tax (benefit) expense	(684)	1,200	(11,074)	(10,458)	(21,016)
Net (loss) income	$ (23,664)	$ (24,755)	$ 24,495	$ 260	$ (23,664)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 1999
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 127,911	$ 475,532	$ (135,544)	$ 467,899
Operating expenses:
Cost of products sold	-	130,925	431,989	(142,310)	420,604
Selling, general and administrative	3,704	6,584	27,829	147	38,264
Other	-	-	576	-	576
	3,704	137,509	460,394	(142,163)	459,444
Operating (loss) income	(3,704)	(9,598)	15,138	6,619	8,455
Other (expense) income:
Interest, net	(12,495)	(5,614)	(896)	-	(19,005)
Other	8,130	(12,307)	6,746	4,211	6,780
(Loss) income before income taxes	(8,069)	(27,519)	20,988	10,830	(3,770)
Income tax (benefit) expense	(4,461)	(4,344)	6,299	2,344	(162)
Net (loss) income	$ (3,608)	$ (23,175)	$ 14,689	$ 8,486	$ (3,608)

NOTE 23 -GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$ 11,728	$ 16	$ 53	$ -	$ 11,797
Receivables, net	10,785	11,062	83,052	(50,703)	54,196
Inventories	-	22,620	64,421	71	87,112
Prepaid expenses and other current assets	5,382	1,445	7,427	(4,610)	9,644
Total current assets	27,895	35,143	154,953	(55,242)	162,749
Investments in affiliates	620,945	296,171	80,003	(901,055)	96,064
Other assets	180,201	-	277,126	(451,023)	6,304
Property, plant and equipment, net	9,315	138,201	262,776	-	410,292
Goodwill, net	-	-	104,198	-	104,198
Total assets	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

Current liabilities:
Accounts payable	$ 42,171	$ 15,131	$ 45,916	$ (65,051)	$ 38,167
Accrued liabilities	6,493	2,924	5,841	(4,461)	10,797
Total current liabilities	48,664	18,055	51,757	(69,512)	48,964
Long-term debt	498,166	150,460	148,288	(410,629)	386,285
Other long-term liabilities
and deferred credits	1,769	34,025	57,713	(38,906)	54,601
Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	535,866	(860,581)	305,901
Retained earnings	18,963	(57,741)	26,491	31,250	18,963
Accumulated other comprehensive loss	(5,808)	-	-	-	(5,808)
Treasury stock, at cost	(29,579)	-	-	-	(29,579)
Total shareholders' equity	289,757	266,975	621,298	(888,273)	289,757
Total liabilities and shareholders' equity	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$2,085	$ 17	$ 88	$ -	$ 2,190
Receivables, net	1,556	11,139	93,407	(30,848)	75,254
Inventories	-	22,858	50,056	(397)	72,517
Prepaid expenses and other current assets	2,473	1,321	6,360	(3,855)	6,299
Total current assets	6,114	35,335	149,911	(35,100)	156,260
Investments in affiliates	700,062	350,635	72,776	(1,033,965)	89,508
Other assets	134,530	5	252,267	(374,914)	11,888
Property, plant and equipment, net	12,296	148,828	284,730	-	445,854
Goodwill, net	-	-	167,179	-	167,179
Total assets	$853,002	$534,803	$926,863	$(1,443,979)	$870,689

Current liabilities:
Accounts payable	$23,195	$ 11,404	$ 58,375	$ (38,313)	$ 54,661
Accrued liabilities	7,254	3,028	5,879	(5,268)	10,893
Total current liabilities	30,449	14,432	64,254	(43,581)	65,554
Long-term debt	429,846	137,937	127,553	(365,029)	330,307
Other long-term liabilities and deferred credits	1,109	31,266	62,079	(11,224)	83,230
Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	545,069	(869,784)	305,901
Retained earnings	114,996	26,452	68,967	(95,419)	114,996
Treasury stock, at cost	(29,579)	-	-	-	(29,579)
Total shareholders' equity	391,598	351,168	672,977	(1,024,145)	391,598
Total liabilities and shareholders' equity	$853,002	$534,803	$926,863	$(1,443,979)	$870,689

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(95,249)	$(84,193)	$(47,187)	$131,380	$ (95,249)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	6,432	3,993	(16,925)	(7,596)	(14,096)
Loss on goodwill impairment	-	-	58,398	-	58,398
Depreciation, depletion and amortization	3,723	12,760	30,173	-	46,656
Deferred loss on hedging activities, net of tax	(1,902)	-	-	-	(1,902)
Equity earnings in unconsolidated affiliates	77,377	50,114	(7,240)	(128,418)	(8,167)
Deferred income taxes and other	(32,770)	(5,072)	(636)	4,634	(33,844)
Net cash (used in) provided by operating activities	(42,389)	(22,398)	16,583	-	(48,204)
Cash flows from investing activities:
Purchases of property, plant and equipment	(208)	(2,060)	(13,101)	-	(15,369)
Proceeds from sale of assets	4,759	1,206	10,823	-	16,788
Other	-	1,238	12	-	1,250
Net cash provided by (used in) investing activities	4,551	384	(2,266)	-	2,669
Cash flows from financing activities:
Debt proceeds	433,316	-	-	-	433,316
Debt payments	(377,390)	-	-	-	(377,390)
Cash dividend paid	(784)	-	-	-	(784)
Net change in affiliate notes	(7,661)	22,013	(14,352)	-	-
Net cash provided by (used in) financing activities	47,481	22,013	(14,352)	-	55,142
Net increase (decrease) in cash and cash equivalents	9,643	(1)	(35)	-	9,607
Cash and cash equivalents - beginning of period	2,085	17	88	-	2,190
Cash and cash equivalents - end of period	$ 11,728	$ 16	$ 53	$ -	$ 11,797

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended June 30, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$ (23,664)	$ (24,755)	$ 24,495	$ 260	$ (23,664)
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	19,103	6,499	(16,878)	(11,026)	(2,302)
Depreciation, depletion and amortization	3,875	12,183	31,055	-	47,113
Equity earnings in unconsolidated affiliates	(2,291)	(6,683)	(13,654)	9,780	(12,848)
Deferred income taxes and other	(18,260)	3,343	(541)	813	(14,645)
Net cash (used in) provided by operating activities	(21,237)	(9,413)	24,477	(173)	(6,346)
Cash flows from investing activities:
Purchases of property, plant and equipment	(505)	(5,637)	(14,823)	-	(20,965)
Other	20	4	8,398	-	8,422
Net cash used in investing activities	(485)	(5,633)	(6,425)	-	(12,543)
Cash flows from financing activities:
Net change in affiliate notes	4,132	15,042	(19,174)	-	-
Debt payments	(356,720)	-	-	-	(356,720)
Debt proceeds	381,117	-	-	-	381,117
Cash dividends paid	(4,966)	-	(173)	173	(4,966)
Net cash provided by (used in) financing activities	23,563	15,042	(19,347)	173	19,431
Net increase (decrease) in cash and cash equivalents	1,841	(4)	(1,295)	-	542
Cash and cash equivalents - beginning of period	244	21	1,383	-	1,648
Cash and cash equivalents - end of period	$ 2,085	$ 17	$ 88	$ -	$ 2,190

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended June 30, 1999
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$ (3,608)	$ (23,175)	$ 14,689	$ 8,486	$ (3,608)
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(17,066)	(6,017)	(117)	(7,581)	(30,781)
Depreciation, depletion and amortization	2,942	9,680	30,082	(304)	42,400
Equity earnings in unconsolidated affiliates	(9,575)	13,419	-	(4,764)	(920)
Gain on involuntary conversion of property	-	-	(5,737)	-	(5,737)
Deferred income taxes and other	6,570	11,518	4,317	(3,106)	19,299
Net cash (used in) provided by operating activities	(20,737)	5,425	43,234	(7,269)	20,653
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,214)	(13,512)	(24,244)	-	(39,970)
Investment in affiliates	(10,627)	-	-	7,269	(3,358)
Collection on note receivable	54,625	-	-	-	54,625
Disbursements for property damaged by hurricane, net of insurance proceeds	-	-	(4,954)	-	(4,954)
Other	-	-	(5,502)	-	5,502)
Net cash provided by (used in) investing activities	41,784	(13,512)	(34,700)	7,269	841
Cash flows from financing activities:
Net change in affiliate notes	284	8,087	(8,371)	-	-
Debt payments	(513,364)	-	-	-	(513,364)
Debt proceeds	514,350	-	-	-	514,350
Cash dividends paid	(10,566)	-	-	-	(10,566)
Purchase of treasury stock	(14,123)	-	-	-	(14,123)
Net cash (used in) provided by financing activities	(23,419)	8,087	(8,371)	-	(23,703)
Net (decrease) increase in cash and cash equivalents	(2,372)	-	163	-	(2,209)
Cash and cash equivalents - beginning of period	2,616	21	1,220	-	3,857
Cash and cash equivalents - end of period	$ 244	$ 21	$ 1,383	$ -	$ 1,648

QUARTERLY RESULTS

Traditionally, our quarterly results reflect that we sell significantly more fertilizer in the spring. Therefore, in most years, a significant portion of our net sales are generated in the spring planting season. However, during the spring of 2001, as a result of reduced consumption by U.S. farmers due to bad weather and low farm commodity prices, and the presence of significant quantities of imported nitrogen products, net sales were not significantly higher. Since quarterly results are affected by the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. Quarterly results can also vary significantly from one year to the next primarily due to weather-related shifts in planting schedules and purchase patterns as we experienced in the fourth fiscal quarter of 2001. Additionally, we incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

The following tables present our selected unaudited quarterly results of operations for fiscal 2001, 2000 and 1999.
Year Ending June 30, 2001
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q
Net sales	$120,053	$136,314	$147,512	$136,522
Operating (loss) income	$ (14,717)	$ (9,013)	$ 1,177	$ (82,600)
Net loss	$ (12,246)	$ (9,211)	$ (495)	$ (73,297)
Loss per share - basic (1)	$ (0.47)	$ (0.35)	$ (0.02)	$ (2.80)
Loss per share - diluted (1)	$ (0.47)	$ (0.35)	$ (0.02)	$ (2.80)
Weighted average common shares outstanding - basic	26,132	26,132	26,132	26,132
Weighted average common shares outstanding - diluted	26,132	26,132	26,132	26,132
Dividends paid per share	$ (0.03)	$ -	$ -	$ -
Common stock price range
- high	$ 4.63	$ 4.50	$ 5.36	$ 4.05
- low	$ 3.50	$ 2.43	$ 3.10	$ 2.99

Year Ending June 30, 2000
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q
Net sales	$ 96,998	$107,312	$129,660	$151,229
Operating (loss) income	$ (7,599)	$ (10,599)	$ (4,187)	$ 2,761
Net loss	$ (5,552)	$ (10,009)	$ (5,211)	$ (2,892)
Loss per share - basic (1)	$ (0.21)	$ (0.38)	$ (0.20)	$ (0.11)
Loss per share - diluted (1)	$ (0.21)	$ (0.38)	$ (0.20)	$ (0.11)
Weighted average common shares outstanding - basic	26,132	26,132	26,132	26,132
Weighted average common shares outstanding - diluted	26,132	26,132	26,132	26,132
Dividends paid per share	$ 0.10	$ 0.03	$ 0.03	$ 0.03
Common stock price range
- high	$ 10.81	$ 7.06	$ 10.75	$ 7.75
- low	$ 6.19	$ 4.56	$ 6.50	$ 2.94

Year Ending June 30, 1999
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q
Net sales	$104,715	$ 94,839	$140,604	$127,741
Operating (loss) income	$ 10,990	$ 3,090	$ (5,986)	$ 362
Net loss	$ 4,221	$ (485)	$ (6,131)	$ (1,212)
Loss per share - basic (1)	$ 0.16	$ (0.02)	$ (0.23)	$ (0.05)
Loss per share - diluted (1)	$ 0.16	$ (0.02)	$ (0.23)	$ (0.05)
Weighted average common shares outstanding - basic	26,976	26,178	26,132	26,132
Weighted average common shares outstanding - diluted	26,976	26,178	26,132	26,132
Dividends paid per share	$ 0.10	$ 0.10	$ 0.10	$ 0.10
Common stock price range
- high	$ 17.31	$ 16.56	$ 15.13	$ 10.75
- low	$ 11.50	$ 11.00	$ 9.38	$ 8.13

(1)  Quarterly amounts do not add to the annual earnings per share because of changes in the number of outstanding shares during the year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We are required to adopt and apply the provisions of this statement on July 1, 2002. At the date of adoption, we expect to have unamortized goodwill in the amount of $101.3 million. Based on certain provisions within the statement, we will no longer amortize goodwill after the adoption date. Amortization expense for the fiscal year beginning July 1, 2002, would have been $2.9 million. Other provisions of the statement require that goodwill be measured periodically for impairment. The impact of adoption of SFAS No. 142 on our consolidated financial position and results of operation related to those provisions has not yet been determined.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of adoption on our consolidated financial position and results of operations has not yet been determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  The information required by this item regarding the identification of directors and their business experience will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Nominees for Election to Serve Until 2004," "Directors Continuing to Serve Until 2003," and "Directors Continuing to Serve Until 2002," which Proxy Statement will be timely filed with the Securities and Exchange Commission and which information is incorporated herein by reference.

     (b)  The information required by this item regarding the identification of executive officers and their business experience will not appear in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and therefore is furnished in this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant" in Part I, Item 1.

     (c)  The information required by this item regarding the identification of certain significant employees is not applicable to the Company.

     (d)  There are no family relationships among the directors and executive officers of the Company. There are no arrangements or understandings between any executive officer and any other person pursuant to which such person was selected as an executive officer.

     (e)  The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which Proxy Statement will be timely filed with the Securities and Exchange Commission and which information is incorporated herein by reference.

     (f)  The information required by this item regarding legal proceedings involving directors or executive officers is not applicable to the Company.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Compensation Committee Report on Executive Compensation" and "Executive Compensation," which Proxy Statement will be timely filed with the Securities and Exchange Commission and which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement will be timely filed with the Securities and Exchange Commission and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Certain Business Relationships," which Proxy Statement will be timely filed with the Securities and Exchange Commission and which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

Documents filed as a part of this Annual Report on Form 10-K:

     Consolidated Financial Statements. The consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated August 28, 2001, appearing in Item 8 of this Annual Report on Form 10-K, are described below:.

Report of Independent Public Accountants

Consolidated Balance Sheets, June 30, 2001and 2000

Consolidated Statements of Income, Years Ended June 30, 2001, 2000, and 1999

Consolidated Statements of Shareholders' Equity, Years Ended June 30, 2001, 2000, and 1999

Consolidated Statements of Cash Flows, Years Ended June 30, 2001, 2000, and 1999

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

     Exhibits. The exhibits required to be filed as part of this Annual Report by Item 601 of Regulation S-K are set forth on the Exhibit Index, which follows the signatures, and are either incorporated in this Annual Report on Form 10-K by reference to filings with the Securities and Exchange Commission or are attached to this Annual Report on Form 10-K.

Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MISSISSIPPI CHEMICAL CORPORATION By: /s/ Charles O. Dunn Charles O. Dunn Principal Executive Officer
By: /s/ Timothy A. Dawson Timothy A. Dawson Principal Financial Officer and Chief Accounting Officer

Date: September 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Coley L. Bailey Coley L. Bailey	Director, Chairman of the Board	September 27, 2001
/s/ John Sharp Howie John Sharp Howie	Director, Vice Chairman of the Board	September 27, 2001
/s/ Charles O. Dunn Charles O. Dunn	Director, President and Chief Executive Officer (principal executive officer)	September 27, 2001
/s/ John W. Anderson John W. Anderson	Director	September 27, 2001
/s/ Reuben V. Anderson Reuben V. Anderson	Director	September 27, 2001
/s/ Haley Barbour Haley Barbour	Director	September 27, 2001
/s/ Frank R. Burnside, Jr. Frank R. Burnside, Jr.	Director	September 27, 2001
/s/ W. R. Dyess W. R. Dyess	Director	September 27, 2001
/s/ Woods E. Eastland Woods E. Eastland	Director	September 27, 2001
/s/ George D. Penick, Jr. George D. Penick, Jr.	Director	September 27, 2001
/s/ W. A. Percy II W. A. Percy II	Director	September 27, 2001
/s/ David M. Ratcliffe David M. Ratcliffe	Director	September 27, 2001
/s/ Wayne Thames Wayne Thames	Director	September 27, 2001

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION	DESIGNATION
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
4.2

Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7 1/4% debt securities due November 15, 2017; filed as Exhibit 4(a) to the Company's Current Report on Form 8-K filed November 25, 1997, SEC File No. 001-12217, and incorporated herein by reference.

*
4.3

First Supplemental Indenture dated as of July 1, 1999, among the Company, Mississippi Nitrogen, Inc., MissChem Nitrogen, L.L.C., and Harris Trust and Savings Bank, as Trustee, supplementing the Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7 1/4% debt securities due November 15, 2017.

+
4.4

Instrument of Resignation, Appointment and Acceptance dated as of February 18, 2000, among the Company, Harris Trust and Savings Bank as the Resigning Trustee, and Trustmark National Bank as the Successor Trustee, under the Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7 1/4% debt securities due November 15, 2017.

+
4.5

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

*
10.1	Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock.(1)	+
10.2	Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock.	+
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

*
10.6

Amendment No. 5, effective as of July 1, 2000, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
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

*
10.8

First Amendment, effective as of June 10, 1999, to Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, SEC File No. 001-12217.

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

*
10.11

Fourth Amendment, effective as of August 15, 2001, among Harris Trust and Savings Bank, individually and in its capacity as administrative agent thereunder, Bank of Montreal, Chicago Branch, in its capacity as syndication agent thereunder, and Credit Agricole Indosuez (formerly known as Caisse Nationale de Credit Agricole) in its capacity as co-agent thereunder, and the member banks party thereto; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.12

Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 2-7803, and incorporated herein by reference.

*
10.13

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
10.15

Mississippi Chemical Corporation Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2000; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, SEC File No. 001-12217, and incorporated herein by reference.

*
10.16

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
10.18

Mississippi Chemical Corporation 1994 Stock Incentive Plan; filed as Exhibit 4.2 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

*
10.19

Mississippi Chemical Corporation Amended and Restated 1994 Stock Incentive Plan; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, SEC File No. 001-12217, and incorporated herein by reference.

*
10.20

Mississippi Chemical Corporation 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 4.3 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

*
10.21

Mississippi Chemical Corporation Amended and Restated 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, SEC File No. 001-12217, and incorporated herein by reference.

*
10.22

Mississippi Chemical Corporation 1995 Restricted Stock Purchase Plan for Nonemployee Directors; filed as Exhibit 4.4 to the Company's Form S-8 Registration Statement filed December 21, 1995, SEC File No. 33-65209, and incorporated herein by reference.

*
21	List of subsidiaries of the Company.	+
23	Consent of Arthur Andersen LLP.	+

________________________

(1) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first, second and third paragraphs of Article IV, Article VII, Article VIII, and from the second and third paragraphs of Article IX, and an application for confidential treatment has been filed separately with the Commission.

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

* Incorporated by reference.
+ Attached as an exhibit to this Annual Report on Form 10-K.