Form 10-K/A
period 2001-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2001-10-17
CIK 66895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 0-20411

MISSISSIPPI CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)
MISSISSIPPI	64-0292638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3622 Highway 49 East, P.O. Box 388, Yazoo City, MS	39194
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(662) 746-4131
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on December 7, 2001 (Items 10(a) and (e), 11, 12, and 13 in Part III)

EXPLANATORY NOTE

This amendment on Form 10-K/A amends the registrant's Annual Report on Form 10-K for the year ended June 30, 2001, to add an officer to the table in Part I, Item 1. Business, Executive Officers and Employees, under the subheading Executive Officers of the Registrant.

PART I

ITEM 1. BUSINESS

EXECUTIVE OFFICERS AND EMPLOYEES

Executive Officers of the Registrant

Executive officers are elected for a one-year term by the Board of Directors. The Company's executive officers are as follows:

Name of Officer	Age	Office and Employment During the Last Five Fiscal Years
Charles O. Dunn	53	President and Chief Executive Officer since April 1, 1993
David W. Arnold	64	Senior Vice President-Technical Group since July 1, 1991
Timothy A. Dawson	47	Senior Vice President and Chief Financial Officer since April 22, 1999; Vice President-Finance (1996-1999)
Robert E. Jones	53	Senior Vice President-Corporate Development since October 1, 1997; Senior Vice President and General Counsel (1996-1997)
C. E. McCraw	53	Senior Vice President-Operations since July 12, 1994
Bruce J. Brumfield, Jr.	40	Vice President-Strategic Initiatives since May 16, 2001; Director of Strategic Initiatives (2000-2001); Corporate Counsel (1995-2000)
Joe A. Ewing	50

Vice President-Marketing and Distribution since September 1, 1999; Director of Marketing and Distribution (1998-1999); Director of Converted Nitrogen Sales (1997-1998); Director of Procurement and Distribution (1993-1997)

Larry W. Holley	53

Vice President-Nitrogen Production since November 1, 2000; President of Farmland MissChem Limited in Trinidad (1998-2000); Vice President-Nitrogen Production (1997-1998); Director of Nitrogen Production (1997); Director of Energy (1991-1997).

William L. Smith	51	Vice President and General Counsel since November 11, 1998; General Counsel (1997-1998); partner in the law firm of Brunini, Grantham, Grower & Hewes, PLLC (1982-1997)
Ethel Truly	51	Vice President-Administration since January 18, 1996

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Timothy A. Dawson Timothy A. Dawson Principal Financial Officer and Chief Accounting Officer

Date: October 17, 2001