Form 10-Q
period 2001-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2001-11-13
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

               The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001.

Class	Number of Shares
Common Stock, $0.01 par value	26,131,917

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Financial Statements

		Consolidated Statements of Income	3
		Three months ended September 30, 2001 and 2000

		Consolidated Balance Sheets	4 - 5
		September 30, 2001 and June 30, 2001

		Consolidated Statements of Shareholders' Equity	6
		Fiscal Year ended June 30, 2001 and
		Three months ended September 30, 2001

		Consolidated Statements of Cash Flows	7
		Three months ended September 30, 2001 and 2000

		Notes to Consolidated Financial Statements	8 - 15

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	16 - 23

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	24

PART II.		OTHER INFORMATION:

	Item 6.	Exhibits and Reports on Form 8-K	25

	Signatures		25

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
	2001	2000
	(In thousands, except per share data)
Revenues:
Net sales	$107,843	$120,053

Operating expenses:
Cost of products sold	106,694	122,561
Selling, general and administrative	7,148	8,773
Other	6,618	3,436
	120,460	134,770

Operating loss	(12,617)	(14,717)

Other (expense) income:
Interest, net	(7,686)	(7,159)
Other	3,201	1,459

Loss before income taxes	(17,102)	(20,417)

Income tax benefit	(9,052)	(8,171)

Net loss	$ (8,050)	$(12,246)

Loss per share - basic and diluted
(see Note 2)	$ (0.31)	$ (0.47)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	June 30,
	2001	2001
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 2,074	$ 11,797
Accounts receivable, net	41,635	54,196

Inventories:
Finished products	40,068	44,502
Raw materials and supplies	5,578	6,230
Replacement parts	35,752	36,380
Total inventories	81,398	87,112

Prepaid expenses and other current assets	6,401	2,364
Deferred income taxes	7,550	7,280

Total current assets	139,058	162,749

Investments in affiliates	99,155	96,064

Other assets	6,210	6,304

Property, plant and equipment, at cost	835,883	841,080
less accumulated depreciation, depletion
and amortization	(434,360)	(430,788)
Net property, plant and equipment	401,523	410,292

Goodwill, net of accumulated amortization	103,465	104,198

	$ 749,411	$ 779,607

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	June 30,
	2001	2001
	(In thousands, except per share data)

Current liabilities:
Accounts payable	$ 40,755	$ 38,167
Accrued liabilities	16,551	10,797
Total current liabilities	57,306	48,964

Long-term debt	365,169	386,285

Other long-term liabilities and deferred credits	10,773	10,922

Deferred income taxes	34,731	43,679

Shareholders' equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,976)	280	280
Additional paid-in capital	305,901	305,901
Retained earnings	10,913	18,963
Accumulated other comprehensive loss	(6,083)	(5,808)
Treasury stock, at cost (1,844 shares)	(29,579)	(29,579)
Total shareholders' equity	281,432	289,757

	$ 749,411	$ 779,607

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

SEPTEMBER 30, 2001

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands, except per share data)

Balances, July 1, 2000	$ 280	$ 305,901	$114,996	$ -	$(29,579)	$391,598
Comprehensive loss:
Cumulative net
unrealized gain on
hedges, net of tax
of $2,482	-	-	-	4,149	-	4,149
Net loss	-	-	(95,249)	-	-	(95,249)
Net unrealized loss on
hedges, net of tax
benefit of $5,966	-	-	-	(9,957)	-	(9,957)

Comprehensive loss	-	-	(95,249)	(5,808)	-	(101,057)

Cash dividends paid
($0.03 per share)	-	-	(784)	-	-	(784)

Balances, June 30, 2001	280	305,901	18,963	(5,808)	(29,579)	289,757
Comprehensive loss:
Net loss	-	-	(8,050)	-	-	(8,050)
Net unrealized loss on
hedges, net of tax
benefit of $166	-	-	-	(275)	-	(275)

Comprehensive loss	-	-	(8,050)	(275)	-	(8,325)

Balances,
September 30, 2001	$ 280	$ 305,901	$ 10,913	$ (6,083)	$(29,579)	$281,432

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net loss	$ (8,050)	$ (12,246)
Reconciliation of net loss to net cash provided
by operating activities:
Net change in operating assets and liabilities	22,383	17,641
Depreciation, depletion and amortization	11,169	12,038
Deferred loss on hedging activities, net of tax	(1,589)	-
Deferred income taxes	(10,007)	(4,761)
Equity earnings in unconsolidated affiliates	(3,681)	(2,723)
Other	(3,567)	330

Net cash provided by operating activities	6,658	10,279

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,858)	(4,495)
Proceeds from sale of assets	4,806	2,358
Other	2,800	300

Net cash provided by (used in) investing activities	4,748	(1,837)

Cash flows from financing activities:
Debt proceeds	52,669	88,521
Debt payments	(73,798)	(96,328)
Cash dividends paid	-	(784)

Net cash used in financing activities	(21,129)	(8,591)

Net decrease in cash and cash equivalents	(9,723)	(149)

Cash and cash equivalents - beginning of period	11,797	2,190

Cash and cash equivalents - end of period	$ 2,074	$ 2,041

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation, its subsidiaries and affiliates. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month period ended September 30, 2001 and 2000, our financial position at September 30, 2001 and June 30, 2001, our consolidated statements of shareholders' equity for the three months ended September 30, 2001 and the year ended June 30, 2001, and our cash flows for the three months ended September 30, 2001 and 2000. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2001 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2001, audited financial statements.

Our business is seasonal; therefore, the results of operations for the period ended September 30, 2001, are not necessarily indicative of the operating results for the full fiscal year.

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

Options outstanding were not included in our computations of diluted earnings per share for the three-month period ended September 30, 2001 and 2000, because they were antidilutive.

NOTE 3 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three-month period ended September 30, 2001 and 2000. The Other caption includes corporate and consolidating eliminations.

	Three months ended September 30, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 64,250	$ 24,565	$ 19,028	$ -	$107,843
Net sales - intersegment	5,907	13	-	(5,920)	-
Operating loss	(9,057)	(1,287)	(2,282)	9	(12,617)
Depreciation, depletion and
amortization	6,941	1,395	1,753	1,080	11,169
Capital expenditures	2,051	411	314	82	2,858

	Three months ended September 30, 2000
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 71,325	$ 29,823	$18,905	$ -	$120,053
Net sales - intersegment	7,570	15	-	(7,585)	-
Operating loss	(9,863)	(1,907)	(2,425)	(522)	(14,717)
Depreciation, depletion and
amortization	7,947	1,505	1,607	979	12,038
Capital expenditures	1,877	293	2,320	5	4,495

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The components of comprehensive loss that relate to us are net income or loss and unrealized gains or losses on our natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130, are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive loss during the three months ended September 30, 2001, are included below.

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net unrealized loss on natural gas hedging	(In thousands)
activities:

Balances, June 30, 2001	$ (9,292)	$ 3,484	$ (5,808)

Net unrealized loss arising during period	(4,243)	1,592	(2,651)
Less: reclassification adjustment for net
losses realized in net income	3,802	(1,426)	2,376
Balances, September 30, 2001	$ (9,733)	$ 3,650	$ (6,083)

NOTE 5 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for September 30, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended September 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 33,831	$ 108,529	$ (34,517)	$ 107,843

Operating expenses:
Cost of products sold	-	35,561	106,006	(34,873)	106,694
Selling, general and
administrative	(19)	1,215	5,952	-	7,148
Other	-	3,628	2,990	-	6,618
	(19)	40,404	114,948	(34,873)	120,460
Operating income (loss)	19	(6,573)	(6,419)	356	(12,617)

Other (expense) income:
Interest, net	(7,674)	(2,855)	2,843	-	(7,686)
Other	(744)	(1,588)	3,181	2,352	3,201

Loss before income taxes	(8,399)	(11,016)	(395)	2,708	(17,102)

Income tax benefit	(349)	(6,502)	(1,051)	(1,150)	(9,052)

Net (loss) income	$ (8,050)	$ (4,514)	$ 656	$ 3,858	$ (8,050)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended September 30, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 33,883	$ 144,813	$ (58,643)	$ 120,053

Operating expenses:
Cost of products sold	-	41,137	140,543	(59,119)	122,561
Selling, general and
administrative	513	1,473	6,787	-	8,773
Other	-	1,600	1,836	-	3,436
	513	44,210	149,166	(59,119)	134,770
Operating loss	(513)	(10,327)	(4,353)	476	(14,717)

Other (expense) income:
Interest, net	(7,574)	(3,488)	3,903	-	(7,159)
Other	(5,102)	3,149	209	3,203	1,459

Loss before income taxes	(13,189)	(10,666)	(241)	3,679	(20,417)

Income tax benefit	(943)	(2,060)	(4,534)	(634)	(8,171)

Net (loss) income	$(12,246)	$ (8,606)	$ 4,293	$ 4,313	$ (12,246)

CONDENSED CONSOLIDATING BALANCE SHEET
	September 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 2,003	$ 16	$ 55	$ -	$ 2,074
Receivables, net	2,528	11,298	66,483	(38,674)	41,635
Inventories	-	18,693	62,305	400	81,398
Prepaid expenses and other
current assets	8,792	1,681	9,993	(6,515)	13,951

Total current assets	13,323	31,688	138,836	(44,789)	139,058

Investments in affiliates	620,138	294,202	83,519	(898,704)	99,155
Other assets	179,350	-	295,120	(468,260)	6,210
PP&E, net	9,009	136,015	256,499	-	401,523
Goodwill, net	-	-	103,465	-	103,465

Total assets	$821,820	$ 461,905	$ 877,439	$(1,411,753)	$ 749,411

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 33,855	$ 7,299	$ 50,638	$ (51,037)	$ 40,755
Accrued liabilities	12,778	3,607	7,059	(6,893)	16,551

Total current liabilities	46,633	10,906	57,697	(57,930)	57,306

Long-term debt	492,222	154,962	140,542	(422,557)	365,169
Other long-term liabilities and
deferred credits	1,533	33,577	57,245	(46,851)	45,504

Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	535,866	(860,581)	305,901
Retained earnings	10,913	(62,256)	27,148	35,108	10,913
Accumulated other
comprehensive loss	(6,083)	-	-	-	(6,083)
Treasury stock, at cost	(29,579)	-	-	-	(29,579)

Total shareholders' equity	281,432	262,460	621,955	(884,415)	281,432

Total liabilities and
shareholders' equity	$ 821,820	$ 461,905	$ 877,439	$(1,411,753)	$ 749,411

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 11,728	$ 16	$ 53	$ -	$ 11,797
Receivables, net	10,785	11,062	83,052	(50,703)	54,196
Inventories	-	22,620	64,421	71	87,112
Prepaid expenses and other
current assets	5,382	1,445	7,427	(4,610)	9,644
Total current assets	27,895	35,143	154,953	(55,242)	162,749

Investments in affiliates	620,945	296,171	80,003	(901,055)	96,064
Other assets	180,201	-	277,126	(451,023)	6,304
Property, plant and
equipment, net	9,315	138,201	262,776	-	410,292
Goodwill, net	-	-	104,198	-	104,198

Total assets	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 42,171	$ 15,131	$ 45,916	$ (65,051)	$ 38,167
Accrued liabilities	6,493	2,924	5,841	(4,461)	10,797

Total current liabilities	48,664	18,055	51,757	(69,512)	48,964

Long-term debt	498,166	150,460	148,288	(410,629)	386,285
Other long-term liabilities and
deferred credits	1,769	34,025	57,713	(38,906)	54,601

Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	535,866	(860,581)	305,901
Retained earnings	18,963	(57,741)	26,491	31,250	18,963
Accumulated other
comprehensive loss	(5,808)	-	-	-	(5,808)
Treasury stock, at cost	(29,579)	-	-	-	(29,579)

Total shareholders' equity	289,757	266,975	621,298	(888,273)	289,757

Total liabilities and
shareholders' equity	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended September 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating
activities:
Net (loss) income	$ (8,050)	$ (4,514)	$ 656	$ 3,858	$ (8,050)
Reconciliation of net (loss)
income to net cash (used in)
provided by operating activities:
Net change in operating
assets and liabilities	4,977	(3,671)	19,797	1,280	22,383
Depreciation, depletion and
amortization	1,079	3,156	6,934	-	11,169
Deferred loss on hedging
activities, net of tax	(1,589)	-	-	-	(1,589)
Equity earnings in
unconsolidated affiliates	718	1,473	(3,520)	(2,352)	(3,681)
Deferred income taxes and
other	(6,902)	(353)	(3,533)	(2,786)	(13,574)
Net cash (used in) provided by
operating activities	(9,767)	(3,909)	20,334	-	6,658

Cash flows from investing
activities:
Purchases of property, plant and
equipment	(82)	(1,208)	(1,568)	-	(2,858)
Proceeds from sale of assets	-	120	4,686	-	4,806
Other	-	495	2,305	-	2,800
Net cash (used in) provided by
investing activities	(82)	(593)	5,423	-	4,748

Cash flows from financing
activities:
Debt proceeds	52,669	-	-	-	52,669
Debt payments	(73,798)	-	-	-	(73,798)
Net change in affiliate notes	21,253	4,502	(25,755)	-	-
Net cash provided by (used in)
financing activities	124	4,502	(25,755)	-	(21,129)

Net (decrease) increase in cash
and cash equivalents	(9,725)	-	2	-	(9,723)

Cash and cash equivalents -
beginning of period	11,728	16	53	-	11,797

Cash and cash equivalents -
end of period	$ 2,003	$ 16	$ 55	$ -	$ 2,074

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended September 30, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating
activities:
Net (loss) income	$ (12,246)	$ (8,606)	$ 4,293	$ 4,313	$ (12,246)
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

Cash flows from investing
activities:
Purchases of property, plant
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL. Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industrial users for use primarily in the southern and western regions of the United States. The following is management's discussion and analysis of results of operations and financial condition, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2001.

SEASONALITY. Consistent with the historical nature of our business, the usage of fertilizer in our trade territory is highly seasonal, and our quarterly results reflect the fact that significantly more fertilizer is traditionally sold during the last four months of our fiscal year (March through June). Since interim period operating results reflect the seasonal nature of our business, they may not necessarily be indicative of results expected for the full fiscal year. We incur substantial expenditures for fixed costs and inventory throughout the year. In addition, quarterly results can vary significantly from year to year due to a number of factors as detailed under "Forward Looking Statements" in this report and under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

OVERVIEW. For the quarter ended September 30, 2001, we incurred a net loss of $8.1 million (or $0.31 per diluted share) compared to a net loss of $12.2 million (or $0.47 per diluted share) for the same quarter during the prior year. Net sales decreased to $107.8 million for the quarter ended September 30, 2001, from $120.1 million for the quarter ended September 30, 2000. We incurred an operating loss of $12.6 million for the quarter ended September 30, 2001, compared to an operating loss of $14.7 million for the quarter ended September 30, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended September 30, 2001, were positive $1.8 million compared to negative $1.2 million for the quarter ended September 30, 2000.

NET SALES

OVERVIEW. Our net sales decreased 10% to $107.8 million for the quarter ended September 30, 2001, from $120.1 million for the quarter ended September 30, 2000. This decrease was primarily the result of lower sales prices for our nitrogen products and lower sales prices and volumes for DAP.

The following tables summarize our sales results by product categories for the three months ended September 30:

	2001	2000	% Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$ 64,083	$ 71,180	(10%)
DAP	24,557	29,380	(16%)
Potash	19,028	18,905	1%
Other	175	588	(70%)

Net Sales	$107,843	$120,053	(10%)

	2001	2000	% Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Ammonia	189	215	(12%)
Ammonium nitrate	123	104	18%
Urea	126	143	(12%)
Nitrogen solutions	79	46	72%
Nitric acid	21	13	62%
Total Nitrogen	538	521	3%

DAP	210	222	(5%)
Potash	222	215	3%

	2001	2000	% Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 119	$ 137	(13%)
DAP	$ 117	$ 132	(11%)
Potash	$ 86	$ 88	(2%)

NITROGEN. Our nitrogen sales decreased 10% as a result of a 13% decrease in sales prices partially offset by a 3% increase in sales volumes. Our ammonia sales prices decreased 14% while sales volumes decreased 12%. Lower demand from industrial customers, due to the slowing economy, accounted for the decrease in sales volumes. Anticipation of increased domestic fertilizer production due to lower natural gas prices and the presence of new fertilizer production in South America negatively influenced product prices. We operated our domestic ammonia plants at approximately 54% of capacity during the quarter. By the end of the quarter, all of our domestic ammonia plants were operating except for the 500-ton-per-day plant in Yazoo City which was undergoing maintenance work at quarter end. To meet customer commitments and to offset lost production, we purchased approximately 45,000 tons of ammonia in the open market.

Ammonium nitrate sales volumes increased 18%, while sales prices decreased 1%. Late season movement to cotton and stronger pasture applications accounted for the increase in sales volumes. Our ammonium nitrate operations ran at approximately 58% of capacity for the quarter ended September 30, 2001.

Urea sales volumes decreased 12%, while average sales prices decreased 5%. Sales prices decreased as a result of excess industry supply caused by high levels of carryover spring inventory. Sales volumes were lower during the quarter ended September 30, 2001, because we did not produce or sell any granular urea. Approximately 16,000 tons of granular urea were sold during the quarter ended September 30, 2000. On September 20, 2001, the granular urea plant at Faustina, Louisiana, was transferred back to IMC Phosphate Company. Our prilled urea facility operated at approximately 86% of capacity during the quarter.

Nitrogen solutions sales volumes increased 72% during the quarter, while the average sales price decreased 19%. The increase in sales volumes resulted from the purchase of approximately 25,000 tons for resale, late season application to crops, and customers electing to fix product prices early thereby taking delivery from consignment programs. During the quarter ended September 30, 2000, less product was available for sale due to a scheduled maintenance shutdown at our Yazoo City facility and low beginning inventory levels. While there were no perceived supply problems in the quarter ended September 30, 2001, during the prior year quarter prices were positively affected by concerns about availability. We operated our nitrogen solutions production at approximately 72% of capacity during the quarter.

PHOSPHATES. Our DAP sales decreased 16% as a result of an 11% decrease in sales prices and a 5% decrease in sales volumes. Sales prices decreased as a result of the world supply/demand balance; however, improvement was beginning to occur by quarter end as China announced its decision to increase DAP imports for the December 31, 2001 quarter.

POTASH. Our potash sales increased 1% as a result of a 3% increase in sales volumes partially offset by a 2% decrease in sales prices. The change in sales prices and volumes resulted from an increase in export sales at lower sales prices.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold decreased to $106.7 million for the quarter ended September 30, 2001, from $122.6 million for the quarter ended September 30, 2000. As a percentage of net sales, cost of products sold decreased to 99% for the quarter ended September 30, 2001, from 102% for the quarter ended September 30, 2000. This decrease is primarily the result of lower nitrogen and DAP costs per ton partially offset by lower sales prices for nitrogen and DAP. Our corporate average natural gas price decreased 16% to $3.32 per MMBtu for the quarter ended September 30, 2001.

NITROGEN. Our nitrogen costs per ton decreased 17% primarily as a result of lower natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities decreased approximately 15% to $3.33 per MMBtu. We also incurred lower maintenance costs during the quarter ended September 30, 2001. During the prior year quarter, we incurred additional maintenance costs at our Yazoo City, Mississippi, nitrogen facilities as a result of having scheduled maintenance shutdowns. During the quarter ended September 30, 2001, we also had higher equity earnings at our joint venture ammonia plant in Trinidad, Farmland MissChem Limited ("Farmland MissChem"). Our portion of the earnings from Farmland MissChem was $3.5 million as compared to $2.5 million for the quarter ended September 30, 2000.

PHOSPHATES. Our DAP costs per ton decreased 13% for the quarter ended September 30, 2001. This decrease was primarily the result of lower raw material costs for sulfur, phosphate rock, ammonia and sulfuric acid.

POTASH. Our potash costs per ton decreased 3% for the quarter ended September 30, 2001. This decrease was primarily the result of lower natural gas and labor costs, partially offset by higher electricity costs.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $7.1 million for the quarter ended September 30, 2001, from $8.8 million for the quarter ended September 30, 2000. This decrease was primarily the result of reduced goodwill amortization, depreciation and other items during the quarter. In addition, the prior year included approximately $787,000 in charges related to an early retirement program. As a percentage of net sales, selling, general and administrative expenses were 7% for the quarter ended September 30, 2001 and September 30, 2000.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $6.6 million for the quarter ended September 30, 2001, from $3.4 million for the quarter ended September 30, 2000. This increase is the result of higher idle plant costs at our nitrogen facilities. Portions of our ammonia, urea and nitric acid production capacities were idled for various periods primarily due to the unfavorable relationship between product prices and natural gas prices.

INTEREST, NET

Our net interest expense for the quarter ended September 30, 2001, increased to $7.7 million from $7.2 million. This increase was primarily the result of higher average debt balances partially offset by lower average interest rates under our revolving credit facility.

OTHER INCOME

Other income increased to $3.2 million from $1.5 million, primarily as a result of gains on the sale of assets.

INCOME TAX BENEFIT

For the quarter ended September 30, 2001, our income tax benefit was $9.1 million, as compared to an income tax benefit of $8.2 million for the quarter ended September 30, 2000. These income tax benefits are primarily the result of our net losses and providing taxes based on an estimated annual effective tax rate of approximately 53%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents of $2.1 million, compared to $11.8 million at June 30, 2001, a decrease of approximately $9.7 million.

OPERATING ACTIVITIES

For the three-month period ended September 30, 2001, our net cash provided by operating activities was $6.7 million compared to $10.3 million for the three-month period ended September 30, 2000.

INVESTING ACTIVITIES

Our net cash provided by investing activities was $4.7 million for the three-month period ended September 30, 2001, and included $4.8 million in proceeds from the sale of assets. These proceeds were partially offset by $2.9 million in capital expenditures that were for normal improvements and modifications to our facilities. Our net cash used in investing activities was $1.8 million for the three-month period ended September 30, 2000, and included capital expenditures of $4.5 million partially offset by $2.4 million in proceeds from the sale of assets.

FINANCING ACTIVITIES

Our net cash used in financing activities was $21.1 million for the three-month period ended September 30, 2001, which reflected net debt payments of $21.1 million. Our net cash used in financing activities was $8.6 million for the three-month period ended September 30, 2000, which reflected net debt payments of $7.8 million and $784,000 in cash dividends.

We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of eleven commercial banks totaling $200.0 million. The Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or the Federal Funds Rate. At September 30, 2001, we had borrowings outstanding in the amount of $151.0 million, and letters of credit outstanding in the amount of $6.4 million that lowered our availability under the Facility. We had $35.2 million available under the Facility at September 30, 2001, in addition to cash on hand of $2.1 million. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation. On August 15, 2001, we amended the Facility to provide us with more flexibility under the Facility's covenants in light of the current volatile conditions in our industry and the natural gas markets. Our borrowing spreads on loans for the September 30, 2001, quarter under the amended Facility increased by 100 basis points over the borrowing spreads in effect prior to fiscal 2002. Since we were in compliance with all covenants as of September 30, 2001, this borrowing spread increase is only 50 basis points for all future quarters as long as we continue to meet certain covenants. The specific covenants are more particularly described in the amendment to the Facility filed as an exhibit to our August 20, 2001, Form 8-K and our most recent Annual Report on Form 10-K, each of which is on file with the Securities and Exchange Commission.

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

Based on natural gas and product market prices as of the date of this filing, and our current hedge positions, we believe that our existing cash, cash generated from operations, cash generated from non-core asset dispositions and cash available under the Facility will be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2002. There has been unprecedented volatility in natural gas prices since late spring 2000. Although natural gas prices have declined during calendar 2001, they remain volatile. If natural gas prices increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity.

OUTLOOK

We believe that world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online in the next four years. However, to maximize results in the current environment, we continue to determine operating levels for our plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. We continue to believe that significantly higher natural gas storage levels, compared to fiscal 2001, will help moderate natural gas pricing during the winter, and reduce the volatility from levels experienced last winter. This should significantly improve our nitrogen production cost compared to the prior year. However, if natural gas prices increase, it will have a material adverse impact on our performance if product prices do not experience corresponding increases. Also, extremely low farm commodity prices continue to negatively influence fertilizer demand worldwide through lower planted acreage, and it is difficult to predict when farm commodity prices will begin to rise.

Currently, phosphate markets are firming as a result of anticipated purchases by China. PhosChem, our export distributor, announced in October of this year that it had concluded new contracts with China for major sales through calendar 2002. Approximately two-thirds of our DAP tons are sold into export markets. We also view the accession of China to the World Trade Organization, which is anticipated to be in early calendar 2002, as positive in the long-term for the DAP industry. We also anticipate increased domestic demand for DAP in the near-term. During the last two growing seasons, farmers have reduced the application rates of phosphate and potash fertilizers and "mined" the soil due to low farm commodity prices. Since agronomic best practices indicate that phosphate and potash fertilizer are necessary soil nutrients that must be replenished, we expect increased domestic application rates. Finally, we believe potash pricing will remain firm; however, the performance of our potash segment will depend on energy costs and improving ore grades. Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements." Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas market, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U.S. government policies, weather, and changes in agricultural production methods, (iv) availability and cost of capital; (v) possible unscheduled plant outages and other operating difficulties, (vi) price competition and capacity expansions and reductions from both domestic and international competitors, (vii) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (viii) the relative unpredictability of international and local economic conditions, (ix) the relative value of the U.S. dollar, (x) regulations regarding the environment and the sale and transportation of fertilizer products, and (xi) other important factors affecting the fertilizer industry and us as detailed under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

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

To manage our natural gas price risks, we enter into derivative transactions, primarily in the near-term markets, as the opportunity arises.  These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas.  We do not hold or issue derivative financial instruments for trading purposes.  We maintain formal policies with respect to entering into and monitoring derivative transactions.  Our derivative transactions are intended to hedge our future natural gas costs.  The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices.

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments.  At September 30, 2001, the fair value of open positions was calculated by valuing each position using quoted market prices on the New York Mercantile Exchange ("NYMEX").  We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments.  We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $800,000 at September 30, 2001.

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

See Index of Exhibits on page 26.

(b) Reports on Form 8-K.

        On August 20, 2001, the registrant filed a Report on Form 8-K regarding its press release of the same date that announced the registrant's results of operations for its fourth fiscal quarter of 2001 and that on August 15, 2001, the registrant amended its revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSISSIPPI CHEMICAL CORPORATION

Date: November 13, 2001	By: /s/ Timothy A. Dawson
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
4.2

Agreement of Substitution and Amendment of Common Shares Rights Agreement dated as of August 1, 2001, among the Company, Harris Trust and Savings Bank, and American Stock Transfer and Trust Company; filed as Exhibit 4.1 to the Company's Report on Form 8-A/A (Amendment No. 1), SEC File No. 001-12217, and incorporated herein by reference.

*
4.3

Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7 1/4% debt securities due November 15, 2017; filed as Exhibit 4(a) to the Company's Current Report on Form 8-K filed November 25, 1997, SEC File No. 001-12217, and incorporated herein by reference.

*
4.4

First Supplemental Indenture dated as of July 1, 1999, among the Company, Mississippi Nitrogen, Inc., MissChem Nitrogen, L.L.C., and Harris Trust and Savings Bank, as Trustee, supplementing the Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7 1/4% debt securities due November 15, 2017; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
4.5

Instrument of Resignation, Appointment and Acceptance dated as of February 18, 2000, among the Company, Harris Trust and Savings Bank as the Resigning Trustee, and Trustmark National Bank as the Successor Trustee, under the Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7 1/4% debt securities due November 15, 2017; filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference.

*
4.6

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

*
10.1

Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-12217, and incorporated herein by reference. (1)

*
10.2

Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.3

Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference.(2)

*
10.4

Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference. (3)

*
10.5

Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.

*
10.6

Amendment No. 5, effective as of July 1, 2000, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.7	Amendment No. 6, effective as of July 1, 2001, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock.	32
10.8

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
10.9

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
10.10

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
10.11

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
10.12

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
10.13

Form of Severance Agreement dated July 29, 1996, by and between the Company and each of its Executive Officers; filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, SEC File No. 2-7803, and incorporated herein by reference.

*
10.14

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

__________________

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