Form 10-Q
period 2001-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2002-02-14
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001

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

               The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001.

Class	Number of Shares
Common Stock, $0.01 par value	26,131,917

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Financial Statements

		Consolidated Statements of Income	3
		Three months ended December 31, 2001 and 2000
		and Six months ended December 31, 2001 and 2000

		Consolidated Balance Sheets	4 - 5
		December 31, 2001 and June 30, 2001

		Consolidated Statements of Shareholders' Equity	6
		Fiscal Year ended June 30, 2001 and
		Six months ended December 31, 2001

		Consolidated Statements of Cash Flows	7
		Six months ended December 31, 2001 and 2000

		Notes to Consolidated Financial Statements	8 - 17

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	18 - 30

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	31

PART II.		OTHER INFORMATION:

	Item 4.	Submission of Matters to a Vote of Security Holders	32

	Item 6.	Exhibits and Reports on Form 8-K	32

	Signatures		32

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.



MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
	(In thousands, except per share data)
<s>	<c>	<c>	<c>	<c>
Revenues:
Net sales	$116,014	$136,314	$223,858	$256,368

Operating expenses:
Cost of products sold	107,541	135,118	214,235	257,680
Selling, general and
administrative	6,485	7,264	13,633	16,036
Other	1,233	2,945	7,851	6,382
	115,259	145,327	235,719	280,098

Operating income (loss)	755	(9,013)	(11,861)	(23,730)

Other (expense) income:
Interest, net	(6,964)	(7,111)	(14,650)	(14,269)
Other	679	922	3,880	2,380

Loss before income taxes	(5,530)	(15,202)	(22,631)	(35,619)

Income tax benefit	(4,360)	(5,991)	(13,411)	(14,162)

Net loss	$ (1,170)	$ (9,211)	$ (9,220)	$ (21,457)

Loss per share - basic and
diluted (see Note 2)	$ (0.04)	$ (0.35)	$ (0.35)	$ (0.82)





The accompanying notes are an integral part of these consolidated financial statements.





MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	June 30,
	2001	2001
	(In thousands, except per share data)
<s>	<c>	<c>
Current assets:
Cash and cash equivalents	$ 2,040	$ 11,797
Accounts receivable, net	44,296	54,196

Inventories:
Finished products	44,585	44,502
Raw materials and supplies	5,789	6,230
Replacement parts	35,008	36,380
Total inventories	85,382	87,112

Prepaid expenses and other current assets	5,547	2,364
Deferred income taxes	5,140	7,280

Total current assets	142,405	162,749

Investments in affiliates	102,202	96,064

Other assets	5,378	6,304

Property, plant and equipment, at cost	836,698	841,080
less accumulated depreciation, depletion
and amortization	(442,745)	(430,788)
Net property, plant and equipment	393,953	410,292

Goodwill, net of accumulated amortization	102,731	104,198

	$ 746,669	$ 779,607





The accompanying notes are an integral part of these consolidated financial statements.





MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,	June 30,
	2001	2001
	(In thousands, except per share data)
<s>	<c>	<c>
Current liabilities:
Long-term debt due within one year	$157,514	$ -
Accounts payable	40,571	38,167
Accrued liabilities	8,808	10,797
Total current liabilities	206,893	48,964

Long-term debt	214,189	386,285

Other long-term liabilities and deferred credits	11,049	10,922

Deferred income taxes	30,205	43,679

Shareholders' equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,976)	280	280
Additional paid-in capital	305,901	305,901
Retained earnings	9,743	18,963
Accumulated other comprehensive loss	(2,012)	(5,808)
Treasury stock, at cost (1,844 shares)	(29,579)	(29,579)
Total shareholders' equity	284,333	289,757

	$ 746,669	$ 779,607





The accompanying notes are an integral part of these consolidated financial statements.





MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

DECEMBER 31, 2001

(Unaudited)

Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands, except per share data)
<s>	<c>	<c>	<c>	<c>	<c>	<c>
Balances, July 1, 2000	$ 280	$ 305,901	$114,996	$ -	$(29,579)	$391,598
Comprehensive loss:
Cumulative net
unrealized gain on
hedges, net of tax of
$2,482	-	-	-	4,149	-	4,149
Net loss	-	-	(95,249)	-	-	(95,249)
Net change in
unrealized gain on
hedges, net of tax
benefit of $5,966	-	-	-	(9,957)	-	(9,957)

Comprehensive loss	-	-	(95,249)	(5,808)	-	(101,057)

Cash dividends paid
($0.03 per share)	-	-	(784)	-	-	(784)

Balances, June 30, 2001	280	305,901	18,963	(5,808)	(29,579)	289,757
Comprehensive loss:
Net loss	-	-	(9,220)	-	-	(9,220)
Net change in
unrealized loss on
hedges, net of tax
expense of $2,277	-	-	-	3,796	-	3,796

Comprehensive loss	-	-	(9,220)	3,796	-	(5,424)

Balances,
December 31, 2001	$ 280	$ 305,901	$ 9,743	$ (2,012)	$(29,579)	$284,333





The accompanying notes are an integral part of these consolidated financial statements.





MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2001	2000
	(In thousands)
<s>	<c>	<c>
Cash flows from operating activities:
Net loss	$ (9,220)	$ (21,457)
Reconciliation of net loss to net cash provided by
operating activities:
Net change in operating assets and liabilities	11,645	2,643
Depreciation, depletion and amortization	22,334	23,702
Change in deferred loss on hedging activities,
net of tax	619	11,234
Deferred income taxes	(13,240)	(7,422)
Equity earnings in unconsolidated affiliates	(7,318)	(5,277)
Other	(3,160)	(76)

Net cash provided by operating activities	1,660	3,347

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,126)	(10,997)
Proceeds from sale of assets	5,018	12,581
Other	3,300	750

Net cash provided by investing activities	3,192	2,334

Cash flows from financing activities:
Debt proceeds	115,345	198,342
Debt payments	(129,954)	(203,151)
Cash dividends paid	-	(784)

Net cash used in financing activities	(14,609)	(5,593)

Net (decrease) increase in cash and cash
equivalents	(9,757)	88

Cash and cash equivalents - beginning of period	11,797	2,190

Cash and cash equivalents - end of period	$ 2,040	$ 2,278





The accompanying notes are an integral part of these consolidated financial statements.



MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation and its subsidiaries. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and the six-month periods ended December 31, 2001 and 2000, our financial position at December 31, 2001 and June 30, 2001, our consolidated statements of shareholders' equity for the six months ended December 31, 2001 and the year ended June 30, 2001, and our cash flows for the six months ended December 31, 2001 and 2000. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2001 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2001, audited financial statements.

Our business is seasonal; therefore, the results of operations for the periods ended December 31, 2001, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - LONG-TERM DEBT DUE WITHIN ONE YEAR

We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of eleven commercial banks totaling $200.0 million. The Facility matures on November 25, 2002, and bears interest at rates related to Prime Rate, the London Interbank Offered Rate or the Federal Funds Rate. At December 31, 2001, we had borrowings outstanding in the amount of $157.5 million.

Since the Facility matures in November 2002, it became a current liability on our balance sheet for financial reporting purposes in the quarter ended December 31, 2001. We are currently exploring refinancing alternatives and believe that we will be able to refinance the Facility at or prior to maturity. We have engaged Credit Suisse First Boston Corporation to help us evaluate such alternatives. However, we cannot guarantee that we will be able to obtain new financing or that such financing will contain terms, particularly interest rates, fees, or amounts, as favorable as the Facility's.

NOTE 3 - EARNINGS PER SHARE

The number of shares used in our basic and diluted earnings per share computation are as follows:



	Three months ended		Six months ended
	December 31,		December 31,
	2001	2000	2001	2000
	(In thousands)
<s>	<c>	<c>	<c>	<c>
Weighted average common shares
outstanding, net of treasury shares, for
basic earnings per share	26,132	26,132	26,132	26,132
Common stock equivalents for employee
stock options	-	-	-	-

Weighted average common shares
outstanding for diluted earnings per
share	26,132	26,132	26,132	26,132

Options outstanding were not included in our computations of diluted earnings per share for the three-month or six-month periods ended December 31, 2001 and 2000, because they were antidilutive.

NOTE 4 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three-month and six-month periods ended December 31, 2001 and 2000. The Other caption includes corporate and consolidating eliminations.


	Three months ended December 31, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total
<s>	<c>	<c>	<c>	<c>	<c>
Net sales - external customers	$ 69,948	$ 27,972	$ 18,094	$ -	$116,014
Net sales - intersegment	4,957	22	-	(4,979)	-
Operating income (loss)	428	954	(1,395)	768	755
Depreciation, depletion and
amortization	6,908	1,402	1,694	1,161	11,165
Capital expenditures	228	1,104	895	41	2,268

	Three months ended December 31, 2000
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total
<s>	<c>	<c>	<c>	<c>	<c>
Net sales - external customers	$ 98,222	$ 22,862	$15,230	$ -	$136,314
Net sales - intersegment	7,111	17	-	(7,128)	-
Operating (loss) income	(6,236)	(3,893)	180	936	(9,013)
Depreciation, depletion and
amortization	7,719	1,350	1,682	913	11,664
Capital expenditures	3,797	1,556	1,121	28	6,502

	Six months ended December 31, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total
<s>	<c>	<c>	<c>	<c>	<c>
Net sales - external customers	$134,199	$ 52,537	$37,122	$ -	$223,858
Net sales - intersegment	10,864	35	-	(10,899)	-
Operating (loss) income	(8,628)	(333)	(3,677)	777	(11,861)
Depreciation, depletion and
amortization	13,849	2,797	3,447	2,241	22,334
Capital expenditures	2,279	1,515	1,209	123	5,126

	Six months ended December 31, 2000
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total
<s>	<c>	<c>	<c>	<c>	<c>
Net sales - external customers	$169,548	$ 52,685	$34,135	$ -	$256,368
Net sales - intersegment	14,681	32	-	(14,713)	-
Operating (loss) income	(16,099)	(5,800)	(2,245)	414	(23,730)
Depreciation, depletion and
amortization	15,666	2,855	3,289	1,892	23,702
Capital expenditures	5,674	1,849	3,441	33	10,997



NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The components of comprehensive loss that relate to us are net income or loss and unrealized gains or losses on our natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130, are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive loss during the six months ended December 31, 2001, are included below.



	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net unrealized loss on natural gas hedging activities:	(In thousands)
<s>	<c>	<c>	<c>
Balances, June 30, 2001	$ (9,292)	$ 3,484	$ (5,808)

Net unrealized loss arising during period	(7,555)	2,833	(4,722)
Less: reclassification adjustment for net
losses realized in net income	13,628	(5,110)	8,518
Balances, December 31, 2001	$ (3,219)	$ 1,207	$ (2,012)



NOTE 6 - SETTLEMENT OF LITIGATION

In January 2002, we settled the defamation action we filed against Terra International, Inc. in August 1995. We will receive $11.0 million in our third fiscal quarter related to this settlement that will be recorded as a component of other income in our March 31, 2002, Statement of Operations. This settlement is with Zurich Specialties London, Ltd., which was Terra's liability carrier, and the settlement payment will conclude this litigation.

NOTE 7 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for December 31, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.



CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended December 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
<s>	<c>	<c>	<c>	<c>	<c>
Revenues:
Net sales	$ -	$ 39,480	$ 116,465	$ (39,931)	$ 116,014

Operating expenses:
Cost of products sold	-	44,589	104,036	(41,084)	107,541
Selling, general and	(770)	1,258	5,997	-	6,485
administrative
Other	-	1,058	175	-	1,233
	(770)	46,905	110,208	(41,084)	115,259
Operating income (loss)	770	(7,425)	6,257	1,153	755

Other (expense) income:
Interest, net	(6,985)	(2,909)	(6,021)	8,951	(6,964)
Other	8,816	6,517	489	(15,143)	679

Income (loss) before
income taxes	2,601	(3,817)	725	(5,039)	(5,530)

Income tax expense
(benefit)	3,771	(7,098)	(4,785)	3,752	(4,360)

Net (loss) income	$ (1,170)	$ 3,281	$ 5,510	$ (8,791)	$ (1,170)





CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended December 31, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
<s>	<c>	<c>	<c>	<c>	<c>
Revenues:
Net sales	$ -	$ 44,376	$ 113,224	$ (21,286)	$ 136,314

Operating expenses:
Cost of products sold	-	47,747	110,611	(23,240)	135,118
Selling, general and
administrative	(949)	1,490	6,723	-	7,264
Other	-	1,083	1,862	-	2,945
	(949)	50,320	119,196	(23,240)	145,327
Operating income (loss)	949	(5,944)	(5,972)	1,954	(9,013)

Other (expense) income:
Interest, net	(7,607)	(3,723)	4,219	-	(7,111)
Other	(3,014)	1,883	98	1,955	922

Loss before income taxes	(9,672)	(7,784)	(1,655)	3,909	(15,202)

Income tax benefit	(461)	(185)	(5,315)	(30)	(5,991)

Net (loss) income	$ (9,211)	$ (7,599)	$ 3,660	$ 3,939	$ (9,211)





CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Six months ended December 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
<s>	<c>	<c>	<c>	<c>	<c>
Revenues:
Net sales	$ -	$ 73,311	$ 224,994	$ (74,447)	$ 223,858

Operating expenses:
Cost of products sold	-	80,150	210,042	(75,957)	214,235
Selling, general and
administrative	(789)	2,473	11,949	-	13,633
Other	-	4,686	3,165	-	7,851
	(789)	87,309	225,156	(75,957)	235,719
Operating income (loss)	789	(13,998)	(162)	1,510	(11,861)

Other (expense) income:
Interest, net	(14,659)	(5,764)	(3,178)	8,951	(14,650)
Other	8,072	4,929	3,670	(12,791)	3,880

(Loss) income before
income taxes	(5,798)	(14,833)	330	(2,330)	(22,631)

Income tax expense
(benefit)	3,422	(13,600)	(5,836)	2,603	(13,411)

Net (loss) income	$ (9,220)	$ (1,233)	$ 6,166	$ (4,933)	$ (9,220)





CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Six months ended December 31, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
<s>	<c>	<c>	<c>	<c>	<c>
Revenues:
Net sales	$ -	$ 78,259	$ 258,037	$ (79,928)	$ 256,368

Operating expenses:
Cost of products sold	-	88,884	251,154	(82,358)	257,680
Selling, general and
administrative	(436)	2,963	13,509	-	16,036
Other	-	2,683	3,699	-	6,382
	(436)	94,530	268,362	(82,358)	280,098
Operating income (loss)	436	(16,271)	(10,325)	2,430	(23,730)

Other (expense) income:
Interest, net	(15,181)	(7,211)	8,123	-	(14,269)
Other	(8,116)	5,032	306	5,158	2,380

Loss before income taxes	(22,861)	(18,450)	(1,896)	7,588	(35,619)

Income tax benefit	(1,404)	(2,245)	(9,849)	(664)	(14,162)

Net (loss) income	$ (21,457)	$ (16,205)	$ 7,953	$ 8,252	$ (21,457)





CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
<s>	<c>	<c>	<c>	<c>	<c>
Assets
Current assets:
Cash and cash equivalents	$ 1,967	$ 16	$ 57	$ -	$ 2,040
Receivables, net	1,265	12,608	60,175	(29,752)	44,296
Inventories	-	19,976	63,852	1,554	85,382
Prepaid expenses and other
current assets	5,998	1,622	5,151	(2,084)	10,687

Total current assets	9,230	34,222	129,235	(30,282)	142,405

Investments in affiliates	374,270	300,214	86,971	(659,253)	102,202
Other assets	339,637	-	64,173	(398,432)	5,378
PP&E, net	8,640	132,792	252,521	-	393,953
Goodwill, net	-	-	102,731	-	102,731

Total assets	$ 731,777	$ 467,228	$ 635,631	$(1,087,967)	$ 746,669

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$ 157,514	$ -	$ -	$ -	$ 157,514
Accounts payable	20,305	9,962	52,365	(42,061)	40,571
Accrued liabilities	4,331	2,187	4,750	(2,460)	8,808

Total current liabilities	182,150	12,149	57,115	(44,521)	206,893

Long-term debt	263,595	156,157	140,833	(346,396)	214,189
Other long-term liabilities and
deferred credits	1,699	33,180	55,807	(49,432)	41,254

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	305,901	324,715	335,618	(660,333)	305,901
Retained earnings	9,743	(58,974)	(12,682)	71,656	9,743
Accumulated other
comprehensive loss	(2,012)	-	-	-	(2,012)
Treasury stock, at cost	(29,579)	-	-	-	(29,579)

Total shareholders' equity	284,333	265,742	381,876	(647,618)	284,333

Total liabilities and
shareholders' equity	$ 731,777	$ 467,228	$ 635,631	$(1,087,967)	$ 746,669





CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
<s>	<c>	<c>	<c>	<c>	<c>
Assets
Current assets:
Cash and cash equivalents	$ 11,728	$ 16	$ 53	$ -	$ 11,797
Receivables, net	10,785	11,062	83,052	(50,703)	54,196
Inventories	-	22,620	64,421	71	87,112
Prepaid expenses and other
current assets	5,382	1,445	7,427	(4,610)	9,644

Total current assets	27,895	35,143	154,953	(55,242)	162,749

Investments in affiliates	620,945	296,171	80,003	(901,055)	96,064
Other assets	180,201	-	277,126	(451,023)	6,304
Property, plant and equipment, net	9,315	138,201	262,776	-	410,292
Goodwill, net	-	-	104,198	-	104,198

Total assets	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 42,171	$ 15,131	$ 45,916	$ (65,051)	$ 38,167
Accrued liabilities	6,493	2,924	5,841	(4,461)	10,797

Total current liabilities	48,664	18,055	51,757	(69,512)	48,964

Long-term debt	498,166	150,460	148,288	(410,629)	386,285
Other long-term liabilities and
deferred credits	1,769	34,025	57,713	(38,906)	54,601

Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	535,866	(860,581)	305,901
Retained earnings	18,963	(57,741)	26,491	31,250	18,963
Accumulated other
comprehensive loss	(5,808)	-	-	-	(5,808)
Treasury stock, at cost	(29,579)	-	-	-	(29,579)

Total shareholders' equity	289,757	266,975	621,298	(888,273)	289,757

Total liabilities and
shareholders' equity	$ 838,356	$ 469,515	$ 879,056	$(1,407,320)	$779,607





CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended December 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
<s>	<c>	<c>	<c>	<c>	<c>
Cash flows from operating activities:
Net (loss) income	$ (9,220)	$ (1,233)	$ 6,166	$ (4,933)	$ (9,220)
Reconciliation of net (loss) income
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(17,059)	(4,951)	33,476	179	11,645
Depreciation, depletion and
amortization	2,239	6,313	13,782	-	22,334
Change in deferred loss on
hedging activities, net of tax	619	-	-	-	619
Equity earnings in
unconsolidated affiliates	907	(5,033)	(6,978)	3,786	(7,318)
Deferred income taxes and
other	(12,181)	(760)	(4,427)	968	(16,400)
Net cash (used in) provided by
operating activities	(34,695)	(5,664)	42,019	-	1,660

Cash flows from investing activities:
Purchases of property, plant and
equipment	(123)	(1,143)	(3,860)	-	(5,126)
Proceeds from sale of assets	42	120	4,856	-	5,018
Other	-	990	2,310	-	3,300
Net cash (used in) provided by
investing activities	(81)	(33)	3,306	-	3,192

Cash flows from financing activities:
Debt proceeds	115,345	-	-	-	115,345
Debt payments	(129,954)	-	-	-	(129,954)
Net change in affiliate notes	39,624	5,697	(45,321)	-	-
Net cash provided by (used in)
financing activities	25,015	5,697	(45,321)	-	(14,609)

Net (decrease) increase in cash and
cash equivalents	(9,761)	-	4	-	(9,757)

Cash and cash equivalents -
beginning of period	11,728	16	53	-	11,797

Cash and cash equivalents -
end of period	$ 1,967	$ 16	$ 57	$ -	$ 2,040





CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended December 31, 2000
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
<s>	<c>	<c>	<c>	<c>	<c>
Cash flows from operating activities:
Net (loss) income	$ (21,457)	$ (16,205)	$ 7,953	$ 8,252	$ (21,457)
Reconciliation of net (loss) income
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	11,112	(1,089)	(1,355)	(6,025)	2,643
Depreciation, depletion and
amortization	1,891	6,436	15,375	-	23,702
Deferred gain on futures
contracts, net of tax	11,234	-	-	-	11,234
Equity earnings in
unconsolidated affiliates	9,698	(4,973)	(4,844)	(5,158)	(5,277)
Deferred income taxes and
other	(11,110)	1,771	(1,090)	2,931	(7,498)
Net cash provided by (used in)
operating activities	1,368	(14,060)	16,039	-	3,347

Cash flows from investing activities:
Purchases of property, plant and
equipment	(33)	(1,549)	(9,415)	-	(10,997)
Proceeds from sale of assets	4,733	-	7,848	-	12,581
Other	-	742	8	-	750

Net cash provided by (used in)
investing activities	4,700	(807)	(1,559)	-	2,334

Cash flows from financing activities:
Debt proceeds	198,342	-	-	-	198,342
Debt payments	(203,151)	-	-	-	(203,151)
Cash dividends paid	(784)	-	-	-	(784)
Net change in affiliate notes	(358)	14,867	(14,509)	-	-

Net cash (used in) provided by
financing activities	(5,951)	14,867	(14,509)	-	(5,593)

Net increase (decrease) in cash and
cash equivalents	117	-	(29)	-	88

Cash and cash equivalents -
beginning of period	2,085	17	88	-	2,190

Cash and cash equivalents -
end of period	$ 2,202	$ 17	$ 59	$ -	$ 2,278



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL. The following is management's discussion and analysis of results of operations and financial condition, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2001, in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

SEGMENTS. Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industrial users for use primarily in the southern and western regions of the United States.

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

OTHER FACTORS. Our products and primary raw materials are commodities, the prices for which may vary significantly from quarter-to-quarter. These prices and the global supply/demand balance for our products do not necessarily change in relation to one another and may impact our performance in different ways. In addition, quarterly results can vary significantly from year to year due to a number of other factors as detailed under "Forward Looking Statements" in this quarterly report and under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

OVERVIEW. For the quarter ended December 31, 2001, we incurred a net loss of $1.2 million (or $0.04 per diluted share) compared to a net loss of $9.2 million (or $0.35 per diluted share) for the same quarter during the prior year. Net sales decreased to $116.0 million for the quarter ended December 31, 2001, from $136.3 million for the quarter ended December 31, 2000. We incurred operating income of $755,000 for the quarter ended December 31, 2001, compared to an operating loss of $9.0 million for the quarter ended December 31, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended December 31, 2001, were $12.6 million compared to $3.6 million for the quarter ended December 31, 2000.

NET SALES

OVERVIEW. Our net sales decreased 15% to $116.0 million for the quarter ended December 31, 2001, from $136.3 million for the quarter ended December 31, 2000. This decrease was primarily the result of lower sales prices for our nitrogen, DAP and potash products and lower sales volumes for our nitrogen products. These decreases were partially offset by higher sales volumes for our DAP and potash products.

The following tables summarize our sales results by product categories for the three months ended December 31:



	2001	2000	% Inc. (Dec.)
<s>	<c>	<c>	<c>
Net Sales (in thousands):
Nitrogen	$ 69,433	$ 98,087	(29%)
DAP	27,863	22,556	24%
Potash	18,094	15,230	19%
Other	624	441	42%

Net Sales	$116,014	$136,314	(15%)





	2001	2000	% Inc. (Dec.)
<s>	<c>	<c>	<c>
Tons Sold (in thousands):
Nitrogen:
Ammonia	216	219	(1%)
Ammonium nitrate	217	204	6%
Urea	136	154	(12%)
Nitrogen solutions	61	108	(44%)
Nitric acid	9	13	(31%)
Total Nitrogen	639	698	(9%)

DAP	224	163	37%
Potash	214	165	30%





	2001	2000	% Inc. (Dec.)
<s>	<c>	<c>	<c>
Average Sales Price Per Ton:
Nitrogen	$ 109	$ 140	(22%)
DAP	$ 125	$ 138	(9%)
Potash	$ 85	$ 92	(8%)



NITROGEN. Our nitrogen sales decreased 29% as a result of a 22% decrease in sales prices and a 9% decrease in sales volumes. Prices for all nitrogen products declined due to a change in market perceptions of future supply/demand balances brought on by reduced natural gas cost and its impact on production levels. During the quarter ended December 31, 2000, nitrogen product prices had been strengthened by a concern for future availability of product induced by record high natural gas prices and corresponding shutdowns by domestic producers.

Ammonia sales prices decreased 32%, and sales volumes decreased 1%. We operated our domestic ammonia plants at approximately 92% of capacity during the quarter ended December 31, 2001, as compared to 62% in the quarter ended December 31, 2000. This increase in production rate replaced approximately 176,000 tons of ammonia purchased from third parties in the prior-year quarter. Prices were also negatively affected by reduced demand from industrial customers due to a slowdown in economies worldwide.

Ammonium nitrate sales prices decreased 10%, while sales volumes increased 6%. Because ammonium nitrate serves a niche market, such as low-till crops and pastures, sales prices decreased to a lesser extent than our other nitrogen product prices. Sales volumes increased as a result of better movement to winter pastures and our dealer fill programs. We operated our ammonium nitrate facilities at approximately 90% of capacity compared to 75% in the quarter ended December 31, 2000, which increased the amount of product available for sale.

Urea sales prices decreased 25%, and sales volumes decreased 12%. Sales volumes decreased as a result of decreased granular urea sales, partially offset by increased production and sales of prilled urea. During the quarter ended December 31, 2000, we sold approximately 47,000 tons of granular urea from a facility we disposed of on September 20, 2001. U.S. market prices for urea have been negatively influenced by higher industry production levels, which were up 7% in the June 2001 to December 2001 period as compared to the same period in the prior year, according to estimates from The Fertilizer Institute. Our urea facility operated at 99% of capacity during the quarter ended December 31, 2001, compared to 72% of capacity during the quarter ended December 31, 2000. In January 2002, Melamine Chemicals, Inc. ("MCI"), which owns and operates melamine crystal manufacturing facilities on property leased from us at Donaldsonville, LA., announced an indefinite shutdown of its operations. We sold MCI approximately 166,000 and 155,000 tons of urea melt during fiscal 2001 and 2000, respectively. Urea melt is an intermediate stage urea product. If the MCI facilities remain idle, lost urea melt sales may be partially offset by increased sales of ammonia and increased production and sales of prilled urea as compared to prior-year levels.

Nitrogen solutions sales prices decreased 22%, and sales volumes decreased 44%. Sales prices decreased as a result of higher producer inventory levels and increased import levels during the June 2001 to November 2001 period. Reduced customer concern about product availability in the future, and soft market conditions during the quarter, caused a delay in the decision of our customers to fix product prices and take delivery under our dealer fill program. This resulted in lower sales volumes for the quarter ended December 31, 2001.

PHOSPHATES. Our DAP sales increased 24% as a result of a 37% increase in sales volumes, partially offset by a 9% decrease in sales prices. Sales volumes increased as a result of increased exports. While sales prices were lower as compared to the quarter ended December 31, 2000, prices increased 7% from the quarter ended September 30, 2001. World market conditions have continued to improve as China re-entered the market during our quarter ended December 31, 2001.

POTASH. Our potash sales increased 19% as a result of a 30% increase in sales volumes, partially offset by an 8% decrease in sales prices. The change in sales prices and volumes resulted from an increase in export sales, which typically have lower sales prices than domestic sales. Additionally, high North American potash inventories at the beginning of the December 31, 2001, quarter placed downward pressure on market prices.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold decreased to $107.5 million for the quarter ended December 31, 2001, from $135.1 million for the quarter ended December 31, 2000. As a percentage of net sales, cost of products sold decreased to 93% for the quarter ended December 31, 2001, from 99% for the quarter ended December 31, 2000. This decrease was primarily the result of lower nitrogen and DAP costs per ton partially offset by lower sales prices for our nitrogen, DAP and potash products. Our corporate average natural gas price decreased 31% to $3.07 per MMBtu for the quarter ended December 31, 2001.

NITROGEN. Our nitrogen costs per ton decreased 28% primarily as a result of lower natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities decreased approximately 30% to $3.09 per MMBtu. In addition, because of higher utilization rates at our ammonia facilities, we had lower costs related to our third-party purchases of ammonia. We also had lower maintenance and labor costs during the quarter ended December 31, 2001, as a result of a maintenance shutdown at our No. 1 ammonia plant at our Donaldsonville, Louisiana, facility during the quarter ended December 31, 2000. During the quarter ended December 31, 2001, we had higher equity earnings at our joint venture ammonia plant in Trinidad, Farmland MissChem Limited ("Farmland MissChem") that contributed to the decrease in our nitrogen costs per ton. Our portion of the earnings from Farmland MissChem was $3.5 million as compared to $2.4 million for the quarter ended December 31, 2000.

PHOSPHATES. Our DAP costs per ton decreased 25% for the quarter ended December 31, 2001. This decrease was primarily the result of lower raw material costs for sulfur, ammonia, phosphate rock and sulfuric acid.

POTASH. Our potash costs per ton increased 2% for the quarter ended December 31, 2001. This increase was primarily the result of higher per-ton costs for labor and maintenance as a result of lower production caused by mechanical problems. We also incurred higher electricity costs during the quarter ended December 31, 2001. These higher costs were partially offset by lower natural gas costs.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $6.5 million for the quarter ended December 31, 2001, from $7.3 million for the quarter ended December 31, 2000. This decrease was primarily the result of reduced goodwill amortization, property taxes, and labor costs during the quarter. As a percentage of net sales, selling, general and administrative expenses increased to 6% for the quarter ended December 31, 2001, as compared to 5% for the quarter ended December 31, 2000.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $1.2 million for the quarter ended December 31, 2001, from $2.9 million for the quarter ended December 31, 2000. This decrease is the result of reduced idle plant costs at our nitrogen facilities. Portions of our ammonia and nitric acid production capacities were idled for various periods during the quarters ended December 31, 2001 and December 31, 2000, primarily due to the unfavorable relationship between product prices and natural gas prices. However, the return of natural gas prices to historically normal levels during the December 31, 2001 quarter, permitted us to run our nitrogen facilities at a higher utilization rate than during the quarter ended December 31, 2000.

INTEREST, NET

Our net interest expense for the quarter ended December 31, 2001, decreased to $7.0 million from $7.1 million. This decrease was the result of lower average interest rates under our revolving credit facility more than offsetting higher average debt balances during the quarter.

OTHER INCOME

Other income decreased to $679,000 from $922,000, primarily as a result of recognizing gains on the sale of non-core assets in the prior-year quarter.

INCOME TAX BENEFIT

For the quarter ended December 31, 2001, our income tax benefit was $4.4 million, as compared to an income tax benefit of $6.0 million for the quarter ended December 31, 2000. These income tax benefits are primarily the result of our net losses and permanently reinvested foreign earnings from our investment in Farmland MissChem, partially offset by non-deductible goodwill amortization. Our income tax benefit is based on an estimated annual effective tax rate of approximately 59%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000

OVERVIEW. For the six-month period ended December 31, 2001, we incurred a net loss of $9.2 million (or $0.35 per diluted share) compared to a net loss of $21.5 million (or $0.82 per diluted share) for the same period during the prior year. Net sales decreased to $223.9 million for the six-month period ended December 31, 2001, from $256.4 million for the six-month period ended December 31, 2000. We incurred an operating loss of $11.9 million for the six-month period ended December 31, 2001, compared to an operating loss of $23.7 million for the six-month period ended December 31, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the six-month period ended December 31, 2001, were $14.4 million, compared to $2.4 million for the six-month period ended December 31, 2000.

NET SALES

OVERVIEW. Our net sales decreased 13% to $223.9 million for the six-month period ended December 31, 2001, from $256.4 million for the six-month period ended December 31, 2000. This decrease was primarily the result of lower sales prices for our nitrogen, DAP and potash products and lower sales volumes for nitrogen. These decreases were partially offset by higher sales volumes for our DAP and potash products.

The following tables summarize our sales results by product categories for the six-month periods ended December 31:



	2001	2000	% Inc. (Dec.)
<s>	<c>	<c>	<c>
Net Sales (in thousands):
Nitrogen	$133,516	$169,268	(21%)
DAP	52,420	51,936	1%
Potash	37,122	34,135	9%
Other	800	1,029	(22%)

Net Sales	$223,858	$256,368	(13%)





	2001	2000	% Inc. (Dec.)
<s>	<c>	<c>	<c>
Tons Sold (in thousands):
Nitrogen:
Ammonia	406	434	(7%)
Ammonium nitrate	340	308	10%
Urea	263	297	(11%)
Nitrogen solutions	141	154	(8%)
Nitric acid	27	27	-
Total Nitrogen	1,177	1,220	(4%)

DAP	434	386	12%
Potash	436	380	15%





	2001	2000	% Inc. (Dec.)
<s>	<c>	<c>	<c>
Average Sales Price Per Ton:
Nitrogen	$ 113	$ 139	(19%)
DAP	$ 121	$ 135	(10%)
Potash	$ 85	$ 90	(6%)



NITROGEN. Our nitrogen sales decreased 21% as a result of a 19% decrease in sales prices and a 4% decrease in sales volumes. Sales prices decreased primarily as a result of the reduction in natural gas prices and its impact on production levels and market perceptions of sufficient near-term product supply. During the prior year, nitrogen product prices increased due to a concern of lack of availability of product in the face of record high natural gas prices and the corresponding shutdown by many domestic producers.

Our ammonia sales prices decreased 24% and sales volumes decreased 7%. Sales volumes decreased because we purchased fewer ammonia tons from third parties for resale during the quarter ended December 31, 2001, as a result of higher utilization rates at our ammonia facilities, and lower demand from industrial customers, due to a slowdown in economies worldwide.

Ammonium nitrate sales prices decreased 7%, while sales volumes increased 10%. Sales volumes increased as a result of late season movement to cotton, better movement to winter pastures, and our dealer fill program. We also had higher production rates that increased the amount of product available for sale.

Urea sales prices decreased 16%, and sales volumes decreased 11%. Sales prices were decreased partly as a result of higher industry production levels, as well as excess industry inventories carried over from Spring 2001. Sales volumes decreased as a result of decreased granular urea sales partially offset by increased production and sales of prilled urea. During the six-month period ended December 31, 2000, we sold approximately 62,000 tons of granular urea produced at a facility we disposed of on September 20, 2001.

Nitrogen solutions sales prices decreased 20%, and sales volumes decreased 8%. Sales prices decreased partly as a result of higher producer inventory levels and increased import levels for the June 2001 to November 2001 period. Sales volumes decreased as a result of reduced customer concern about product availability during the quarter ended December 31, 2001. These factors caused a delay in the decision of our customers to fix product prices and take delivery from our dealer fill program.

PHOSPHATES. Our DAP sales increased 1% as a result of a 12% increase in sales volumes, partially offset by a 10% decrease in sales prices. Sales volumes increased primarily as a result of increased movement to the domestic market. While prices were down, world market conditions have continued to improve from low points reached during the 2001 Summer on the basis of increased purchases by domestic customers.

POTASH. Our potash sales increased 9% as a result of a 15% increase in sales volumes, partially offset by a 6% decrease in sales prices. The change in sales prices and volumes resulted from an increase in export sales, which typically have lower sales prices than domestic sales.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold decreased to $214.2 million for the six-month period ended December 31, 2001, from $257.7 million for the six-month period ended December 31, 2000. As a percentage of net sales, cost of products sold decreased to 96% for the six-month period ended December 31, 2001, from 101% for the six-month period ended December 31, 2000. This decrease is primarily the result of lower nitrogen and DAP costs per ton partially offset by lower sales prices for our nitrogen, DAP and potash products. Our corporate average natural gas price decreased 25% to $3.16 per MMBtu for the six-month period ended December 31, 2001.

NITROGEN. During the six-month period ended December 31, 2001, our nitrogen costs per ton decreased 23%, primarily as a result of lower natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities decreased approximately 24% to $3.18 per MMBtu. In addition, we had lower costs related to third-party purchases of ammonia and lower maintenance and labor costs than those incurred during the six-month period ended December 31, 2000, associated with maintenance shutdowns at our Yazoo City, Mississippi, and Donaldsonville, Louisiana, facilities. During the six-month period ended December 31, 2001, we also had higher equity earnings at Farmland MissChem that contributed to the decrease in our nitrogen costs per ton. Our portion of the earnings was $7.0 million as compared to $4.8 million for the six-month period ended December 31, 2000.

PHOSPHATES. Our DAP costs per ton decreased 18% for the six-month period ended December 31, 2001. This decrease was primarily the result of lower raw material costs for sulfur, ammonia, phosphate rock and sulfuric acid.

POTASH. Our potash costs per ton decreased 2% for the six-month period ended December 31, 2001. This decrease was primarily the result of lower natural gas costs. These lower costs were partially offset by higher electricity costs and higher per-ton costs for labor and maintenance as a result of lower production.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $13.6 million for the six-month period ended December 31, 2001, from $16.0 million for the six-month period ended December 31, 2000. This decrease was primarily the result of reduced goodwill amortization, property taxes, and labor costs. In addition, the prior year included approximately $787,000 in charges related to an early retirement program and severance costs related to a reduction in force. As a percentage of net sales, selling, general and administrative expenses were 6% for the six-month period ended December 31, 2001 and 2000.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $7.9 million for the six-month period ended December 31, 2001, from $6.4 million for the six-month period ended December 31, 2000. This increase is the result of higher idle plant costs at our ammonia, urea and nitric acid facilities, primarily during the quarter ended September 30, 2001, because of the unfavorable relationship between product prices and natural gas prices.

INTEREST, NET

Our net interest expense for the six-month period ended December 31, 2001, increased to $14.7 million from $14.3 million. This increase was primarily the result of higher average debt balances and costs associated with the amendment of our revolving credit facility. These increases were partially offset by lower average interest rates under our revolving credit facility.

OTHER INCOME

Other income increased to $3.9 million from $2.4 million, primarily as a result of gains on the sale of non-core assets.

INCOME TAX BENEFIT

For the six-month period ended December 31, 2001, our income tax benefit was $13.4 million, as compared to an income tax benefit of $14.2 million for the six-month period ended December 31, 2000. These income tax benefits are primarily the result of our net losses and permanently reinvested foreign earnings from our investment in Farmland MissChem, partially offset by non-deductible goodwill amortization. Our income tax benefit is based on an estimated annual effective tax rate of approximately 59%.

LIQUIDITY AND CAPITAL RESOURCES

We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of eleven commercial banks totaling $200.0 million. This Facility matures on November 25, 2002. It became a current liability on our balance sheet for financial reporting purposes in the quarter ended December 31, 2001. We are currently exploring refinancing alternatives and believe that we will be able to refinance the Facility at or prior to maturity. We have engaged Credit Suisse First Boston Corporation to help us evaluate such alternatives. However, we cannot guarantee that we will be able to obtain new financing or that such financing will contain terms, particularly interest rates, fees, or amounts, as favorable as the Facility's.

At December 31, 2001, we had cash and cash equivalents of $2.0 million, compared to $11.8 million at June 30, 2001, a decrease of approximately $9.8 million.

OPERATING ACTIVITIES

For the six-month period ended December 31, 2001, our net cash provided by operating activities was $1.7 million compared to $3.3 million for the six-month period ended December 31, 2000.

INVESTING ACTIVITIES

Our net cash provided by investing activities was $3.2 million for the six-month period ended December 31, 2001, and included $5.0 million in proceeds from the sale of non-core assets and $3.3 million in other miscellaneous activities. These proceeds were partially offset by $5.1 million in capital expenditures that were for normal improvements and modifications to our facilities. Our net cash provided by investing activities was $2.3 million for the six-month period ended December 31, 2000, and included $12.6 million in proceeds from the sale of non-core assets partially offset by capital expenditures of $11.0 million.

FINANCING ACTIVITIES

Our net cash used in financing activities was $14.6 million for the six-month period ended December 31, 2001, which reflected net debt payments. Our net cash used in financing activities was $5.6 million for the six-month period ended December 31, 2000, which reflected net debt payments of $4.8 million and $784,000 in cash dividends.

Our $200.0 million Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or the Federal Funds Rate. At December 31, 2001, we had borrowings outstanding in the amount of $157.5 million, and letters of credit outstanding in the amount of $5.2 million that lowered our availability under the Facility. We had $30.7 million available under the Facility at December 31, 2001, in addition to cash on hand of $2.0 million. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation.

On August 15, 2001, we amended the Facility to provide us with more flexibility under the Facility's covenants in light of the volatile conditions in our industry and the natural gas markets at that time. Our borrowing spreads on loans for the September 30, 2001 quarter under the amended Facility increased by 100 basis points over the borrowing spreads in effect prior to fiscal 2002. Since we were in compliance with all covenants as of September 30, 2001, this borrowing spread was reduced by 50 basis points for the December 31, 2001, quarter and all quarters thereafter as long as we continue to meet certain covenants. We were in compliance with all covenants as of December 31, 2001. The specific covenants are more particularly described in the amendment to the Facility filed as an exhibit to our August 20, 2001, Form 8-K and our most recent Annual Report on Form 10-K, each of which is on file with the Securities and Exchange Commission.

In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds, the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The bonds issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The bonds may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation.

On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes were issued under a $300.0 million shelf registration statement filed with the Securities and Exchange Commission in November 1997.

Based on natural gas and product market prices as of the date of this filing, and our current natural gas hedge positions, we believe that our existing cash, cash generated from operations, cash generated from non-core asset dispositions and cash available under the Facility will be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2002. Although natural gas prices have returned to a historical normal range as of the filing date of this report, they remain volatile. If natural gas prices increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations.

OUTLOOK

Despite the decline in worldwide grain inventories, there has been only minor price improvement in farm commodities. Low farm commodity prices have translated into several consecutive years of reductions in the number of worldwide acres planted, which has contributed to lower consumption of nitrogen, phosphate, and potash products. Nevertheless, we believe that world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online in the next four years. However, to maximize results in the current environment, we continue to determine operating levels for our plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. We continue to believe that significantly higher natural gas storage levels, compared to fiscal 2001, will help moderate natural gas pricing through the Spring, and reduce the volatility from levels experienced during the prior fiscal year. While this should significantly improve our nitrogen production cost compared to fiscal 2001, nitrogen product prices are currently at low levels as reflected in our results for the December 31, 2001 quarter. Additionally, if natural gas prices increase, it will have a material adverse impact on our performance if nitrogen product prices do not experience corresponding increases.

We expect the current firming of international phosphate markets to continue. Since approximately two-thirds of our DAP is sold into export markets by PhosChem, the announcement by PhosChem in October 2001, that it had concluded new contracts with China for major sales through calendar 2002 will be positive for our phosphate segment for the remainder of our fiscal year. In the long-term, the accession of China to the World Trade Organization is positive for the DAP industry. As experienced during our second fiscal quarter, we anticipate increased domestic demand for DAP in the near-term. During the last two growing seasons, farmers have reduced the application rates of phosphate as well as potash fertilizers and "mined" the soil due to low farm commodity prices. Since agronomic best practices indicate that phosphate and potash fertilizer are necessary soil nutrients that must be replenished, we expect increased domestic application rates. Finally, the performance of our potash segment will depend on energy costs, improving ore grades, and improved potash pricing.

Our third fiscal quarter results will be positively impacted by the January 2002 $11 million settlement of the defamation action we filed against Terra International, Inc., in August 1995. This amount will be recorded as a component of other income in our March 31, 2002, Statement of Operations. The settlement is with Zurich Specialties London, Ltd., which was Terra's liability carrier, and the settlement payment will conclude this litigation.

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

To manage our natural gas price risks, we enter into derivative transactions as the opportunity arises. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments that mature at various dates and are related to the price of natural gas. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices.

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At December 31, 2001, the fair value of open positions was calculated by valuing each position using quoted market prices on the New York Mercantile Exchange ("NYMEX"). We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $1.4 million at December 31, 2001 (see Note 5 to our consolidated financial statements included in this report).

PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders

	At our annual meeting of shareholders on December 7, 2001, our shareholders
	reelected Reuben V. Anderson, Frank R. Burnside, Jr., Charles O. Dunn, and
	George Penick to serve on our Board of Directors until our 2004 annual meeting of
	shareholders. Voting tabulations for elections of the above directors were:

	Name	For	Against	Withheld
	Reuben V. Anderson	19,629,634	-0-	502,562
	Frank R. Burnside	19,442,527	-0-	689,670
	Charles O. Dunn	19,482,968	-0-	649,229
	George Penick	19,483,475	-0-	648,722

	Broker non-votes and abstentions were -0- and -0-, respectively.

	Directors continuing to serve until our 2003 annual meeting of shareholders are
	Coley L. Bailey (Chairman), Woods E. Eastland, John Sharp Howie (Vice
	Chairman), and W. A. Percy, II. Directors continuing to serve until our 2002 annual
	meeting of shareholders are Haley Barbour, W. R. Dyess, David M. Ratcliffe, and
	Wayne Thames.

Item 6.	Exhibits and Reports on Form 8-K.

	(a) Exhibits.

	See Index of Exhibits on page 33.

	(b) No reports on Form 8-K have been filed for the quarter for which this report is
	filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSISSIPPI CHEMICAL CORPORATION

Date: February 13, 2002	By: /s/ Timothy A. Dawson
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

*

______________________

          (1) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information has been deleted from the first, second and third paragraphs of Article IV, Article VII, Article VIII, and from the second and third paragraphs of Article IX, and an application for confidential business treatment has been filed separately with the Commission.

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.

10.3

Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference. (2)

*
10.4

Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 2-7803, and incorporated herein by reference. (3)

*
10.5

Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.

*

10.6

Amendment No. 5, effective as of July 1, 2000, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*

__________________________

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

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.

10.7

Amendment No. 6, effective as of July 1, 2001, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*

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

*
10.9

First Amendment, effective as of June 10, 1999, to Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, SEC File No. 001-12217 and incorporated herein by reference.

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