Form 10-Q
period 2002-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2002-04-30
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

               The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.

Class	Number of Shares
Common Stock, $0.01 par value	26,161,161

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Financial Statements

		Consolidated Statements of Income	3
		Three months ended March 31, 2002 and 2001 and
		Nine months ended March 31, 2002 and 2001

		Consolidated Balance Sheets	4 - 5
		March 31, 2002 and June 30, 2001

		Consolidated Statements of Shareholders' Equity	6
		Fiscal Year ended June 30, 2001 and
		Nine months ended March 31, 2002

		Consolidated Statements of Cash Flows	7
		Nine months ended March 31, 2002 and 2001

		Notes to Consolidated Financial Statements	8 - 17

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	18 - 30

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	31

PART II.		OTHER INFORMATION:

	Item 6.	Exhibits and Reports on Form 8-K	32

	Signatures		32

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Net sales	$ 94,694	$147,512	$318,552	$403,880

Operating expenses:
Cost of products sold	95,610	132,225	309,844	389,905
Selling, general and
administrative	7,009	7,463	20,643	23,499
Other	1,135	6,647	8,986	13,029
	103,754	146,335	339,473	426,433

Operating (loss) income	(9,060)	1,177	(20,921)	(22,553)

Other (expense) income:
Interest, net	(6,799)	(7,009)	(21,448)	(21,278)
Other	11,304	5, 457	15,184	7,837

Loss before income taxes	(4,555)	(375)	(27,185)	(35,994)

Income tax expense (benefit)	432	120	(12,979)	(14,042)

Net loss	$ (4,987)	$ (495)	$ (14,206)	$ (21,952)

Loss per share - basic and
diluted (see Note 3)	$ (0.19)	$ (0.02)	$ (0.54)	$ (0.84)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	June 30,
	2002	2001
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 1,157	$ 11,797
Accounts receivable, net	42,355	51,692

Inventories:
Finished products	47,079	44,502
Raw materials and supplies	5,025	6,230
Replacement parts	35,683	36,380
Total inventories	87,787	87,112

Income tax receivable	10,264	2,504
Prepaid expenses and other current assets	8,832	2,364
Deferred income taxes	226	7,280

Total current assets	150,621	162,749

Investments in affiliates	103,817	96,064

Other assets	4,736	6,304

Property, plant and equipment, at cost	839,425	841,080
less accumulated depreciation, depletion
and amortization	(452,178)	(430,788)
Net property, plant and equipment	387,247	410,292

Goodwill, net of accumulated amortization	101,997	104,198

	$ 748,418	$ 779,607

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	June 30,
	2002	2001
	(In thousands, except per share data)

Current liabilities:
Long-term debt due within one year	$122,787	$ -
Accounts payable	31,052	38,167
Accrued liabilities	14,543	10,797
Total current liabilities	168,382	48,964

Long-term debt	214,202	386,285

Other long-term liabilities and deferred credits	11,519	10,922

Deferred income taxes	66,553	43,679

Shareholders' equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,976)	280	280
Additional paid-in capital	305,901	305,901
Retained earnings	4,413	18,963
Accumulated other comprehensive
income (loss)	6,279	(5,808)
Treasury stock, at cost (1,815 shares)	(29,111)	(29,579)
Total shareholders' equity	287,762	289,757

	$ 748,418	$ 779,607

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

MARCH 31, 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands, except per share data)

Balances, July 1, 2000	$ 280	$ 305,901	$114,996	$ -	$(29,579)	$391,598
Comprehensive loss:
Cumulative net
unrealized gain on
hedges, net of tax of
$2,482	-	-	-	4,149	-	4,149
Net loss	-	-	(95,249)	-	-	(95,249)
Net change in
unrealized gain on
hedges, net of tax
benefit of $5,966	-	-	-	(9,957)	-	(9,957)

Comprehensive loss	-	-	(95,249)	(5,808)	-	(101,057)

Cash dividends paid
($0.03 per share)	-	-	(784)	-	-	(784)

Balances, June 30, 2001	280	305,901	18,963	(5,808)	(29,579)	289,757
Comprehensive loss:
Net loss	-	-	(14,206)	-	-	(14,206)
Net change in
unrealized loss on
hedges, net of tax
expense of $7,252	-	-	-	12,087	-	12,087

Comprehensive loss	-	-	(14,206)	12,087	-	(2,119)

Treasury stock, net	-	-	(344)	-	468	124

Balances,
March 31, 2002	$ 280	$305,901	$ 4,413	$ 6,279	$(29,111)	$287,762

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$ (14,206)	$ (21,952)
Reconciliation of net loss to net cash provided by
(used in) operating activities:
Net change in operating assets and liabilities	(1,772)	(26,778)
Depreciation, depletion and amortization	33,494	35,157
Change in deferred loss on hedging activities,
net of tax	6,015	1,872
Collection of prior year taxes paid	26,446	-
Deferred income taxes	(161)	(13,079)
Equity earnings in unconsolidated affiliates	(9,024)	(5,149)
Other	(2,545)	(2,512)

Net cash provided by (used in) operating activities	38,247	(32,441)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,868)	(13,997)
Proceeds from sale of assets	5,017	15,583
Other	3,300	750

Net cash provided by investing activities	449	2,336

Cash flows from financing activities:
Debt proceeds	167,904	334,331
Debt payments	(217,240)	(304,703)
Cash dividends paid	-	(784)

Net cash (used in) provided by financing activities	(49,336)	28,844

Net decrease in cash and cash equivalents	(10,640)	(1,261)

Cash and cash equivalents - beginning of period	11,797	2,190

Cash and cash equivalents - end of period	$ 1,157	$ 929

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation and its subsidiaries. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and the nine-month periods ended March 31, 2002 and 2001, our financial position at March 31, 2002 and June 30, 2001, our consolidated statements of shareholders' equity for the nine months ended March 31, 2002 and the year ended June 30, 2001, and our cash flows for the nine months ended March 31, 2002 and 2001. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2001 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2001, audited financial statements.

Our business is seasonal; therefore, the results of operations for the periods ended March 31, 2002, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - LONG-TERM DEBT DUE WITHIN ONE YEAR

We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of eleven commercial banks totaling $200.0 million. The Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or the Federal Funds Rate. At March 31, 2002, we had borrowings outstanding under the Facility in the amount of $122.8 million.

Since the Facility matures in November 2002, it became a current liability on our balance sheet for financial reporting purposes in the quarter ended December 31, 2001. We are currently exploring refinancing alternatives and believe that we will be able to refinance the Facility at or prior to maturity. We have engaged Credit Suisse First Boston Corporation to help us evaluate such alternatives. However, we cannot guarantee that we will be able to obtain new financing or the same amount, and that such financing is likely to will contain terms, particularly interest rates and fees, not as favorable as the Facility's.

NOTE 3 - EARNINGS PER SHARE

The number of shares used in our basic and diluted earnings per share computation are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2002	2001	2002	2001
	(In thousands)
Weighted average common shares
outstanding, net of treasury shares, for
basic earnings per share	26,139	26,132	26,135	26,132
Common stock equivalents for employee
stock options	-	-	-	-

Weighted average common shares
outstanding for diluted earnings per share	26,139	26,132	26,135	26,132

Options outstanding were not included in our computations of diluted earnings per share for the three-month or nine-month periods ended March 31, 2002 and 2001, because they were antidilutive.

NOTE 4 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP") that is marketed to agricultural users primarily in international markets through a separate export association. Our potash segment mines and produces granular and standard potash products and distributes them to agricultural and industrial users. Below is our segment information for the three-month and nine-month periods ended March 31, 2002 and 2001. The Other caption includes corporate and consolidating eliminations.

	Three months ended March 31, 2002
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 50,631	$ 24,555	$ 19,508	$ -	$ 94,694
Net sales - intersegment	4,086	17	-	(4,103)	-
Operating (loss) income	(10,214)	1,667	(798)	285	(9,060)
Depreciation, depletion and
amortization	6,687	1,409	1,900	1,164	11,160
Capital expenditures	367	1,872	488	15	2,742

	Three months ended March 31, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$101,400	$ 25,439	$20,673	$ -	$147,512
Net sales - intersegment	11,762	16	-	(11,778)	-
Operating income (loss)	3,523	(2,695)	(630)	979	1,177
Depreciation, depletion and
amortization	7,486	1,366	1,683	920	11,455
Capital expenditures	1,898	302	652	148	3,000

	Nine months ended March 31, 2002
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$184,830	$ 77,092	$56,630	$ -	$318,552
Net sales - intersegment	14,950	52	-	(15,002)	-
Operating (loss) income	(18,842)	1,334	(4,475)	1,062	(20,921)
Depreciation, depletion and
amortization	20,536	4,206	5,347	3,405	33,494
Capital expenditures	2,646	3,387	1,697	138	7,868

	Nine months ended March 31, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$270,948	$ 78,124	$54,808	$ -	$403,880
Net sales - intersegment	26,443	48	-	(26,491)	-
Operating (loss) income	(12,576)	(8,495)	(2,875)	1,393	(22,553)
Depreciation, depletion and
amortization	23,152	4,221	4,972	2,812	35,157
Capital expenditures	7,572	2,151	4,093	181	13,997

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME ( LOSS)

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The components of comprehensive loss that relate to us are net income or loss and unrealized gains or losses on our natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130, are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, commodity swaps, or similar derivative financial instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive income (loss) during the nine months ended March 31, 2002, are included below.

	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Net unrealized loss on natural gas hedging
activities at June 30, 2001	$ (9,292)	$ 3,484	$ (5,808)

Net unrealized gain arising during period	1,760	(659)	1,101
Reclassification adjustment for net
losses realized in net income	17,578	(6,592)	10,986

Net unrealized gain on natural gas hedging
activities at March 31, 2002	$ 10,046	$ (3,767)	$ 6,279

NOTE 6 - SETTLEMENT OF LITIGATION

In January 2002, we settled the defamation action we filed against Terra International, Inc. in August 1995. We received $11.0 million in our third fiscal quarter related to this settlement that was recorded as a component of other income in our Statement of Operations. This settlement was with Zurich Specialties London, Ltd., which was Terra's liability carrier, and this payment concluded this litigation.

In April 2002, we received approximately $4.3 million in net proceeds from the conclusion of litigation related to defective equipment purchased at our Yazoo City, Mississippi, nitrogen production facility. The problems arising from this equipment occurred during periods prior to this fiscal year. This amount will be recorded as a component of other income in our fourth fiscal quarter Statement of Operations.

NOTE 7 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for March 31, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended March 31, 2002
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 30,851	$ 95,917	$ (32,074)	$ 94,694

Operating expenses:
Cost of products sold	-	36,022	90,522	(30,934)	95,610
Selling, general and
administrative	(293)	1,337	5,965	-	7,009
Other	-	853	282	-	1,135
	(293)	38,212	96,769	(30,934)	103,754
Operating income (loss)	293	(7,361)	(852)	(1,140)	(9,060)

Other (expense) income:
Interest, net	(3,552)	(2,140)	(1,107)	-	(6,799)
Other	3,215	1,480	142	6,467	11,304

(Loss) income before
income taxes	(44)	(8,021)	(1,817)	5,327	(4,555)
Income tax expense
(benefit)	4,943	3,455	(2,895)	(5,071)	432

Net (loss) income	$ (4,987)	$ (11,476)	$ 1,078	$ 10,398	$ (4,987)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended March 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 53,395	$ 148,666	$ (54,549)	$ 147,512

Operating expenses:
Cost of products sold	-	53,600	129,875	(51,250)	132,225
Selling, general and
administrative	(988)	1,518	6,933	-	7,463
Other	-	749	5,898	-	6,647
	(988)	55,867	142,706	(51,250)	146,335
Operating income (loss)	988	(2,472)	5,960	(3,299)	1,177

Other (expense) income:
Interest, net	(7,301)	(3,795)	4,087	-	(7,009)
Other	3,145	13,794	4,307	(15,789)	5,457

(Loss) income before
income taxes	(3,168)	7,527	14,354	(19,088)	(375)

Income tax (benefit)
expense	(2,673)	4,299	(222)	(1,284)	120

Net (loss) income	$ (495)	$ 3,228	$ 14,576	$ (17,804)	$ (495)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Nine months ended March 31, 2002
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 104,162	$ 320,911	$(106,521)	$ 318,552

Operating expenses:
Cost of products sold	-	116,172	300,563	(106,891)	309,844
Selling, general and
administrative	(1,082)	3,810	17,915	-	20,643
Other	-	5,539	3,447	-	8,986
	(1,082)	125,521	321,925	(106,891)	339,473
Operating income (loss)	1,082	(21,359)	(1,014)	370	(20,921)

Other (expense) income:
Interest, net	(18,211)	(7,904)	(4,284)	8,951	(21,448)
Other	11,288	6,409	3,812	(6,325)	15,184

(Loss) income before
income taxes	(5,841)	(22,854)	(1,486)	2,996	(27,185)

Income tax expense
(benefit)	8,365	(10,145)	(8,731)	(2,468)	(12,979)

Net (loss) income	$(14,206)	$ (12,709)	$ 7,245	$ 5,464	$ (14,206)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Nine months ended March 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 131,654	$ 406,703	$ (134,477)	$ 403,880

Operating expenses:
Cost of products sold	-	142,484	381,029	(133,608)	389,905
Selling, general and
administrative	(1,424)	4,481	20,442	-	23,499
Other	-	3,432	9,597	-	13,029
	(1,424)	150,397	411,068	(133,608)	426,433
Operating income (loss)	1,424	(18,743)	(4,365)	(869)	(22,553)

Other (expense) income:
Interest, net	(22,482)	(11,006)	12,210	-	(21,278)
Other	(4,971)	18,826	4,613	(10,631)	7,837

(Loss) income before
income taxes	(26,029)	(10,923)	12,458	(11,500)	(35,994)

Income tax (benefit)
expense	(4,077)	2,054	(10,071)	(1,948)	(14,042)

Net (loss) income	$ (21,952)	$ (12,977)	$ 22,529	$ (9,552)	$ (21,952)

 CONDENSED CONSOLIDATING BALANCE SHEET
	March 31, 2002
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,090	$ 16	$ 51	$ -	$ 1,157
Receivables, net	21,255	10,718	51,064	(30,418)	52,619
Inventories	-	19,703	67,672	412	87,787
Prepaid expenses and other
current assets	6,695	1,550	5,836	(5,023)	9,058

Total current assets	29,040	31,987	124,623	(35,029)	150,621

Investments in affiliates	366,402	301,686	88,516	(652,787)	103,817
Other assets	304,165	-	70,108	(369,537)	4,736
PP&E, net	8,282	129,862	249,103	-	387,247
Goodwill, net	-	-	101,997	-	101,997

Total assets	$707,889	$ 463,535	$ 634,347	$(1,057,353)	$748,418

Liabilities and Shareholders'
Equity
Current liabilities:
Long-term debt due within
one year	$122,787	$ -	$ -	$ -	$ 122,787
Accounts payable	14,215	12,387	47,175	(42,725)	31,052
Accrued liabilities and other	11,521	2,638	5,785	(5,401)	14,543

Total current liabilities	148,523	15,025	52,960	(48,126)	168,382

Long-term debt	269,546	160,206	142,920	(358,470)	214,202
Other long-term liabilities and
deferred credits	2,058	34,038	55,512	(13,536)	78,072

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	305,901	324,715	335,618	(660,333)	305,901
Retained earnings	4,413	(70,450)	(11,603)	82,053	4,413
Accumulated other
comprehensive income	6,279	-	-	-	6,279
Treasury stock, at cost	(29,111)	-	-	-	(29,111)

Total shareholders' equity	287,762	254,266	382,955	(637,221)	287,762

Total liabilities and
shareholders' equity	$707,889	$ 463,535	$634,347	$(1,057,353)	$748,418

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 11,728	$ 16	$ 53	$ -	$ 11,797
Receivables, net	10,785	11,062	83,052	(50,703)	54,196
Inventories	-	22,620	64,421	71	87,112
Prepaid expenses and other
current assets	5,382	1,445	7,427	(4,610)	9,644

Total current assets	27,895	35,143	154,953	(55,242)	162,749

Investments in affiliates	620,945	296,171	80,003	(901,055)	96,064
Other assets	180,201	-	277,126	(451,023)	6,304
Property, plant and equipment, net	9,315	138,201	262,776	-	410,292
Goodwill, net	-	-	104,198	-	104,198

Total assets	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

Liabilities and Shareholders'
Equity
Current liabilities:
Accounts payable	$ 42,171	$ 15,131	$ 45,916	$ (65,051)	$ 38,167
Accrued liabilities	6,493	2,924	5,841	(4,461)	10,797

Total current liabilities	48,664	18,055	51,757	(69,512)	48,964

Long-term debt	498,166	150,460	148,288	(410,629)	386,285
Other long-term liabilities and
deferred credits	1,769	34,025	57,713	(38,906)	54,601

Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	535,866	(860,581)	305,901
Retained earnings	18,963	(57,741)	26,491	31,250	18,963
Accumulated other
comprehensive loss	(5,808)	-	-	-	(5,808)
Treasury stock, at cost	(29,579)	-	-	-	(29,579)

Total shareholders' equity	289,757	266,975	621,298	(888,273)	289,757

Total liabilities and
shareholders' equity	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended March 31, 2002
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating
activities:
Net (loss) income	$(14,206)	$ (12,709)	$ 7,245	$ 5,464	$ (14,206)
Reconciliation of net (loss)
income to net cash (used in)
provided by operating
activities:
Net change in operating
assets and liabilities	(36,979)	118	33,768	1,321	(1,772)
Depreciation, depletion and
amortization	3,404	9,472	20,618	-	33,494
Change in deferred loss on
hedging activities, net
of tax	6,015	-	-	-	6,015
Equity earnings in
unconsolidated affiliates	8,685	(6,505)	(8,523)	(2,681)	(9,024)
Deferred income taxes and
other	32,450	142	(4,748)	(4,104)	23,740
Net cash (used in) provided by
operating activities	(631)	(9,482)	48,360	-	38,247

Cash flows from investing
activities:
Purchases of property, plant
and equipment	(139)	(1,374)	(6,355)	-	(7,868)
Proceeds from sale of assets	42	120	4,855	-	5,017
Other	-	990	2,310	-	3,300
Net cash (used in) provided by
investing activities	(97)	(264)	810	-	449

Cash flows from financing
activities:
Debt proceeds	167,904	-	-	-	167,904
Debt payments	(217,240)	-	-	-	(217,240)
Net change in affiliate notes	39,426	9,746	(49,172)	-	-
Net cash (used in) provided by
financing activities	(9,910)	9,746	(49,172)	-	(49,336)

Net decrease in cash and cash
equivalents	(10,638)	-	(2)	-	(10,640)

Cash and cash equivalents -
beginning of period	11,728	16	53	-	11,797

Cash and cash equivalents -
end of period	$ 1,090	$ 16	$ 51	$ -	$ 1,157

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	Nine months ended March 31, 2001
(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating
activities:
Net (loss) income	$ (21,952)	$ (12,977)	$ 22,529	$ (9,552)	$ (21,952)
Reconciliation of net (loss)
income to net cash used in
operating activities:
Net change in operating
assets and liabilities	13,367	7,108	(42,812)	(4,441)	(26,778)
Depreciation, depletion
and amortization	2,807	9,596	22,754	-	35,157
Change in deferred loss on
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

OTHER FACTORS. Our products and primary raw materials (particularly natural gas) are commodities, the prices for which may vary significantly from quarter-to-quarter. These prices and the global supply/demand balance for our products do not necessarily change in relation to one another and may impact our performance in different ways. In addition, quarterly results can vary significantly from year to year due to a number of other factors as detailed under "Forward Looking Statements" in this quarterly report and under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

OVERVIEW. For the quarter ended March 31, 2002, we incurred a net loss of $5.0 million (or $0.19 per diluted share) compared to a net loss of $495,000 (or $0.02 per diluted share) for the same quarter during the prior year. Net sales decreased to $94.7 million for the quarter ended March 31, 2002, from $147.5 million for the quarter ended March 31, 2001. We incurred an operating loss of $9.1 million for the quarter ended March 31, 2002, compared to operating income of $1.2 million for the quarter ended March 31, 2001. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended March 31, 2002, were $13.4 million compared to $18.1 million for the quarter ended March 31, 2001.

NET SALES

OVERVIEW. Our net sales decreased 36% to $94.7 million for the quarter ended March 31, 2002, from $147.5 million for the quarter ended March 31, 2001. This decrease was primarily the result of lower sales prices for our nitrogen, DAP and potash products and lower sales volumes for our nitrogen products.

The following tables summarize our sales results by product categories for the three months ended March 31:

			%
	2002	2001	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$ 50,469	$101,246	(50%)
DAP	24,538	25,430	(4%)
Potash	19,508	20,672	(6%)
Other	179	164	9%

Net Sales	$ 94,694	$147,512	(36%)

			%
	2002	2001	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Ammonia	162	238	(32%)
Ammonium nitrate	142	124	15%
Urea	96	86	12%
Nitrogen solutions	109	116	(6%)
Nitric acid	2	19	(89%)
Total Nitrogen	511	583	(12%)

DAP	186	185	1%
Potash	226	223	1%

			%
	2002	2001	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 99	$ 174	(43%)
DAP	$ 132	$ 137	(4%)
Potash	$ 86	$ 93	(7%)

NITROGEN. Our nitrogen sales decreased 50% as a result of a 43% decrease in sales prices and a 12% decrease in sales volumes. Prices for all of our nitrogen products declined due to market concerns that higher production levels brought on by reduced gas costs would negatively affect future supply/demand balances. During the quarter ended March 31, 2001, nitrogen product prices were unusually strong due to capacity shutdowns by domestic producers amid industry-wide cost pressure caused by record high natural gas prices. Additionally, as a result of low demand for nitrogen and high import levels last spring in the US, product inventory was carried over into this year and has negatively influenced product prices.

Ammonia sales prices decreased 51%, and sales volumes decreased 32%. We operated our domestic ammonia plants at approximately 81% of capacity during the quarter ended March 31, 2002, as compared to 56% in the quarter ended March 31, 2001. Sales prices and volumes were also negatively affected by reduced demand from industrial customers. Increased production rates during the quarter ended March 31, 2002, replaced approximately 150,000 tons of ammonia purchased from third parties during the quarter ended March 31, 2001.

Ammonium nitrate sales prices decreased 28%, while sales volumes increased 15%. The increase in sales volumes was primarily due to recaptured market share; however, unusually cold and wet weather conditions in our southeast US trade area negatively impacted demand. We operated our ammonium nitrate facilities at approximately 87% of capacity during the quarter ended March 31, 2002, as compared to 83% during the quarter ended March 31, 2001.

Urea sales volumes increased 12%, while the average selling price decreased 37%. During the quarter ended March 31, 2002, there was a more favorable relationship between natural gas prices and prilled urea prices than during the quarter ended March 31, 2001. As a result, we had higher production rates and corresponding increases in sales volumes. Nevertheless, this increase in sales volumes was partially offset by the absence of industrial sales of urea melt during the quarter as a result of the closure of Melamine Chemical Inc.'s facility in our Donaldsonville, Louisiana, complex. During the quarter ended March 31, 2001, we sold approximately 29,000 tons of urea melt. Our urea facility operated at 66% of capacity as compared to 51% in the quarter ended March 31, 2001.

Nitrogen solutions sales prices decreased 35%, and sales volumes decreased 6%. In addition to the impact of general market conditions, nitrogen solutions sales prices were negatively impacted by an oversupply in the market caused by high levels of low priced imports, primarily from certain former Soviet Union countries. To manage inventory levels, production was curtailed to 39% of capacity during the quarter ended March 31, 2002, as compared to 91% during the quarter ended March 31, 2001.

PHOSPHATES. Our DAP sales decreased 4% as a result of a 4% decrease in sales prices. While sales prices were lower as compared to the quarter ended March 31, 2001, the average sales price increased 6% from the quarter ended December 31, 2001, as the world supply/demand balance continued its improvement from late summer 2001 conditions. Near the end of the March 31, 2002 quarter, DAP sales prices leveled off from the increases experienced during the preceding six months.

POTASH. Our potash sales decreased 6% as a result of a 7% decrease in sales prices partially offset by a 1% increase in sales volumes. Sales volumes were negatively impacted during the quarters ended March 31, 2002 and 2001, by wet weather conditions.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold decreased to $95.6 million for the quarter ended March 31, 2002, from $132.2 million for the quarter ended March 31, 2001. As a percentage of net sales, cost of products sold increased to 101% for the quarter ended March 31, 2002, from 90% for the quarter ended March 31, 2001. This increase was primarily the result of lower sales prices for our nitrogen, DAP and potash products partially offset by lower costs per ton for all products. Our average domestic natural gas price for all operations, net of futures gains and losses, decreased 48% to $2.72 per MMBtu for the quarter ended March 31, 2002.

NITROGEN. Our nitrogen costs per ton decreased 27% primarily as a result of lower natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities decreased approximately 46% to $2.73 per MMBtu. In addition, we had lower costs related to third-party purchases of ammonia. During the quarter ended March 31, 2002, we also had higher equity earnings at our joint venture ammonia plant in Trinidad, Farmland MissChem Limited ("Farmland MissChem") that contributed to the decrease in our nitrogen costs per ton. Our portion of the earnings from Farmland MissChem was $1.5 million as compared to a loss of $488,000 during the quarter ended March 31, 2001.

PHOSPHATES. Our DAP costs per ton decreased 19% for the quarter ended March 31, 2002. This decrease was primarily the result of lower raw material costs for ammonia and sulfur.

POTASH. Our potash costs per ton decreased 7% for the quarter ended March 31, 2002. This decrease was primarily the result of lower natural gas and electricity costs.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $7.0 million for the quarter ended March 31, 2002, from $7.5 million for the quarter ended March 31, 2001. This decrease was primarily the result of reduced goodwill amortization during the quarter. As a percentage of net sales, selling, general and administrative expenses increased to 7% for the quarter ended March 31, 2002, as compared to 5% for the quarter ended March 31, 2001.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $1.1 million for the quarter ended March 31, 2002, from $6.6 million for the quarter ended March 31, 2001. This decrease is the result of reduced idle plant costs at our nitrogen facilities. Portions of our ammonia, nitric acid and urea production capacities were idled for various periods during the quarters ended March 31, 2002 and March 31, 2001, primarily due to the unfavorable relationship between product prices and natural gas prices. However, significantly reduced natural gas prices during the March 31, 2002 quarter, permitted us to run our nitrogen facilities at a higher utilization rate than during the quarter ended March 31, 2001.

INTEREST, NET

Our net interest expense for the quarter ended March 31, 2002, decreased to $6.8 million from $7.0 million. This decrease was the result of lower average interest rates under our revolving credit facility more than offsetting higher average debt balances and lower interest income during the quarter.

OTHER INCOME

Other income increased to $11.3 million from $5.5 million, primarily as a result of settling the defamation action we filed against Terra International, Inc. in August 1995. We received $11.0 million from Terra's liability carrier during the quarter ended March 31, 2002. During the prior-year quarter ended March 31, 2001, other income primarily consisted of gains on the sale of non-core real estate assets.

INCOME TAX EXPENSE (BENEFIT)

For the quarter ended March 31, 2002, our income tax expense was $432,000, as compared to $120,000 for the quarter ended March 31, 2001. Our income taxes for the quarter ended March 31, 2002 include the effect of lowering our estimated annual effective tax rate from 59% to 48%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2001

OVERVIEW. For the nine-month period ended March 31, 2002, we incurred a net loss of $14.2 million (or $0.54 per diluted share) compared to a net loss of $22.0 million (or $0.84 per diluted share) for the same period during the prior year. Net sales decreased to $318.6 million for the nine-month period ended March 31, 2002, from $403.9 million for the nine-month period ended March 31, 2001. We incurred an operating loss of $20.9 million for the nine-month period ended March 31, 2002, compared to an operating loss of $22.6 million for the nine-month period ended March 31, 2001. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the nine-month period ended March 31, 2002, were $27.8 million, compared to $20.4 million for the nine-month period ended March 31, 2001.

NET SALES

OVERVIEW. Our net sales decreased 21% to $318.6 million for the nine-month period ended March 31, 2002, from $403.9 million for the nine-month period ended March 31, 2001. This decrease was primarily the result of lower sales prices for our nitrogen, DAP and potash products and lower sales volumes for nitrogen. These decreases were partially offset by higher sales volumes for our DAP and potash products.

The following tables summarize our sales results by product categories for the nine-month periods ended March 31:

			%
	2002	2001	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$183,985	$270,513	(32%)
DAP	76,958	77,366	(1%)
Potash	56,630	54,807	3%
Other	979	1,194	(18%)

Net Sales	$318,552	$403,880	(21%)

			%
	2002	2001	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Ammonia	567	672	(16%)
Ammonium nitrate	482	432	12%
Urea	358	382	(6%)
Nitrogen solutions	250	270	(7%)
Nitric acid	31	46	(33%)
Total Nitrogen	1,688	1,802	(6%)

DAP	620	571	9%
Potash	663	603	10%

			%
	2002	2001	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 109	$ 150	(27%)
DAP	$ 124	$ 136	(9%)
Potash	$ 85	$ 91	(7%)

NITROGEN. Our nitrogen sales decreased 32% as a result of a 27% decrease in sales prices and a 6% decrease in sales volumes. Sales prices for all of our nitrogen products declined due to market concerns that higher production levels brought on by reduced gas costs would negatively affect future supply/demand balances. During the prior year, nitrogen product prices were unusually strong due to capacity shutdowns by domestic producers amid industry-wide cost pressure caused by record high natural gas prices.

Our ammonia sales prices decreased 35% and sales volumes decreased 16%. Sales volumes decreased because of lower demand from industrial customers due to a slowdown in economies worldwide.

Ammonium nitrate sales prices decreased 14%, while sales volumes increased 12%. Sales volumes increased primarily due to recaptured market share.

Urea sales prices decreased 21%, and sales volumes decreased 6%. Sales prices decreased as a result of higher industry production levels during fiscal 2002, as well as excess industry inventories carried over from spring 2001. Sales volumes decreased as a result of decreased granular urea sales due to our transfer of our granular urea facility back to its prior owner during the period, as well as decreased urea melt sales caused by Melamine Chemical, Inc.'s closure of its plant at our Donaldsonville, Louisiana, complex. The decrease in sales volumes was partially offset by increased production and sales of prilled urea.

Nitrogen solutions sales prices decreased 27%, and sales volumes decreased 7%. Sales prices and sales volumes decreased primarily as a result of higher producer inventory levels and increased import levels at low prices, primarily from certain former Soviet Union countries.

PHOSPHATES. Our DAP sales prices decreased 9%, while our DAP sales volumes increased 9%. While prices were down, world market conditions improved from late summer 2001 conditions and leveled off near the end of the nine-month period.

POTASH. Our potash sales increased 3% as a result of a 10% increase in sales volumes, partially offset by a 7% decrease in sales prices. The change in sales prices and volumes partially resulted from an increase in export sales, which typically have lower sales prices than domestic sales. Domestic market conditions also negatively impacted prices.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold decreased to $309.8 million for the nine-month period ended March 31, 2002, from $389.9 million for the nine-month period ended March 31, 2001. As a percentage of net sales, cost of products sold was 97% for the nine-month periods ended March 31, 2002 and March 31, 2001. For all of our products, lower costs per ton were offset by lower sales prices. Our average domestic natural gas price for all operations, net of futures gains and losses, decreased 33% to $3.02 per MMBtu for the nine-month period ended March 31, 2002.

NITROGEN. Our nitrogen costs per ton decreased 24%, primarily as a result of lower natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities decreased approximately 32% to $3.03 per MMBtu. In addition, we had lower costs related to third-party purchases of ammonia and lower maintenance and labor costs than those incurred during the nine-month period ended March 31, 2001, associated with maintenance shutdowns at our Yazoo City, Mississippi, and Donaldsonville, Louisiana, facilities. During the nine-month period ended March 31, 2002, we also had higher equity earnings at Farmland MissChem that contributed to the decrease in our nitrogen costs per ton. Our portion of the earnings was $8.5 million as compared to $4.4 million for the nine-month period ended March 31, 2001.

PHOSPHATES. Our DAP costs per ton decreased 19% for the nine-month period ended March 31, 2002. This decrease was primarily the result of lower raw material costs for ammonia and sulfur.

POTASH. Our potash costs per ton decreased 3% for the nine-month period ended March 31, 2002. This decrease was primarily the result of lower natural gas costs. These lower costs were partially offset by higher electricity costs and higher per-ton costs for labor and maintenance as a result of lower production.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $20.6 million for the nine-month period ended March 31, 2002, from $23.5 million for the nine-month period ended March 31, 2001. This decrease was primarily the result of reduced goodwill amortization during the nine-month period ended March 31, 2002. In addition, the prior year included costs related to benefits paid under an early retirement program and severance costs related to a reduction in force. As a percentage of net sales, selling, general and administrative expenses were 6% for the nine-month periods ended March 31, 2002 and 2001.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $9.0 million for the nine-month period ended March 31, 2002, from $13.0 million for the nine-month period ended March 31, 2001. This decrease is the result of reduced idle plant costs at our nitrogen facilities. Portions of our ammonia, urea and nitric acid production capacities were idled for various periods during the nine-month periods ended March 31, 2002 and 2001, primarily due to the unfavorable relationship between product prices and natural gas prices.

INTEREST, NET

Our net interest expense for the nine-month period ended March 31, 2002, increased to $21.4 million from $21.3 million. This increase was primarily the result of higher average debt balances and costs associated with the amendment of our revolving credit facility. These increases were partially offset by lower average interest rates under our revolving credit facility.

OTHER INCOME

Other income increased to $15.2 million from $7.8 million, primarily as a result of settling the defamation action we filed against Terra International, Inc. in August 1995. We received $11.0 million from Terra's liability carrier during the nine-month period ended March 31, 2002. During the nine-month period ended March 31, 2001, other income primarily consisted of gains on the sale of non-core real estate assets.

INCOME TAX EXPENSE (BENEFIT)

For the nine-month period ended March 31, 2002, our income tax benefit was $13.0 million, as compared to an income tax benefit of $14.0 million for the nine-month period ended March 31, 2001. These income tax benefits are primarily the result of our net losses and permanently reinvested foreign earnings from our investment in Farmland MissChem, partially offset by non-deductible goodwill amortization. Our current income tax benefit is based on an estimated annual effective tax rate of approximately 48%.

LIQUIDITY AND CAPITAL RESOURCES

We have a secured revolving credit facility (the "Facility") with Harris Trust and Savings Bank and a syndicate of eleven commercial banks totaling $200.0 million. This Facility matures on November 25, 2002. It became a current liability on our balance sheet for financial reporting purposes in the quarter ended December 31, 2001. We are currently exploring refinancing alternatives and believe that we will be able to refinance the Facility at or prior to maturity. We have engaged Credit Suisse First Boston Corporation to help us evaluate such alternatives. However, we cannot guarantee that we will be able to obtain new financing or the same amount, and such financing is likely to contain terms, particularly interest rates and fees, not as favorable as the Facility's.

At March 31, 2002, we had cash and cash equivalents of $1.2 million, compared to $11.8 million at June 30, 2001, a decrease of approximately $10.6 million.

OPERATING ACTIVITIES

For the nine-month period ended March 31, 2002, our net cash provided by operating activities was $38.2 million, and included a $26.4 million refund of federal taxes pursuant to the recently enacted Job Creation and Workforce Assistance Act of 2002. Net cash used in operating activities was $32.4 million for the nine-month period ended March 31, 2001.

INVESTING ACTIVITIES

Our net cash provided by investing activities was $449,000 for the nine-month period ended March 31, 2002, and included $5.0 million in proceeds from the sale of non-core assets and $3.3 million primarily related to the collection of a note for the sale of non-core real estate. These proceeds were partially offset by $7.9 million in capital expenditures that were for normal improvements and modifications to our facilities. Our net cash provided by investing activities was $2.3 million for the nine-month period ended March 31, 2001, and included $15.6 million in proceeds from the sale of non-core assets partially offset by capital expenditures of $14.0 million that were for normal improvements and modifications to our facilities.

FINANCING ACTIVITIES

Our net cash used in financing activities was $49.3 million for the nine-month period ended March 31, 2002, which reflected net debt payments. The $11.0 million cash settlement from the Terra lawsuit, plus the receipt of $26.4 million during the quarter from a refund of previously paid federal taxes pursuant to the recently enacted Job Creation and Workforce Assistance Act of 2002, allowed us to repay debt in the quarter. Our net cash provided by financing activities was $28.8 million for the nine-month period ended March 31, 2001, which reflected net debt proceeds of $29.6 million and $784,000 in cash dividends.

Our $200.0 million Facility matures on November 25, 2002, and bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or the Federal Funds Rate. At March 31, 2002, we had borrowings outstanding in the amount of $122.8 million, and letters of credit outstanding in the amount of $1.9 million that lowered our availability under the Facility. We had $66.8 million available under the Facility at March 31, 2002, in addition to cash on hand of $1.2 million. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation.

On August 15, 2001, we amended the Facility to provide us with more flexibility under the Facility's covenants in light of the volatile conditions in our industry and the natural gas markets at that time. Our borrowing spreads on loans for the September 30, 2001 quarter under the amended Facility increased by 100 basis points over the borrowing spreads in effect prior to fiscal 2002. Since we were in compliance with all covenants as of September 30, 2001, this borrowing spread was reduced by 50 basis points for the December 31, 2001, quarter and all quarters thereafter as long as we continue to meet certain covenants. We were in compliance with all covenants as of March 31, 2002, and anticipate being in compliance with all covenants at June 30, 2002. Our weighted average interest rate under the Facility was 5.40% for the quarter ended March 31, 2002, and 6.26% for the nine-month period ended March 31, 2002. The specific covenants are more particularly described in the amendment to the Facility filed as an exhibit to our August 20, 2001, Form 8-K and our most recent Annual Report on Form 10-K, each of which is on file with the Securities and Exchange Commission.

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

Based on natural gas and product market prices as of the date of this filing, and our current natural gas hedge positions, we believe that our existing cash, cash generated from operations, cash generated from non-core asset dispositions and cash available under the Facility will be sufficient to satisfy our financing requirements for operations and capital projects through the maturity of our Facility in November 2002, by which time we anticipate having our Facility refinanced as mentioned above in this section. Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations.

OUTLOOK

Despite low worldwide grain inventories, compared to normal historical levels, there has been only minor price improvement in farm commodities. Low farm commodity prices have translated into several consecutive years of reductions in the number of worldwide acres planted, which has contributed to lower consumption of nitrogen, phosphate, and potash products. In the fourth quarter of fiscal 2002, we expect to recapture a portion of the sales volumes delayed during the third fiscal quarter due to the adverse effect of weather conditions in our trade area. Nitrogen product prices will be impacted by the progression of the planting season in the US and the amount of US nitrogen production that remains curtailed due to market conditions. In the recent weeks prior to the filing of this report, several US nitrogen plants scaled back operations in response to rising natural gas prices, slow demand and low product prices. Natural gas prices will continue to play a major role in determining how we operate our nitrogen plants as we try to match production to market conditions.

The planting intention report from the USDA on March 31, 2002, showed increased corn plantings in the US this spring, which should help increase nitrogen demand. Corn is a large user of nitrogen fertilizer, accounting for approximately 45% of all nitrogen consumed by crops in the US each year. However, the absence of a new federal farm bill may affect stated planting intentions due to the lack of certainty regarding government support payments. To maximize results in the current environment, we continue to determine operating levels for our plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. We continue to believe that world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online in the next four years.

Significantly higher natural gas storage levels, compared to fiscal 2001, should help moderate natural gas pricing as the year progresses, and this should improve our nitrogen production cost compared to fiscal 2001. Although nitrogen product prices have increased slightly since March 31, 2002, they are currently at low levels as reflected in our results for the March 31, 2002 quarter. Additionally, if natural gas prices increase, it will have a material adverse impact on our performance if nitrogen product prices do not experience corresponding increases.

On April 19, 2002, the Nitrogen Solutions Fair Trade Committee (the "Committee"), a coalition of U.S. producers of nitrogen solutions consisting of Mississippi Chemical Corporation, Terra Industries Inc., and CF Industries, Inc., filed an antidumping petition against nitrogen solutions from Belarus, Lithuania, the Russian Federation, and Ukraine. The Committee filed the antidumping petition with the U.S. International Trade Commission and the U.S. Department of Commerce after developing facts that led the Committee to believe that nitrogen solutions from these four countries is being sold in the U.S. at unfairly low prices and is materially injuring the domestic nitrogen solutions industry. The Committee has asked the United States government to move quickly with the case to limit further damage to the domestic nitrogen solutions industry.

Although we expect the firming of international phosphate markets to continue, prices have leveled off from the increases experienced since January 2002. Since a majority of our DAP is sold into export markets by PhosChem, the PhosChem contracts with China for major sales through calendar 2002 will be positive for our phosphate segment. In the long-term, the accession of China to the World Trade Organization is positive for the DAP industry. During the last two growing seasons, farmers have reduced the application rates of phosphate as well as potash fertilizers and "mined" the soil due to low farm commodity prices. Since agronomic best practices indicate that phosphate and potash fertilizer are necessary soil nutrients that must be replenished, we expect increased domestic application rates for these nutrients. Finally, the performance of our potash segment will depend on increases of currently low potash sales prices and the continued improvement of energy costs and ore grades experienced during our third fiscal quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, including changes in natural gas prices and interest rates. For more information about how we manage specific risk exposures, see Note 13 - Hedging Activities, and Note 6 - Credit Agreements and Long-Term Debt, in our Notes to Consolidated Financial Statements contained in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

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

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At March 31, 2002, the fair value of open positions was calculated by valuing each position using quoted market prices on the New York Mercantile Exchange ("NYMEX"). We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $1.8 million at March 31, 2002 (see Note 5 to our consolidated financial statements included in this report).

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

MISSISSIPPI CHEMICAL CORPORATION

Date: April 30, 2002	By: /s/ Timothy A. Dawson
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

_______________________

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

_________________________

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