Form 10-K
period 2002-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2002-09-30
CIK 66895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002
OR
[]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission File Number 001-12217
MISSISSIPPI CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)
MISSISSIPPI (State or other jurisdiction of incorporation or organization)	64-0292638 (IRS Employer Identification Number)
3622 Highway 49 East, P.O. Box 388, Yazoo City, MS (Address of principal executive offices)	39194 (Zip Code)
Registrant's telephone number, including area code:	(662) 746-4131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

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
Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 17, 2002, Mississippi Chemical Corporation had 26,172,879 shares of common stock, par value $0.01, outstanding. The Company estimates that the aggregate market value of the common stock on September 17, 2002 (based upon the prior day's closing price ($1.48) of the common stock on the New York Stock Exchange), held by non-affiliates was approximately $38,401,227. Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on December 9, 2002 (Items 10(a) and (e), 11, 12, and 13 in Part III)

                                                                                                                                  INDEX TO EXHIBITS BEGINS ON PAGE 79

PART I

ITEM 1.  BUSINESS

GENERAL

     Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was incorporated in Mississippi in September 1948 as the first fertilizer cooperative in the United States (the "Cooperative"). The address of the Company's principal executive office is Owen Cooper Administration Building, 3622 Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (662) 746-4131. The Company maintains a site on the World Wide Web at www.misschem.com. Information appearing on the Company's website should not be considered a part of this Annual Report on Form 10-K. The term "Company" includes Mississippi Chemical Corporation and its subsidiaries: Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Triad Nitrogen, L.L.C.; Mississippi Chemical Management Company; Mississippi Chemical Company, L.P.; Mississippi Chemical Holdings, Inc.; MissChem (Barbados) SRL; and MissChem Trinidad Limited; and Mississippi Chemical Corporation's affiliates: Farmland MissChem Limited, our 50/50 ammonia production joint venture with Farmland Industries, Inc.; FMCL Limited Liability Company, our 50/50 ammonia shipping joint venture with Farmland Industries, Inc.; and Houston Ammonia Terminal, L.P., our 50/50 ammonia storage joint venture with Potash Corporation of Saskatchewan. References to the Company's operations prior to July 1, 1994, refer to the Cooperative's operations. Any reference to an industrial customer or user herein includes, but is not limited to, producers who convert products purchased from the Company to other fertilizer products.

OPERATING SEGMENTS

     The Company has three reportable operating segments: nitrogen, phosphate and potash. The amounts of revenue, operating profit or loss and identifiable assets attributable to each of our segments are set forth in Item 7 and Item 8 of this Annual Report on Form 10-K. Additional information about each operating segment is set forth below.

     Nitrogen

             Products

          The Company produces nitrogen products at its production facilities in Yazoo City, Mississippi, Donaldsonville, Louisiana, and through its 50/50 joint venture with Farmland Industries, Inc., known as Farmland MissChem Limited ("Farmland MissChem") in Point Lisas, The Republic of Trinidad and Tobago. The Company's principal nitrogen products include anhydrous ammonia; fertilizer-grade ammonium nitrate, which is sold under the Company's trade name Amtrate® ; UAN solution, which is sold under the Company's trade name N-Sol 32® ; urea; and nitric acid. Each of the Company's nitrogen products has its own distinct characteristics that produce agronomic preferences among end-users.

          In each of fiscal 2002 and 2001, the Company sold approximately 2.5 million tons of nitrogen products to fertilizer dealers and distributors and industrial users located primarily in the southern United States. Net sales of nitrogen products by the Company in fiscal 2002 were approximately $262.6 million, which represented approximately 58% of consolidated net sales.

          Anhydrous Ammonia. In fiscal 2002, the Company produced approximately 1,221,000 tons of anhydrous ammonia at its Yazoo City and Donaldsonville facilities. The Company is obligated by contract to purchase one-half of the anhydrous ammonia (approximately 350,000 tons per year) produced by Farmland MissChem at a discount to market, subject to a minimum price. In fiscal 2002, the Company purchased approximately 353,000 tons pursuant to its contract with Farmland MissChem and approximately 62,000 tons from non-affiliates for resale or upgrade to other fertilizer products. In fiscal 2002, the Company sold approximately 742,000 tons of anhydrous ammonia, approximately 702,000 tons of which were sold as a raw material for industrial users. The Company consumed approximately 962,000 tons of anhydrous ammonia as a raw material to manufacture its other nitrogen products and diammonium phosphate at its Pascagoula facility.

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

          Ammonium Nitrate. The Company produced approximately 723,000 tons of solid ammonium nitrate fertilizer at its Yazoo City facility in fiscal 2002. During this period, the Company sold approximately 764,000 tons of solid ammonium nitrate fertilizer to fertilizer dealers and distributors and approximately 15,000 tons of ammonium nitrate synthesis to industrial users.

          The Company is the largest manufacturer and marketer of agricultural-grade ammonium nitrate fertilizer in the United States, which is sold under the registered trade name Amtrate®. Ammonium nitrate, which is 34% nitrogen, is produced by reacting anhydrous ammonia and nitric acid. Ammonium nitrate is less subject to volatilization (evaporation) losses than other nitrogen products. Due to its stable nature, ammonium nitrate is the product of choice for such uses as pastures and no-till row crops where fertilizer is spread upon the surface and is subject to volatilization losses. The use of conservation tillage, which reduces soil erosion, is increasing in the United States and should have a positive impact on ammonium nitrate demand.

          UAN Solution. The Company produced approximately 394,000 tons of UAN solution at its Yazoo City facility in fiscal 2002. The Company sold approximately 417,000 tons of UAN solution to fertilizer dealers and distributors in fiscal 2002 under the registered trade name N-Sol 32® . In addition, the Company purchased and resold approximately 57,000 tons of UAN solution in fiscal 2002.

          N-Sol 32® is a 32% nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. N-Sol 32® is used as a direct application product for cotton, corn, grains, and pastures, as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial increase in the use of UAN solution due to the overall growth in the agricultural consumption of nitrogen products in the United States and because UAN solution is being used as a replacement product for ammonia used for direct application to crops.

          Urea. In fiscal 2002, the Company produced approximately 466,000 tons of prilled urea and urea melt at its Donaldsonville facility. During this period, the Company sold approximately 326,000 tons of prilled urea, approximately 98,000 tons of urea melt, approximately 8,000 tons of granular urea, and approximately 29,000 tons of urea synthesis. Approximately 50% of our urea tons were sold to industrial users and approximately 22% to manufacturers of animal feeds.

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

          Nitric Acid. In fiscal 2002, the Company produced approximately 757,000 tons of nitric acid at its Yazoo City facility. The Company uses substantially all of its nitric acid as a raw material for the production of Amtrate® and N-Sol 32® . In fiscal 2002, the Company sold approximately 33,000 tons of nitric acid to industrial users.

          Nitric acid is made by oxidizing ammonia with air. Nitric acid is used by industrial customers to produce end products such as nylon fibers, polyurethane foams, rubber chemicals and specialty fibers. The Yazoo City facility has the largest single site capacity for nitric acid in the United States.

          Production and Properties

          Yazoo City, Mississippi. The Yazoo City facility is a closely integrated, multiplant production complex located on approximately 2,240 acres, with approximately 60 acres of such land subject to a long-term lease with Yazoo County, Mississippi. The complex includes two anhydrous ammonia plants, five nitric acid plants, an ammonium nitrate plant, two urea plants, and a UAN solution plant. The Company's corporate headquarters, which has approximately 65,000 square feet of office space, is located adjacent to the Yazoo City plant.

          The Company's annual anhydrous ammonia production capacity at the Yazoo City facility is approximately 685,000 tons, and its annual solid ammonium nitrate production capacity is approximately 900,000 tons. During fiscal 2002, the operating rates for ammonia and ammonium nitrate at the Yazoo City facility were approximately 71% and 81%, respectively. The Yazoo City facility also has annual nitric acid production capacity of approximately 1,055,000 tons, annual UAN solution production capacity of approximately 588,000 tons, and annual urea synthesis production capacity of approximately 197,000 tons. During fiscal 2002, the operating rate for UAN solution at the Yazoo City facility was approximately 66%. The plant has storage facilities for anhydrous ammonia (36,000 tons), ammonium nitrate (51,700 tons), nitric acid (4,300 tons), and UAN solution (48,000 tons).

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

          On August 16, 2002, the U.S. Defense Energy Support Center ("DESC") awarded the Yazoo City facility a five-year contract (the "DESC Contract") to produce dinitrogen tetroxide ("N2O4"). N2O4 is used as a propellant in Titan rockets and in the N.A.S.A. Space Shuttle. The estimated value of the DESC Contract is $24.9 million, based upon the anticipated level of production required by the DESC on a fixed-price basis, and includes approximately $3.0 million for the construction of a new production facility, monthly standby production fees, and fees for ancillary services related to product transportation. The N2O4 facility will utilize the Yazoo City facility's excess nitric acid capacity and will not impact nitrogen production or customer commitments. The DESC Contract calls for production to start in February of 2003. If the DESC receives legislative approval, the DESC has the sole discretion to convert the DESC Contract to a term of ten years, plus two five-year options, which the Company would view as favorable.

          Donaldsonville, Louisiana. The Donaldsonville facility is a closely integrated, multiplant nitrogen complex located on approximately 766 acres fronting the Mississippi River at Donaldsonville, Louisiana. The facility includes two anhydrous ammonia plants with a combined annual production capacity of approximately 992,000 tons and a urea plant with an annual urea synthesis production capacity of approximately 578,000 tons and an annual prilled urea capacity of approximately 396,000 tons. During fiscal 2002, the operating rates for ammonia and prilled urea at the Donaldsonville facility were approximately 73% and 78%, respectively. The plant has storage facilities for anhydrous ammonia (60,000 tons) and urea (40,000 tons).

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

          Point Lisas, Trinidad. The Farmland MissChem facility has an annual production capacity attributable to the Company's 50% interest of approximately 350,000 tons. In fiscal 2002, the Company purchased approximately 353,000 tons of ammonia from the Farmland MissChem facility. This ammonia was used as a raw material for upgrading into finished fertilizer products at the Company's existing facilities and to meet the Company's contractual commitments to certain industrial customers.

          Marketing and Distribution

          The Company sells its nitrogen products to fertilizer dealers and distributors as well as industrial users located primarily in the southern region of the United States where its facilities are located. In fiscal 2002, approximately 40% of the Company's nitrogen tons sold were to industrial users, which represents approximately 46% of nitrogen net sales. Although the Company has traditionally sold the majority of its nitrogen products through the agricultural fertilizer distribution chain, the Company continues to focus its efforts on increasing the percentage of nitrogen product sold to industrial users in order to reduce the Company's exposure to the seasonal and cyclical nature of the agricultural fertilizer markets. However, during fiscal 2002, industrial sales tons were down 19% compared to fiscal 2001 due to the idling or closure of plants in our primary trade area as a result of the general downturn in the U.S. economy.

          In the agricultural fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers. Larger customers (distributors and large multilocation dealers) arrange for distribution, storage, and financing of nitrogen products. The majority of the Company's agricultural sales are made to distributors and large dealers in the Company's primary trade area, while almost all industrial sales are made directly to the end user. The ten states that make up the Company's primary trade area are Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, and Texas.

          The Company transports its nitrogen products by barge, rail, pipeline, truck and oceangoing vessels. To serve our customers, place our nitrogen products in strategically located, high-consumption areas, and enhance our distribution capabilities, we enter into a variety of contractual relationships with participants in the fertilizer distribution chain. The Company also owns a 50% interest in an ammonia storage terminal in Pasadena, Texas, and a 50% interest in FMCL Limited Liability Company ("FMCL"), a joint venture with Farmland Industries, Inc., that provides transportation of ammonia from the Farmland MissChem facility in Trinidad to the United States and other world markets. FMCL has executed two long-term time charter agreements for oceangoing vessels with a European ship owner. Both agreements establish a fixed charter rate for the vessels during the entire time that the agreements are in effect. The Company believes that the time charter agreements provide a hedge against unfavorable fluctuations in shipping rates and will be a cost-effective method of transporting its Trinidad product.

          Raw Materials

          Natural Gas. Natural gas is the primary raw material used by the Company in the manufacture of nitrogen products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia, which is upgraded into other nitrogen products. During fiscal 2002, natural gas prices decreased from the record highs of fiscal 2001; however, such fiscal 2002 prices remained volatile compared to the ten-year historical average. The cost of natural gas represented approximately 81% of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic success of the Company's nitrogen business depends upon the availability of reasonably priced natural gas relative to the prevailing market price for nitrogen products.

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

          The natural gas requirements of the Yazoo City facility are approximately 68,000 MMBtu's per day. The Company receives the majority of its natural gas requirements for the Yazoo City facility from two natural gas marketers, Dynegy Marketing and Trade ("Dynegy") and Mirant Americas Energy Marketing, L.P. ("Mirant"). The Company's agreements with Dynegy and Mirant allow for the firm delivery of gas, at market-related prices, through the Yazoo City facility's direct connections to the interstate pipeline systems operated by Southern Natural Gas Company, a subsidiary of El Paso Energy Corporation, and Texas Eastern Transmission Corporation. Pursue Energy Corporation ("Pursue") continues to be another natural gas supplier of the Yazoo City facility from Pursue's reserves located in Rankin County, Mississippi. On June 14, 2002, the Company sold to Reliant Energy Entex, a division of Reliant Energy Resources Corp. ("Reliant"), its approximately 60-mile, 12-inch-diameter, natural gas pipeline that provides the Yazoo City plant with direct access to the Pursue reserves. Pursuant to a transportation agreement with Reliant that expires May 3, 2027, the Yazoo City facility maintains its low-cost transportation of the Pursue gas, direct access to an additional interstate pipeline, and direct access to a large intrastate gathering and transmission system in southern Mississippi. As a result of this access to multiple sources, the Company benefits from competition for the transportation and supply of natural gas.

          Natural gas requirements for the Donaldsonville facility are approximately 104,000 MMBtu's per day. The Donaldsonville facility is located in one of the primary natural gas producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from competition among the many suppliers that have transport capabilities on the intrastate lines. All of the Donaldsonville facility's current natural gas requirements are being supplied under contracts with Bridgeline Gas Marketing LLC, BP Energy Company, Noble Gas Marketing, Inc., Reliant Energy Services, Inc., and Pontchartrain Natural Gas System. These contracts provide for market-sensitive pricing and firm delivery supply commitments.

          The Company's natural gas supply agreements are for a term of one year or less, which is customary. As a result of favorable access to natural gas supplies at the Yazoo City and Donaldsonville facilities, the Company believes that it will have adequate access to natural gas and that the loss of any particular supplier would not have a material impact on plant operations at either location. There have been no significant supply interruptions at either location.

          Gas prices can be influenced significantly by short-term factors such as weather, storage levels, gas transportation interruptions, and competing fuel prices. The Company uses derivative transactions such as natural gas futures contracts, swaps, options, or similar derivative instruments related to the price of natural gas to manage its natural gas price risk.

          Ammonia. Ammonia is a necessary raw material for production of the Company's other nitrogen products. The Company supplied the majority of its ammonia requirements in fiscal 2002. Third-party ammonia purchases by the Company from outside suppliers in fiscal 2002 for resale and production of its other nitrogen products totaled approximately 44,300 tons, which is a substantial decrease from the approximately 440,000 tons purchased from third-parties in fiscal 2001. This decrease is attributable to the fact that our ammonia plants operated at higher rates than during fiscal 2001, which experienced lower operating rates due to the unfavorable relationship between natural gas prices and nitrogen product prices. The Company anticipates that it will be able to supply substantially all of its ammonia requirements in fiscal 2003 from the Company's ammonia plants at the Yazoo City facility, the Donaldsonville facility, and the Trinidad facility, or from third-party purchases. Natural gas prices will continue to play a major role in determining how we operate our plants as we seek to match production to market conditions.

     Phosphate

          Products

          The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 2002, the Company produced approximately 858,000 tons of DAP and sold approximately 865,000 tons. Net sales of DAP by the Company in fiscal 2002 were approximately $110.0 million, which represented approximately 24% of consolidated net sales.

          DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18% nitrogen and 46% phosphate (P205) by weight. DAP is an important fertilizer product both for direct application and for use in blended fertilizers applied to all major types of row crops.

          Production and Properties

          The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 2,167 acres. The Pascagoula facility is a closely integrated, multiplant phosphatic fertilizer complex where the primary facilities are two phosphoric acid plants, two sulfuric acid plants, and a DAP granulation plant. The phosphoric acid plants have an annual production capacity of approximately 427,000 tons, the two sulfuric acid plants have a combined annual production capacity of approximately 1,120,000 tons, and the DAP granulation plant has an annual production capacity of approximately 900,000 tons. During fiscal 2002, the operating rate for DAP at the Pascagoula facility was approximately 97%. The plant has storage facilities for finished product (80,000 tons), as well as for the primary raw materials: phosphate rock (100,000 tons), sulfur (10,000 tons), and ammonia (25,000 tons). For information regarding the Company's phosphogypsum disposal facilities, see "Certain Business Factors - Compliance With Environmental Regulations" below in this Item 1.

          The plant site fronts a deep-water channel that provides direct access to the Gulf of Mexico. The complex contains docks and off-loading facilities for receiving shipload quantities of phosphate rock, sulfur, and ammonia and for out-loading DAP.

          Marketing and Distribution

          Almost all of our DAP sales are for agricultural use, and the majority of our DAP sales are for international markets. Since October 1, 1997, all of the Company's export sales of DAP have been made through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as PhosChem, and all domestic sales of DAP have been made through the Company's internal sales staff. In fiscal 2002, DAP sales to PhosChem represented approximately 15% of our consolidated net sales and approximately 62% of the total DAP tonnage sold by the Company, which exports went to China, India, Mexico, and Pakistan. China and India received approximately 42% and 15%, respectively, of the total DAP tonnage sold by the Company in fiscal 2002. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

          Raw Materials

          Phosphate Rock. Phosphate rock is one of the primary raw materials used in the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock are approximately 1.5 million tons per year. Since 1991, the Company has purchased all of its phosphate rock for the Pascagoula facility pursuant to a long-term requirements contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco. OCP is the world's largest producer and exporter of phosphate rock and upgraded phosphates. The term of the OCP contract expires June 30, 2016. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the operating performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed, such as during the last three fiscal years. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be very good.

          Sulfur. Sulfur is used in the manufacture of sulfuric acid at the Pascagoula plant. Historically, sulfur has been in adequate supply and available on the open market in quantities sufficient to satisfy the Company's requirements, which are approximately 350,000 tons per year. However, supplies are currently tight, resulting in increased raw materials costs. The location of the Company's plant at Pascagoula, Mississippi, near major oil and gas fields that supply substantial amounts of sulfur, provides the Company with a strategic advantage in the purchase of sulfur over its Florida competitors.

          Ammonia. Ammonia is a necessary raw material for production of DAP. Third-party ammonia purchases by the Company from outside suppliers in fiscal 2002 for use as a raw material in the production of DAP were only approximately 17,700 tons. The Company anticipates that it will be able to supply all of its ammonia requirements for DAP production in fiscal 2003 from the Company's ammonia plants at the Donaldsonville facility and the Trinidad facility.

     Potash

          Products

          The Company produces potash at two mines and related facilities near Carlsbad, New Mexico, which are referred to by the Company as the "East Facility" and the "West Facility." The Company also operates a granular compaction plant near the East and West Facilities which is referred to as the "North Facility." In fiscal 2002, the Company produced approximately 897,000 tons of potash and sold approximately 912,000 tons, primarily in granular form. Net sales of potash products by the Company in fiscal 2002 were approximately $77.5 million, which represented approximately 17% of consolidated net sales.

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

          Production and Properties

          The West Facility, which consists of a potash mine and refinery, has an annual production capacity of approximately 538,000 tons of red potash. The West Facility is located on approximately 1,046 acres that are subject to long-term federal leases. All of the refined product produced at the West Facility is transported to the North Facility compaction plant where the vast majority is converted to granular form and is sold to agricultural fertilizer dealers and distributors. A small portion of the production from the West Facility is sold directly as a standard grade product. The North Facility has an annual granulation capacity of approximately 550,000 tons and is located on approximately 1,387 acres, with approximately 1,027 acres of such land subject to long-term federal potassium leases. Located contiguous to the North Facility are storage (160,000-ton capacity) and shipping facilities from which the finished product is transported by rail and truck to agricultural customers in both the domestic and export markets. During fiscal 2002, the combined operating rate for the West Facility and the North facility was approximately 83%.

          The East Facility, which has an annual production capacity of approximately 560,000 tons of white potash, consists of a potash mine, refinery, and compaction plant. During fiscal 2002, the operating rate for the East Facility was approximately 82%. All of the refined product produced at the East Facility is a higher-purity white potash in standard form. Approximately 44% of the East Facility production is converted to a granular form at the on-site compaction plant and sold as an agricultural fertilizer. The remaining 56% is sold to agricultural and industrial users in its original standard form. On August 29, 2002, the Company elected to reduce the production rate at the East Facility to match market conditions. Market conditions for white potash, primarily the industrial markets, have deteriorated over the last year. This change in operations resulted in a reduction in workforce of 47 people at the East Facility. During the reduced operating mode, maximum production will be approximately 400,000 tons depending on ore grades. The Company will monitor market conditions to determine when to increase production rates at the East Facility. The East Facility is located on approximately 1,609 acres, with approximately 1,289 acres of such land subject to long-term federal and state potassium leases. The East Facility also has storage (160,000-ton capacity) and shipping facilities suitable for the distribution of product by rail and truck to the Company's agricultural and industrial customers. During fiscal 2001, the East Facility began mining toward the West Facility, and we anticipate connecting these two facilities by the end of fiscal 2003, which we expect to provide improved ore grades, operational flexibility, and economies of scale.

          On December 3, 1997, the Company suspended plant operations at its Eddy Potash, Inc., mine and refinery because the depletion of the higher-grade ore zone rendered the continued operation of conventional mining methods at Eddy Potash uneconomical. The Company continues to evaluate alternative mining methods for the Eddy Potash reserves.

          The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 100,000 surface acres, which consist of approximately 220,000 subsurface acres due to the naturally occurring overlap of ore zones in the Carlsbad potash basin. The estimates of potash ore reserves provided below were calculated using the latest bore hole data and sophisticated modeling programs, which were completed in September 2000 and adjusted for the actual mined tons through June 2002.

          The Company's proven and probable reserves at the West Facility are estimated to be 347 million tons (the "West Facility Reserves") with an average grade of 15.6% K2O. The Company estimates that it can mine 317 million tons of the West Facility Reserves at an average grade of 14.8% K2O using current mining technology. The Company's proven and probable reserves at the North Facility are estimated to be 95 million tons (the "North Facility Reserves") with an average grade of 14.5% K2O. The Company estimates that it can mine 79 million tons of the North Facility Reserves at an average grade of 14.5% K2O using current mining technology. The Company's proven and probable reserves at the East Facility are estimated to be 129 million tons (the "East Facility Reserves") with an average grade of 14.9% K2O. The Company estimates that it can mine 109 million tons of the East Facility Reserves at an average grade of 14.4% K2O using current mining technology.

          The Company's total proven and probable reserves (the "Total Reserves") are estimated to be 572 million tons with an average grade of 15.2% K2O. The Company estimates that it can mine 506 million tons of the Total Reserves at an average grade of 14.7% K2O (the "Mineable Reserves") using current mining technology and that the Mineable Reserves will yield 99 million tons of muriate of potash ("KCL") available for sale to customers. Eddy Potash's reserves are excluded since these estimates include only the reserves which can be economically recovered by conventional mining techniques. At current production rates and with current mining technology, the Company's Mineable Reserves have a remaining life of several decades.

          In 1995, the Company and all other potash facilities operating in the Carlsbad area signed a memorandum of understanding ("MOU") with the U.S. Department of the Interior, Bureau of Land Management ("BLM"). In this MOU, the Company agreed to develop plans for closing those surface lands disturbed by potash mining operations at its facilities when those facilities reached the end of their useful lives. The MOU also required provision of financial assurance for executing these plans. Closure plans for the Company's facilities have been prepared and approved by the BLM. As of the date of this filing, the Company was still negotiating the terms of a financial assurance arrangement with the BLM. For more information regarding our estimates of closure costs and related accruals, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Closure Costs" in this Annual Report on Form 10-K.

     Marketing and Distribution

          The majority of the Company's agricultural potash sales are in domestic markets in the states west of the Mississippi River where it enjoys freight cost advantages over Canadian and overseas potash producers. In order to increase profit margins, domestic sales are targeted for locations along the freight route of the Burlington Northern Santa Fe Railroad. Domestic potash marketing is coordinated from a sales office located in Dallas, Texas. The Company enters into a variety of contractual relationships with participants in the fertilizer distribution chain in California, Louisiana, Mississippi, and Missouri to serve our customers, place our potash products in strategically located, high-consumption areas, and enhance our distribution capabilities.

          Fiscal 2002 industrial potash sales represented approximately 13% of potash tons sold and approximately 17% of potash net sales. Approximately 24% of the Company's fiscal 2002 potash tons sold were to international markets, which represented approximately 30% of potash net sales. The Company's potash export sales are made through Potash Corporation of Saskatchewan Sales Limited. The fiscal 2002 export sales were to Brazil, Colombia, Dominican Republic, Ecuador, Japan, Martinique, Mexico, Nicaragua, South Africa, and Venezuela. Potash for export is transported by rail to Mexico and to terminal facilities on the Texas Gulf Coast, where it is loaded onto oceangoing vessels for shipment.

CERTAIN BUSINESS FACTORS

Factors Affecting Fertilizer Demand and Prices

     With virtually all of our nitrogen net sales and approximately 79% of our consolidated net sales in fiscal 2002 derived from domestic markets, the Company's operating results are highly dependent upon conditions in the U.S. agricultural industry. A variety of factors beyond the Company's control can materially affect domestic fertilizer demand and pricing. These factors include, but are not limited to, futures prices for crops that require significant fertilizer application, U.S. planted acreage, government agricultural policies, fertilizer application rates and product selection, projected grain stocks, crop failure, weather, changing or unpredictable crop choices by farmers and changes in agricultural production methods. Since fertilizers, particularly anhydrous ammonia and urea, are also used for industrial applications, industrial markets and the general economy can also affect product demand and prices, as reflected by the decrease in industrial tons sold in fiscal 2002.

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

Dependence on Natural Gas

     Natural gas is the primary raw material used in the manufacture of nitrogen products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is then used in the production of all other nitrogen products. Anhydrous ammonia is also a raw material in the production of DAP. Accordingly, the Company's profitability is dependent upon the price and availability of natural gas. A significant increase in the price of natural gas without a corresponding increase in the price of the Company's nitrogen products, or an extended interruption in the supply of natural gas to our production facilities, will have a material adverse effect on our results of operations and financial condition.

Seasonality

     Sales of the Company's fertilizer products to agricultural customers are typically seasonal in nature and usually result in the Company's generating a greater amount of net sales and operating income in the Spring (the Company's third and fourth fiscal quarters). However, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns, as well as the relationship between natural gas and nitrogen product prices. In addition, the seasonal nature of our business requires us to incur appreciable expenditures for fixed costs throughout the year and for inventory in advance of the Spring planting season. The Company plans to increase the percentage of its net sales to industrial customers whose purchases are more evenly spread over the Company's fiscal year. Approximately 26% of the Company's tons sold for fiscal year 2002 were attributable to industrial sales, which represents approximately 30% of consolidated net sales. The Company anticipates that the percentage of net sales to industrial customers will increase over the next several fiscal years.

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

     Nitrogen

     Competition is based largely on the delivered price of nitrogen products, therefore, maintaining low production costs is critical to competitiveness. Natural gas comprises a significant portion of the raw materials cost of the Company's nitrogen products. Thus, competitive natural gas purchasing is essential to maintaining the Company's cost competitiveness. This is especially true considering that certain of the Company's foreign competitors can purchase natural gas at a lower price than the price typically paid by the Company. Our results of operations in fiscal 2002, while improved over fiscal 2001, continued to be adversely affected by imported product made with low-cost natural gas. Also important to maintaining competitiveness is efficient use of natural gas because of the energy-intensive nature of the nitrogen business. Therefore, cost-competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low-cost competitive position. In the highly fragmented nitrogen market, product quality and customer service also can be sources of product differentiation.

     Phosphate

     The Company customarily sells a majority of its DAP through PhosChem to international markets. The U.S. phosphate industry is concentrated, and the Company is smaller than most of its competitors in terms of resources and sales. Most of the Company's principal competitors have captive sources of some or all of the raw materials needed to manufacture DAP, which may provide them with cost advantages. The Company's long-term phosphate rock contract with OCP has a flexible pricing mechanism that is a key element to the Company's ability to compete.

     Potash

     Most potash consumed in the United States is provided by large Canadian producers who have economies of scale and lower variable costs than their U.S. counterparts. The dominant competitors in this industry are Potash Corporation of Saskatchewan and IMC Global, Inc. Our subsidiary, Mississippi Potash, Inc., and IMC Global, Inc., own approximately 81% of U.S. potash production capacity, substantially all of which is located in the Carlsbad, New Mexico, area. While the Carlsbad producers have higher mining costs and lower average ore grades than the Canadian producers, this disadvantage may be offset by logistical and freight advantages in certain markets in the southwestern United States and the lower United States Corn Belt.

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

     Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 2002 - $3.6 million; 2001 - $270,000; and 2000 - $500,000. Fiscal 2002 environmental capital expenditures were primarily attributable to costs at our Pascagoula facility for the completion of a water treatment facility and initiation of the closure of the West phosphogypsum disposal facility (the "West Disposal Facility"). Projected environmental capital expenditures are approximately $2.3 million for fiscal year 2003 and approximately $2.8 million for fiscal year 2004. Of the $2.3 million planned for 2003, and the $2.8 million projected for 2004, $1.3 million and $2.3 million, respectively, are for the West Disposal Facility closure. As of June 30, 2002, the Company has accrued approximately $8.7 million in costs for the multiyear closure of the West Disposal Facility. We do not anticipate accruing additional costs relating to the closure of the West Disposal Facility. Regulatory officials have approved the Company's engineering plan for closure of the West Disposal Facility and have issued a compliance order with respect to our plan. On March 29, 2002, our Pascagoula facility opened a new facility, and we expect to accrue closure costs over a 22-year period.

For more information regarding our estimates of closure costs and related accruals, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Closure Costs" in this Annual Report on Form 10-K.

     The Company believes that its policies and procedures now in effect are in compliance with applicable environmental laws and with the permits relating to the facilities in all material respects. However, in the normal course of its business, the Company is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damage or injuries. Although environmental expenditures have not been material during the last three fiscal years, it is impossible to predict or quantify the impact of future environmental laws, regulations and costs.

Financial Information About Foreign and Domestic Sales and Operations

     The amount of revenue attributable to the Company's sales to foreign and domestic markets over the last three fiscal years and the carrying value of the Company's foreign and domestic assets over the last three fiscal years is set forth in Item 8 of this Annual Report on Form 10-K under the caption "Note 11 - Segment Information" contained in the "Notes to Consolidated Financial Statements."

EXECUTIVE OFFICERS AND EMPLOYEES

Executive Officers of the Registrant

     Executive officers are elected for a one-year term by the Board of Directors. The Company's executive officers are as follows:

Name of Officer	Age	Office and Employment During the Last Five Fiscal Years
Bruce J. Brumfield, Jr.	41	Vice President-Strategic Initiatives since May 16, 2001; Director of Strategic Initiatives (2000-2001); Corporate Counsel (1995-2000)
Timothy A. Dawson	48	Senior Vice President and Chief Financial Officer since April 22, 1999; Vice President-Finance (1996-1999)
Charles O. Dunn	54	President and Chief Executive Officer since April 1, 1993
Joe A. Ewing	51	Vice President-Marketing and Distribution since September 1, 1999; Director of Marketing and Distribution (1998-1999); Director of Converted Nitrogen Sales (1997-1998)
Larry W. Holley	54	Vice President-Nitrogen Production since November 1, 2000; President of Farmland MissChem Limited in Trinidad (1998-2000); Vice President-Nitrogen Production (1997-1998)
Robert E. Jones	55	Senior Vice President-Corporate Development since October 1, 1997
C. E. McCraw	54	Senior Vice President-Operations since July 12, 1994
William L. Smith	52	Vice President and General Counsel since November 11, 1998; General Counsel (1997-1998)
Ethel Truly	52	Vice President-Administration since January 18, 1996
Carl R. Wallace	49	Vice President-Technical Group since January 1, 2002; Director of Technical Group (2001); Production Manager (1998-2001); Ammonia Oxidation Plant/Urea Superintendent (1992-1998)

Employees

     As of September 17, 2002, the Company employed approximately 1,300 persons throughout all of its locations, none of whom are represented by unions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the New York Stock Exchange under the symbol "GRO." The high and low sales prices as reported by the New York Stock Exchange for each quarter of fiscal 2002 and 2001 required by this Item 5 appear in the quarterly results tables under the heading "Quarterly Results" in Item 8 of this Annual Report on Form 10-K.

Holders

     As of September 17, 2002, the record number of holders of our common stock was 12,196.

Dividends

     Historically, we paid a quarterly cash dividend as shown in the quarterly results tables under the heading "Quarterly Results" in Item 8 of this Annual Report on Form 10-K. Due to our performance, the Board discontinued the payment of cash dividends with the first quarter of fiscal 2001. Our revolving credit facility does not permit the payment of a cash dividend.

ITEM 6.  SELECTED FINANCIAL DATA
Income Statement Data:	Fiscal Years Ended June 30
(In thousands, except per share data)	2002	2001	2000	1999	1998
Net sales	$ 451,294	$ 540,401	$ 485,199	$ 467,899	$ 493,712
Operating (loss) income	$(133,242)	$(105,153)	$ (19,624)	$ 8,455	$ 37,936
Net (loss) income	$(121,196)	$ (95,249)	$ (23,664)	$ (3,608)	$ 22,974
(Loss) earnings per share - basic	$ (4.64)	$ (3.64)	$ (0.91)	$ (0.14)	$ 0.84
(Loss) earnings per share - diluted	$ (4.64)	$ (3.64)	$ (0.91)	$ (0.14)	$ 0.84
Weighted average common shares outstanding -basic	26,141	26,132	26,132	26,392	27,355
Weighted average common shares outstanding -diluted	26,141	26,132	26,132	26,392	27,390

Balance Sheet Data:	Fiscal Years Ended June 30
(In thousands, except per share data)	2002	2001	2000	1999	1998
Working capital	$ (21,981)	$ 113,785	$ 90,706	$ 84,364	$ 64,086
Total assets	$ 630,285	$ 779,607	$ 870,689	$ 898,888	$ 912,332
Long-term debt, excluding long-term debt due within one year	$ 214.215	$ 386,285	$ 330,307	$ 305,857	$ 304,705
Shareholders' equity	$ 179,476	$ 289,75	$ 391,598	$ 420,228	$ 448,525
Cash dividends declared per common share	$ -	$ 0.03	$ 0.19	$ 0.40	$ 0.40

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

GENERAL

     Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industrial users for use primarily in the southern and western regions of the United States. Our products and primary raw materials (particularly natural gas) are commodities, whose prices can be very volatile. These commodities' prices and the global supply/demand balance for our products do not necessarily change in relation to one another and may impact our performance in different ways. Our common stock is traded on the New York Stock Exchange under the symbol "GRO." As of September 17, 2002, shareholders of record numbered 12,196.

Critical Accounting Policies

     Overview. Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements have been prepared on a going concern basis. The appropriateness of using the going concern basis is dependent upon the Company successfully refinancing its revolving credit facility, which matures on November 25, 2002.

     We have identified below the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the related disclosures in this Item 7. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.

     Hedging Activities. Management makes estimates of its natural gas requirements based on the relationship between nitrogen product prices and the cost of natural gas. We enter into derivative transactions to protect future production costs against price fluctuations of natural gas, which is the primary raw material in the production of our nitrogen products. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments related to the price of natural gas. Gains and losses on the derivative transactions that are designated and effective as cash flow hedges are deferred and recognized at the time the related finished product inventory is sold as an increase or decrease in the purchase cost of the related natural gas. We account for these transactions as cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities," amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and record the fair value of these instruments on our consolidated balance sheet as a component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)". At certain times, we determine that it is not economical to operate our nitrogen production facilities because of the unfavorable relationship between nitrogen product prices and the cost of natural gas. When this occurs, the quantity of natural gas we purchase may be less than the quantity we have hedged, and therefore, we undesignate the differential amount and recognize the ineffective portion immediately in our consolidated statement of operations. Material changes to our results of operations could occur if the hedging instrument is not highly effective in achieving offsetting cash flows attributable to the hedged risk. We calculate the fair value of our derivative instruments using quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties.

     During fiscal 2002, natural gas hedging activities resulted in an average cost increase of approximately $0.39 per MMBtu on volumes hedged of 39.4 million MMBtu's. During fiscal 2001 and 2000, natural gas hedging activities resulted in average cost decreases of approximately $0.73 and $0.15 per MMBtu on volumes hedged of 35.2 million and 35.5 million MMBtu's, respectively. At June 30, 2002, we had open natural gas derivative contracts covering a total volume of 6.4 million MMBtu's with some contracts extending through June 2003. The net unrealized gain on these contracts at June 30, 2002, was $3.9 million, and was recorded as a component of other comprehensive income in our consolidated balance sheet. The risk associated with outstanding natural gas derivative contracts is directly related to increases or decreases in the price of natural gas in relation to the contract prices. At June 30, 2002, we also had unrecognized gains of $4.1 million on closed natural gas derivative contracts related to our hedging activities that were recorded as a component of other comprehensive income in our consolidated balance sheet.

     Closure Costs. We estimate closure costs for our Pascagoula, Mississippi, facilities and our potash mining facilities located in Carlsbad, New Mexico. These closure costs are recognized over the estimated life of the related facilities and have been recorded as a component of cost of products sold in our consolidated statements of income. Total accrued closure costs for fiscal 2002, 2001 and 2000 were $11.1 million, $9.1 million and $8.9 million, respectively.

     As of June 30, 2002, estimated closure costs of approximately $8.7 million have been accrued to close our West phosphogypsum disposal facility in Pascagoula. We are currently in the process of preparing this facility for closure, which is scheduled to begin during the second half of fiscal 2003. Concurrently, the East phosphogypsum disposal facility that was completed in 1998 will be in full operation for the storage of phosphogypsum and we will begin recording closure costs related to this facility in accordance with SFAS No. 143 as described more fully below.

     As of June 30, 2002, estimated closure costs of approximately $2.4 million have been accrued to close our potash mining facilities. Of this amount, approximately $2.3 million has been accrued to close our Eddy Potash, Inc. ("Eddy Potash") facility. We estimate that we have fully accrued closure costs for Eddy Potash. Our potash facilities that are in current operation have estimated useful lives spanning several decades. Our current estimates of closure costs for these facilities are not material to our operations at this time. We will continue to evaluate our estimates and make adjustments accordingly.

     Significant management judgments and estimates are made when estimating closure costs. If our judgments and estimates prove to be inadequate, our financial results could be materially adversely impacted in future periods.

     Effective July 1, 2002, we will adopt SFAS No. 143, "Accounting for Asset Retirement Obligation," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The assets recorded will be depreciated over the useful lives of the assets to be retired. The liabilities will be accreted based on the effective interest method and the useful lives of the related facilities. As required by this accounting statement, we will make periodic assessments as to the reasonableness of closure cost estimates for each of our facilities. Accordingly, adjustments will be made to the estimated costs of closure as needed. The respective asset and liability balance will be adjusted on our consolidated balance sheet, which will correspondingly increase or decrease the amounts expensed in future periods.

     Deferred Taxes. Deferred income taxes are estimated based upon temporary differences between the income and losses that we report in our financial statements and our taxable income and losses as determined under applicable tax laws. We estimate the value of deferred income taxes based upon existing tax rates and laws, and our expectations of future earnings. We estimate our composite statutory tax rate to be approximately 37%.

     We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If we, in our judgment, are not more likely than not to realize any deferred tax assets, then we record valuation allowances against the deferred tax assets. As of June 30, 2002, we had recorded deferred tax assets arising from federal and state net operating loss carryovers amounting to approximately $20.5 million and approximately $13.4 million, respectively. We estimate that certain deferred tax assets arising from state income tax loss carryforwards will not be realized and we have recorded valuation allowances totaling $537,000 as of June 30, 2002.

     We do not record deferred income taxes on equity earnings from our joint venture, Farmland MissChem. We consider those undistributed earnings of approximately $32.9 million to be reinvested indefinitely, which under existing law, are not subject to U.S. tax. If the Farmland MissChem earnings are distributed to us as dividends, loaned to us or a U.S. affiliate, or if we were to sell, or pledge more than 66 2/3% of, our interests in the joint venture, we may be required to record U.S. taxes on all or part of our equity income. We estimate the unrecognized deferred U.S. tax on these undistributed earnings to approximate $12.3 million.

     We use significant management judgments and estimates when estimating deferred taxes. If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

     Impairment of Long-Lived Assets. We evaluate the recoverability of certain long-lived assets, including goodwill, utilizing various estimates and judgments. The recoverability of these assets is highly dependent upon the accuracy of certain underlying assumptions, such as future product prices and natural gas costs. During fiscal 2002 and 2001, we assessed the recoverability of the tangible and intangible long-lived assets related to our nitrogen operations pursuant to SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." We projected the undiscounted future cash flows for these operations to test recoverability and determined that, in certain cases, such cash flows were less than the value of such assets on the consolidated balance sheet, indicating that impairment was likely. The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value. The resulting amount of impairment is recorded as a component of our results of operations. Our cash flow projections were based on a third party appraisal of our long-lived assets and included additional third party and internally developed forecasts of future nitrogen prices and natural gas costs. We determined that we had a permanent impairment in the value of goodwill related to our Donaldsonville, Louisiana, nitrogen production assets acquired in December 1996. Accordingly, a non-cash charge for goodwill impairment of $101.3 million was recorded in our fourth quarter of fiscal 2002. We made a similar non-cash charge of $58.4 million in the fourth quarter of fiscal 2001. Estimates of such future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates.

     The impairment analysis has been prepared on a going concern basis and the Company's carrying value for its long-lived assets is presumed to be recoverable through future cash flows. If the Company does not continue as a going concern, further impairment charges may be necessary.

     Inventory Valuation. Our finished product inventories are stated at the lower of cost or market. Cost has been determined under a moving average cost method. Under certain market conditions, we make certain estimates and judgments regarding the valuation of our inventory based on management's evaluation of the price at which we can sell our products. The price and demand for our products is very volatile. A decline in price could result in a lower of cost or market adjustment.

RESULTS OF OPERATIONS - FISCAL 2002 COMPARED TO FISCAL 2001

Overview

     For the fiscal year ended June 30, 2002, we incurred a net loss of $19.9 million (or $0.76 per diluted share), before a non-cash impairment charge of $101.3 million, and incurred a net loss of $121.2 million (or $4.64 per diluted share) after the non-cash impairment charge. This compares to a net loss of $36.9 million (or $1.41 per diluted share), before a non-cash impairment charge of $58.4 million, and a net loss of $95.2 million (or $3.64 per diluted share) after the non-cash impairment charge for the year ended June 30, 2001. The non-cash impairment charges for the fiscal years ended June 30, 2002 and 2001, related to a write-down of all remaining goodwill associated with our Donaldsonville, Louisiana, nitrogen production assets, which goodwill was recorded in connection with an acquisition made in December 1996.

     Net sales decreased to $451.3 million in fiscal 2002 from $540.4 million in fiscal 2001. We incurred an operating loss of $32.0 million in fiscal 2002, before a non-cash impairment charge, compared to an operating loss of $46.8 million in fiscal 2001, before a non-cash impairment charge. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2002 were $34.8 million, compared to $8.9 million for fiscal 2001. Fiscal 2002 EBITDA included $22.0 million from other income and settlement of litigation as described under such headings below in this Item 7.

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

Net Sales

     Overview.  For fiscal 2002, our net sales decreased 16% to $451.3 million, from $540.4 million for fiscal 2001. This decrease was primarily the result of lower average sales prices for all product groups and lower sales volumes for some nitrogen products, primarily industrial sales of ammonia. These decreases were partially offset by higher sales volumes for our DAP and potash products.

     Summaries of our sales results by business unit are set forth below:

	Fiscal Years Ended June 30
(Dollars in thousands)	2002	2001	% Inc. (Dec.)
Net Sales:
Nitrogen	$262,575	$369,450	(29%)
DAP	110,047	95,252	16%
Potash	77,477	74,305	4%
Other	1,195	1,394	(14%)
Net Sales	$451,294	$540,401	(16%)

	Fiscal Years Ended June 30
(Tons in thousands)	2002	2001	% Inc. (Dec.)
Tons Sold:
Nitrogen:
Ammonia	742	891	(17%)
Ammonium Nitrate	779	598	30%
Urea	461	494	(7%)
Nitrogen solutions	474	452	5%
Nitric acid	33	63	(48%)

Total Nitrogen	2,489	2,498	0%

DAP	865	716	21%
Potash	912	811	12%

	Fiscal Years ended June 30
	2002	2001	% Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 105	$ 148	(29%)
DAP	$ 127	$ 133	(5%)
Potash	$ 85	$ 92	(8%)

	Fiscal Years Ended June 30
(Dollars in thousands)	2002	2001

Operating Income (Loss):
Nitrogen (1)	$(128,992)	$ (86,416)
Phosphate	$ 2,854	$ (17,436)
Potash	$ (7,902)	$ (2,876)
Other	$ 798	$ 1,575

Total	$(133,242)	$(105,153)

     (1)  Nitrogen operating losses for fiscal 2002 and 2001 include non-cash impairment charges of $101.3 million and $58.4 million, respectively, related to the write-down of goodwill associated with our Donaldsonville, Louisiana, nitrogen production assets.

     Nitrogen.  Our nitrogen sales decreased 29% as a result of lower sales prices. The average selling price for ammonia, ammonium nitrate, urea and nitrogen solutions decreased 32%, 19%, 26% and 29%, respectively. An oversupply of nitrogen products in the U.S. market caused by high carryover of inventory from the previous year and decreased demand for ammonia adversely affected sales prices. In addition, while domestic production did not return to historical levels, it did increase from 2001 levels for all products except nitrogen solutions. During fiscal 2001, nitrogen product prices spiked due to capacity shutdowns by domestic producers amid industry-wide cost pressure caused by record high natural gas prices during the winter of 2000-2001.

     Substantially all of our ammonia sales are to industrial customers. Our ammonia sales volumes decreased 17% because of lower demand from industrial customers due to a slowdown in economies worldwide, which caused industrial customer production curtailments and, in some instances, plant closures. In addition, sales prices were negatively affected by anticipation of new offshore production coming on-line in Trinidad.

     Ammonium nitrate sales prices decreased 19% as discussed above, while sales volumes increased 30%. The increase in sales volumes is primarily due to recaptured market share from imports and favorable crop conditions. Sales volumes during fiscal 2001 were low due to lost market share, significant volumes of imported ammonium nitrate, including substantial quantities of what the U.S. Government determined were unfairly traded imports, and weak fertilizer demand during the spring planting season caused by wet weather.

     Urea sales prices decreased 26%, and sales volumes decreased 7%. Sales prices decreased as a result of excess industry inventories carried over from spring 2001 and increased production. Sales volumes decreased as a result of decreased granular urea sales due to the transfer of our granular urea facility back to its prior owner during fiscal 2002, as well as decreased urea melt sales caused by Melamine Chemical, Inc.'s closure of its plant in Donaldsonville, Louisiana. The decrease in sales volumes was partially offset by increased production and sales of prilled urea.

     Nitrogen solutions sales prices decreased 29%, while sales volumes increased 5%. Sales prices decreased primarily as a result of a continuation of large volumes of unfairly traded imported product during the first nine months of fiscal 2002, and industry-wide inventory overhang from the previous year.

     Phosphate.  Our DAP sales increased 16% as a result of a 21% increase in sales volume partially offset by a 5% decrease in sales prices. While average sales prices were down during fiscal 2002 as compared to fiscal 2001, world market conditions improved in the last part of fiscal 2002. Increased demand from China during the first half of calendar 2002 has tightened the supply/demand balance, and sales prices have increased since the spring of 2002.

     Potash.  Our potash sales increased 4% as a result of a 12% increase in sales volumes partially offset by an 8% decrease in sales prices. The decrease in sales prices partially resulted from an increase in export sales, which typically have lower net sales prices than domestic sales. In addition, lower industrial sales during fiscal 2002, as a result of poor economic conditions, also contributed to lower sales prices because industrial sales are typically for higher priced products. The increase in sales volumes resulted from an increase in export sales during fiscal 2002.

Cost of Products Sold

     Overview.  Our cost of products sold decreased to $437.5 million, from $534.2 million. As a percentage of net sales, cost of products sold decreased to 97%, from 99%, primarily as a result of lower costs per ton for all product groups partially offset by lower sales prices for all product groups. Our company-wide average natural gas price decreased 33% during fiscal 2002.

     Nitrogen.  Our nitrogen costs per ton decreased 28%, primarily as a result of lower natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities decreased approximately 32% to $3.05 per MMBtu. In addition, we had lower costs related to third-party purchases of ammonia and lower maintenance and labor costs which resulted from maintenance shutdowns at our Yazoo City, Mississippi, and Donaldsonville, Louisiana, facilities during fiscal 2001. During fiscal 2002, we also had higher equity earnings at our joint venture ammonia plant in Trinidad, Farmland MissChem Limited ("Farmland MissChem"), that contributed to the decrease in our nitrogen costs per ton. These equity earnings are reflected in our consolidated statements of income as a reduction in cost of products sold.

     Our portion of the earnings from Farmland MissChem was $12.0 million for fiscal 2002, compared to $7.2 million for fiscal 2001. During fiscal 2002, Farmland MissChem incurred lower natural gas costs because its gas contract ties the price of natural gas to the market price of ammonia, which decreased during fiscal 2002. Additionally, Farmland MissChem sales prices during fiscal 2002 were above prevailing market prices as a result of its product offtake agreements with us and our joint venturer, Farmland Industries, Inc. The agreements required Farmland MissChem to make sales to us at prices at a discount to the prevailing market, subject to a minimum price. During fiscal 2002, all Farmland MissChem sales to us were at the minimum price.

     Phosphate.  Our DAP costs per ton decreased 19% in fiscal 2002. This decrease was primarily the result of lower raw material costs for ammonia and sulfur.

     Potash.  Our potash costs per ton decreased 5% in fiscal 2002. This decrease was primarily the result of lower natural gas costs and improved ore grades. These lower costs were partially offset by higher per-ton costs for labor and maintenance, which were the result of lower production and unanticipated maintenance costs caused by mechanical problems.

Selling, General and Administrative

     Our selling, general and administrative expenses decreased to $28.5 million in fiscal 2002, from $31.4 million in fiscal 2001. This decrease was primarily the result of reduced goodwill amortization during fiscal 2002. In addition, fiscal 2001 included approximately $1.0 million in costs related to benefits paid under an early retirement program and severance costs related to a reduction in force. As a percentage of net sales, selling, general and administrative expenses were 6% for fiscal 2002 and fiscal 2001.

Loss on Goodwill Impairment

     Due to continued operating losses primarily caused by low product prices and increased natural gas costs, we assessed the recoverability of our tangible and intangible long-lived assets related to our nitrogen operations pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We projected the undiscounted future cash flows for these operations to test recoverability and determined that, in certain cases, they were less than the value of such assets on the consolidated balance sheet, indicating that impairment was likely. The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value. Our cash flow projections were based on a third party appraisal of our long-lived assets and included additional third party and internally developed forecasts of future nitrogen prices and natural gas costs. We determined that we had a permanent impairment in the value of goodwill related to our Donaldsonville, Louisiana, nitrogen production assets acquired in December 1996. Accordingly, a non-cash provision for goodwill impairment of $101.3 million was recorded in our fourth quarter of fiscal 2002. We made a similar non-cash charge of $58.4 million in our fourth quarter of fiscal 2001. Estimates of such future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates. We had no goodwill recorded on our books as of June 30, 2002.

     The impairment analysis has been prepared on a going concern basis and the Company's carrying value for its long-lived assets is presumed to be recoverable through future cash flows. If the Company does not continue as a going concern, further impairment charges may be necessary.

Other Operating Expenses

     Our other operating expenses decreased to $17.2 million in fiscal 2002, from $21.5 million in fiscal 2001. This decrease was primarily due to reduced idle plant costs at our nitrogen facilities as a result of our nitrogen plants operating at higher rates. Portions of our ammonia, urea and nitric acid production capacities were idled for various periods during 2002 and 2001, primarily due to the unfavorable relationship between product prices and natural gas costs.

Interest, Net

     Our net interest expense decreased to $27.9 million in fiscal 2002, from $28.7 million in fiscal 2001. This decrease was primarily the result of lower average interest rates under our revolving credit facility, partially offset by higher average debt balances and costs and lender fees associated with amending our revolving credit facility.

Settlement of Litigation

     During fiscal 2002, we settled the defamation action we filed against Terra International, Inc. ("Terra") in August 1995. We received $11.0 million from Terra's liability insurance carrier. Also in fiscal 2002, we received $4.4 million in net proceeds from the conclusion of litigation related to defective equipment purchased at our Yazoo City, Mississippi, nitrogen production facility. The problems with this equipment occurred during periods prior to fiscal 2002.

Other Income

     Other income decreased to $6.7 million in fiscal 2002, from $9.0 million in fiscal 2001. During both fiscal 2002 and 2001, other income included gains on the sale of non-core assets of $5.1 million and $6.7 million, respectively.

Income Tax Benefit

     Our income tax benefit decreased to $17.9 million from $29.6 million. These income tax benefits are primarily the result of our net losses. We do not provide for taxes on our permanently reinvested foreign earnings from our investment in Farmland MissChem, nor do we provide for tax benefits on our non-deductible goodwill amortization or losses on non-deductible goodwill impairment. Our estimated annual effective tax rate decreased to 12.9% from 23.7%.

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

     Net sales increased to $540.4 million in fiscal 2001 from $485.2 million in fiscal 2000. We incurred an operating loss of $46.8 million in fiscal 2001, before a non-cash impairment charge, compared to an operating loss of $19.6 million in fiscal 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2001 were $8.9 million before the non-cash impairment charge compared to $29.5 million for fiscal 2000.

     Fiscal 2001 was characterized by record high natural gas prices, which significantly increased U.S. nitrogen production costs. As a result, U.S. industry production was reduced by 23% during this fiscal year according to The Fertilizer Institute. Our nitrogen plants were down at various times in the year resulting in $18.5 million of idle plant costs. Moreover, lower U.S. production, combined with high product prices, precipitated an influx of imports from global suppliers who would not ordinarily find it commercially desirable to export to the United States. In the July 2000 to May 2001 time period, imports of solid urea and nitrogen solutions were up 60% and 150%, respectively.

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

Operating Income (Loss):
Nitrogen (1)	$ (86,416)	$ (15,828)
Phosphate	$ (17,436)	$ (5,541)
Potash	$ (2,876)	$ 4,037
Other	$ 1,575	$ (2,292)

Total	$(105,153)	$ (19,624)

     (1)  Fiscal 2001 nitrogen operating loss includes a non-cash impairment charge of $58.4 million related to a partial write-down of goodwill associated with our nitrogen production assets.

     Nitrogen.  During fiscal 2001, nitrogen sales increased 27% as compared to fiscal 2000. This increase was the result of a 51% increase in nitrogen sales prices partially offset by a 16% decrease in nitrogen sales volumes. The average sales price for ammonia, ammonium nitrate, urea and nitrogen solutions increased 46%, 31%, 55% and 79%, respectively. Industry-wide production curtailments due to unprecedented increases in natural gas prices during the winter created a perceived supply-demand imbalance that contributed to increased nitrogen prices. Prices for all products, however, reached high points during the winter and declined rapidly as the spring season progressed. Ammonium nitrate did not benefit as much from the supply/demand imbalance primarily because of heavy Ukrainian imports during the fall of calendar 2000. Nitrogen sales volumes decreased 16% during fiscal 2001 as a result of reduced inventory caused by curtailed production, wet weather conditions during the third fiscal quarter, and reduced demand and increased imports. Sales volumes for ammonia, ammonium nitrate, urea and nitrogen solutions decreased 6%, 19%, 15% and 32%, respectively.

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

     During fiscal 2001, Farmland MissChem had lower earnings than the prior year primarily because it received $3.4 million in insurance proceeds in the prior fiscal year for a business interruption claim arising from downtime that occurred in March and April of 1999. Our portion of the earnings from Farmland MissChem was $7.2 million in fiscal 2001, as compared to $10.3 million, without the business interruption claim, in fiscal 2000. During fiscal 2001, Farmland MissChem incurred higher gas costs because its gas contract ties the price of natural gas to the market price of ammonia, which increased during fiscal 2001. Additionally, Farmland MissChem's sales prices during fiscal 2001 were below prevailing market prices as a result of its product offtake agreements with us and our joint venturer, Farmland Industries, Inc. The agreements required Farmland MissChem to make sales to us at prices lower than market to recover amounts paid in excess of prevailing market prices in previous years as required by such agreements. Since the price we pay Farmland MissChem is determined by a formula that takes into account the prevailing market price and a floor price, there is no guarantee that we will pay below prevailing market prices in the future.

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

Loss on Goodwill Impairment

     During our fourth quarter of fiscal 2001, we took a non-cash impairment charge of $58.4 million related to a partial write-down of goodwill associated with our nitrogen production assets in Donaldsonville, Louisiana. The goodwill was recorded in connection with an acquisition made in December 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have a secured revolving credit facility (the "Harris Facility") with Harris Trust and Savings Bank and a syndicate of eleven commercial banks totaling $200.0 million. This Facility matures on November 25, 2002. It became a current liability on our balance sheet for financial reporting purposes in the quarter ended December 31, 2001. We are engaged in active negotiations with potential new lenders and our existing lenders as discussed under "Refinancing" below. We believe that we will be able to consummate a refinancing of the Harris Facility prior to its maturity, which would enable us to continue as a going concern. However, no assurance can be given that we will be able to obtain new financing in adequate amounts, and any such financing will likely contain terms, particularly interest rates and fees, not as favorable as the Harris Facility.

     The accompanying consolidated financial statements have been prepared on a going concern basis. The appropriateness of using the going concern basis is dependent upon the Company successfully refinancing its revolving credit facility prior to maturity.

     At June 30, 2002, we had cash and cash equivalents of $2.0 million compared to $11.8 million at June 30, 2001, a decrease of approximately $9.8 million. At June 30, 2001, our cash and cash equivalents had increased to $11.8 million from $2.2 million at June 30, 2000, an increase of $9.6 million.

Operating Activities

     Our net cash provided by operating activities was $53.7 million in fiscal 2002 and included a $26.4 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002, and an $11.0 million settlement related to the defamation action we filed against Terra International, Inc. in August 1995. Also included in fiscal 2002 operating activities was $4.4 million in net proceeds from the conclusion of litigation related to defective equipment purchased at our Yazoo City, Mississippi, nitrogen production facility. The problems with this equipment occurred during periods prior to fiscal 2002. Our net cash used in operating activities was $48.2 million in fiscal 2001 and $6.3 million in fiscal 2000.

Investing Activities

     Our net cash used in investing activities was $1.6 million in fiscal 2002 and included $12.4 million in capital expenditures that were for normal improvements and modifications to our facilities that were necessary for safe and efficient operations. These expenditures were partially offset by $8.0 million in proceeds from the sale of non-core assets and $2.8 million primarily related to the collection of a note for the sale of non-core real estate. Our net cash provided by investing activities was $2.7 million in fiscal 2001 and included $16.8 million in proceeds from the sale of non-core assets. These proceeds were partially offset by $15.4 million in capital expenditures that were for normal improvements and modifications to our facilities. Our net cash used in investing activities was $12.5 million for fiscal 2000 and included capital expenditures of $21.0 million.

Financing Activities.

     Our net cash used in financing activities was $62.0 million in fiscal 2002, which reflected the excess of debt payments over our borrowings. The $11.0 million cash settlement from the Terra lawsuit, plus the receipt of $26.4 million from a refund of previously paid federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002, contributed to our debt reduction. Our net cash provided by financing activities was $55.1 million in fiscal 2001 and $19.4 million in fiscal 2000, which means in each of those years we borrowed more money than we repaid. During fiscal 2001, amounts provided by financing activities included $55.9 million in net proceeds from borrowings, partially offset by $784,000 paid in cash dividends. During fiscal 2000, amounts provided by financing activities included $24.4 million in net proceeds from borrowings. These amounts were partially offset by $5.0 million paid in cash dividends.

     The Harris Facility. The Harris Facility has a five-year term and matures on November 25, 2002. The Harris Facility bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. Our weighted average interest rate was 5.34% at June 30, 2002. We had letters of credit outstanding at June 30, 2002, in the amount of approximately $1.3 million that lowered our availability under the Harris Facility, and borrowings outstanding in the amount of approximately $110.2 million. Based on our borrowing base calculation as of June 30, 2002, we had approximately $73.6 million available under the Harris Facility.

     On August 15, 2001, new financial covenants were established as of June 30, 2001, and for the remaining life of the Harris Facility. The covenants were established in a two-tier format. Both tiers require us to maintain financial covenants such as (1) a certain debt-to-capitalization ratio; (2) a certain minimum tangible net worth; and (3) a certain minimum fiscal year-to-date earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined under the Harris Facility. The tier one covenants also require us to maintain a certain ratio of one-to-one or better of EBITDA to interest expense.

     Failure to meet a tier one covenant does not constitute an event of default under the Harris Facility. Rather, the failure of a tier one covenant activates the tier two covenants contained in the Harris Facility. The tier two covenants will reduce the availability under the Harris Facility by $50.0 million at the end of the second fiscal quarter after the fiscal quarter in which the tier two covenants become effective. Amounts outstanding under the Harris Facility are subject to a requirement that the total amount outstanding under the Harris Facility not exceed a certain asset value calculation. The Harris Facility also prohibits the repurchase of our outstanding shares and the payment of dividends, and also establishes maximum levels of capital expenditures by year. At June 30, 2002, we were in compliance with all covenants, as amended; however, the tier two covenants became effective as a result of the failure to meet the tier one debt-to-capitalization covenant.

     Refinancing. We are currently in negotiations to refinance the Harris Facility. We have accepted a financing proposal for a secured revolving credit facility from a new lender, which will refinance a portion of the Harris Facility (the "New Revolving Credit Facility"). The New Revolving Credit Facility would provide for maximum borrowings limited to a defined borrowing base, subject to certain reserves. The terms of the New Revolving Credit Facility are subject to change prior to consummation of the New Revolving Credit Facility. The New Revolving Credit Facility would contain financial covenants, representations, warranties, affirmative and negative covenants, and events of default that are customary for revolving credit facilities of this type. The proposal for the New Revolving Credit Facility does not constitute a lending commitment and is subject to various conditions, including completion of satisfactory due diligence and preparation and execution of definitive agreements as well as a term loan refinancing of the remainder of the Harris Facility satisfactory to the new lender. Thus, there is no assurance that we will be able to consummate the New Revolving Credit Facility.

     We are also currently negotiating financing proposals regarding a secured term loan ("the New Term Loan", and together with the New Revolving Credit Facility, the "Replacement Financing"). We expect the New Term Loan to contain terms less favorable than the Harris Facility and our borrowing costs to increase significantly under the New Term Loan. The New Term Loan would also be conditioned on the consummation of the New Revolving Credit Facility on terms satisfactory to the New Term Loan Lenders. There is no assurance that we will be able to consummate the New Term Loan.

     The Industrial Revenue Bonds. In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds, the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The bonds issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The bonds may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation.

     The Senior Notes. On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a $300.0 million shelf registration statement filed with the Securities and Exchange Commission. Semiannual interest payments of approximately $7.3 million are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. We were in compliance with the terms and conditions related to the Senior Notes as of June 30, 2002. If we are unsuccessful in refinancing the Harris Facility, a cross-default will result on the Senior Notes.

     The Farmland Bankruptcy. On May 31, 2002, our joint venture partner at Farmland MissChem, Farmland Industries, Inc. ("FII"), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri ("Bankruptcy Court"). This filing and FII's default under its offtake agreement with Farmland MissChem are events of default under Farmland MissChem's loan agreement with Eximbank. Accordingly, Eximbank may demand immediate payment of all or any portion of the principal amount of its loan with Farmland MissChem. Because of this default, at June 30, 2002, the total loan obligation to Eximbank has been reclassified as a current liability on Farmland MissChem's balance sheet as of June 30, 2002. FII is continuing to purchase and pay for ammonia shipped under the offtake agreement after its bankruptcy filing. FII is approximately $5.0 million in arrears to Farmland MissChem under the offtake agreement. As of the date of this filing, Eximbank has not demanded immediate payment of the loan. Farmland MissChem is continuing to repay the loan obligation with Eximbank based on the original repayment schedule. We believe that FII's equity interest in Farmland MissChem represents a valuable asset to FII and, therefore, we expect FII to cure all defaults under the offtake agreement as stated in a pending FII motion to the Bankruptcy Court.

     Liquidity. Based on natural gas and product market prices as of the date of this filing, and our current natural gas hedge positions, we believe that our existing cash, cash generated from operations, the $14.9 million refund of federal taxes received in August 2002, pursuant to the Job Creation and Workforce Assistance Act of 2002, and cash available under the Replacement Financing (if it is consummated) should be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2003. Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations. We estimate our capital expenditure requirements for fiscal 2003 to be approximately $20-25 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations. Also, our insurance costs for fiscal 2003 increased approximately 68% to $8.9 million. We believe these requirements can be funded with cash generated from operations, the refund of federal taxes discussed above, and borrowings under the Replacement Financing (if it is consummated). We believe we can complete the Replacement Financing by mid-November, but there can be no assurance that we will consummate the Replacement Financing. Unless we are able to obtain an extension of the Harris Facility by our existing lenders, the failure to consummate the Replacement Financing would have a material adverse effect on our financial condition and results of operations.

OUTLOOK

     The spring season of fiscal 2002 showed improvement over the conditions we faced during the spring season of fiscal 2001. During 2001, farmers reduced consumption due to poor weather conditions and low farm commodity prices, which negatively affected fertilizer demand. During 2002, farmers planted more acres and increased fertilizer application rates for nitrogen, phosphates and potash in the United States. Moving into fiscal 2003, there are even more positive factors in the agricultural outlook. Nitrogen product inventory at the producer level as of August 2002 is down 22% from levels experienced last year, according to The Fertilizer Institute, an industry trade group. Going into the fall of 2001, there was a surplus of inventory that negatively affected pricing in our primary trade area throughout fiscal 2002. The relief provided in our successful action against unfairly traded ammonium nitrate from Ukraine, and the successful preliminary decision of the International Trade Commission ("ITC") in our effort to seek relief from unfairly traded nitrogen solutions from Russia, Ukraine, and Belarus (as described in more detail below in this "Outlook" section), may help to minimize the market impact of these unfairly priced imports in fiscal 2003. Projections for production of corn from this year's crop have dropped to 7-year lows in the United States according to the September 2002 USDA Crop Production report. This low production level will also result in ending stocks to use ratio both inside and outside the United States being pulled down to one of the lowest levels in the last 20 years. These conditions have been reflected in the futures market, where grain prices have strengthened. These factors, combined with a better economic outlook for the farming community, in part because of the passage in spring 2002 of the Farm Security and Rural Investment Act of 2002, have resulted in stronger agricultural fundamentals than have existed over the last three years. Even with this positive outlook, the volatility in natural gas prices is still prevalent. As we move into the fall and winter of fiscal 2003, weather, oil prices and the U.S. economic recovery are among the most important fundamental factors in determining demand for natural gas. Increases in natural gas continue to occur despite the fact that gas inventories remain high by historical standards. To maximize results in the current environment, we continue to determine operating levels for our plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. We continue to believe that world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online.

     On April 19, 2002, the Nitrogen Solutions Fair Trade Committee (the "Committee"), a coalition of U.S. producers of nitrogen solutions consisting of Mississippi Chemical Corporation, Terra Industries Inc., and CF Industries, Inc., filed an antidumping petition against nitrogen solutions from Belarus, Lithuania, the Russian Federation, and Ukraine. The Committee filed the antidumping petition with the ITC and the U.S. Department of Commerce (the "DOC") after developing facts that led the Committee to believe that nitrogen solutions from these four countries is being sold in the United States at unfairly low prices and is materially injuring the domestic nitrogen solutions industry. On June 3, 2002, the ITC determined that there is a reasonable indication that the nitrogen solutions industry is materially injured by reason of imports of nitrogen solutions from Belarus, Russia, and Ukraine that are allegedly sold in the United States at less than fair value. The ITC found that the imports of these products from Lithuania are negligible, which ended the investigation regarding that country. On September 27, 2002, the DOC announced its preliminary finding that nitrogen solutions from Belarus, Russia and Ukraine have been dumped in the United States at prices that are approximately 190%, 139%-234%, and 194%, respectively, below fair value. As a result of the DOC's preliminary affirmative determination, the U.S. Customs Service will require importers of nitrogen solutions from Belarus, Russia, and Ukraine to pay cash deposits or post bonds in amounts equal to the foregoing respective percentage amounts of the customs value of the merchandise as declared by the importer. The DOC is currently scheduled to make a final determination by December 10, 2002. The ITC is currently scheduled to make a final determination by January 24, 2003, as to whether imports from Belarus, Russia, and Ukraine cause or threaten to cause material injury to the U.S. nitrogen solutions industry. A final antidumping order covering all nitrogen solutions imports from these three countries will be issued if the DOC and the ITC make final affirmative determinations.

     The majority of our DAP is sold into export markets by PhosChem. We anticipate DAP fundamentals to remain positive as China continues to increase its imports of DAP. China's DAP imports, however, could be reduced if a recent proposal is enacted that would limit cadmium on fertilizer sold in 2003. This limitation could represent a potential non-tariff trade barrier for U.S. DAP exporters; however, the seriousness of this proposal and its actual impact on us cannot be determined at this time. In the long-term, the accession of China to the World Trade Organization should be positive for the DAP industry.

     The success of our potash segment will depend primarily on increases of currently low potash sales prices and the continued improvement of ore grades mined.

     Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

     Except for the historical statements and discussion contained herein, statements set forth in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable terminology. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas market, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U. S. government policies, weather, and changes in agricultural production methods, (iv) our ability to refinance or extend our current revolving credit facility and the increased costs and covenant restrictions that will be associated with a refinancing or extension, (v) the availability and cost of capital as well as covenant restrictions under our existing loan agreements, (vi) possible unscheduled plant outages and other operating difficulties, (vii) price competition and capacity expansions and reductions from both domestic and international competitors, (viii) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (ix) the relative unpredictability of international and local economic conditions, (x) the relative value of the U.S. dollar, (xi) regulations regarding the environment and the sale and transportation of fertilizer products, (xii) war in the Middle East, (xiii) the continuing efficacy of unfair trade remedies, and the outcome of pending unfair trade remedy (antidumping) cases, and (xiv) other important factors affecting the fertilizer industry and us as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in this Annual Report on Form 10-K.

ITEM 7A.  MARKET RISK

     Overview. We are exposed to changes in natural gas prices and interest rates. For more information about how we manage specific risk exposures, see "Critical Accounting Policies - Hedging Activities" in Item 7 of this Annual Report on Form 10-K, and Note 12 - Hedging Activities and Note 5 - Credit Agreements and Long-Term Debt in our Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

     Natural Gas. To manage our natural gas price risks, we enter into derivative transactions as the opportunity arises. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments that mature at various dates. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices.

     We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At June 30, 2002, the fair value of open positions was calculated by valuing each position using fiscal year end quoted market prices on the NYMEX or valuations determined by our counterparties. We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of open positions by approximately $2.3 million at June 30, 2002. Changes in the fair value of such derivative instruments have a high correlation to changes in the spot price of natural gas purchased, which prices are affected by a variety of factors such as weather conditions, oil prices, industrial production levels, and the state of the U.S. economy.

     Interest Rates. The table below provides information, as of June 30, about our financial instruments that are sensitive to changes in interest rates.

(Dollars in thousands)
	Maturity Date (1)			Fair Value
	2003	Thereafter	Total	2002	2001

Variable rate debt
Principal amount (2)	$110,172	-	$110,172	$110,172	$172,123
Average interest rate (3)	5.34%	-	5.34%

(1)     The Harris Facility matures November 25, 2002.
(2)     The Harris Facility has variable interest rates and, therefore, the balances are representative of fair value.
(3)     The average interest rate was based on June 30, 2002, variable rates. Actual rates could differ.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and
   Shareholders of
   Mississippi Chemical Corporation:

We have audited the accompanying consolidated balance sheet of Mississippi Chemical Corporation and subsidiaries as of June 30, 2002, and the related consolidated statement of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Mississippi Chemical Corporation and subsidiaries, as of June 30, 2001 and 2000 and for the years then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 28, 2001. We did not audit the financial statements of Farmland MissChem Limited, an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in Farmland MissChem Limited represents 15.7 percent of total assets as of June 30, 2002. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Farmland MissChem Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mississippi Chemical Corporation and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements, as of June 30, 2002, have been prepared assuming that Mississippi Chemical Corporation and subsidiaries will continue as a going concern. As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company has $110.2 million due on November 25, 2002, under a revolving credit facility. Also, the Company incurred a net loss of $121.2 million for the fiscal year ended June 30, 2002. The Company's current inability to repay the amount due on November 25, 2002, and its continued operating losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

August 9, 2002

Mississippi Chemical Corporation
and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amount)	June 30
Assets	2002	2001
Current assets:
Cash and cash equivalents	$ 1,989	$ 11,797
Accounts receivable (less allowances of $2,160 and $2,305)	46,384	51,692
Inventories	66,746	87,112
Income tax receivable	14,971	2,504
Prepaid expenses and other current assets	3,784	2,364
Deferred income taxes	1,394	7,280
Total current assets	135,268	162,749

Investments in affiliates	106,972	96,064
Other assets	7,071	6,304
Property, plant and equipment, at cost, less accumulated depreciation, depletion and amortization	380,974	410,292
Goodwill, net of accumulated amortization	-	104,198
	$630,285	$779,607

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within one year	$110,172	$ -
Accounts payable	35,948	38,167
Accrued liabilities	11,129	10,797
Total current liabilities	157,249	48,964
Long-term debt	214,215	386,285
Other long-term liabilities and deferred credits	12,540	10,922
Deferred income taxes	66,805	43,679
Commitments and contingencies (Notes 3, 5, 9, 12, 18, 19 and 20)
Shareholders' equity:
Common stock ($.01 par; authorized 100,000,000 shares; issued 27,975,936)	280	280
Additional paid-in capital	305,901	305,901
Retained earnings (deficit)	(102,577)	18,963
Accumulated other comprehensive income (loss)	4,983	(5,808)
Treasury stock, at cost (1,809,026 shares)	(29,111)	(29,579)
Total shareholders' equity	179,476	289,757

	$630,285	$779,607

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation
and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share data)	Years Ended June 30
	2002	2001	2000
Revenues:
Net sales	$451,294	$540,401	$485,199

Operating expenses:
Cost of products sold	437,530	534,223	465,692
Selling, general and administrative	28,509	31,390	34,386
Loss on goodwill impairment (Note 13)	101,263	58,398	-
Other	17,234	21,543	4,745
	584,536	645,554	504,823

Operating loss	(133,242)	(105,153)	(19,624)

Other (expense) income:
Interest, net	(27,886)	(28,699)	(27,053)
Settlement of litigation	15,363	-	-
Other	6,651	8,978	1,997

Loss before income taxes	(139,114)	(124,874)	(44,680)

Income tax benefit	(17,918)	(29,625)	(21,016)

Net loss	$(121,196)	$ (95,249)	$ (23,664)

Loss per share - basic and diluted	$ (4.64)	$ (3.64)	$ (0.91)

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation
and Subsidiaries
Consolidated Statements of Shareholders' Equity

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balances, June 30, 1999	$ 280	$ 305,901	$143,626	$ -	$(29,579)	$ 420,228
Comprehensive loss:
Net loss	-	-	(23,664)	-	-	(23,664)

Comprehensive loss	-	-	(23,664)	-	-	(23,664)

Cash dividends paid ($0.19 per share)	-	-	(4,966)	-	-	(4,966)

Balances, June 30, 2000	280	305,901	114,996	-	(29,579)	391,598
Comprehensive loss:
Cumulative net unrealized gain on hedges, net of tax of $2,482	-	-	-	4,149	-	4,149
Net loss	-	-	(95,249)	-	-	(95,249)
Net change in unrealized gain on hedges, net of tax benefit of $5,966	-	-	-	(9,957)	-	(9,957)

Comprehensive loss	-	-	(95,249)	(5,808)	-	(101,057)

Cash dividends paid ($0.03 per share)	-	-	(784)	-	-	(784)

Balances, June 30, 2001	280	305,901	18,963	(5,808)	(29,579)	289,757
Comprehensive loss:
Net loss	-	-	(121,196)	-	-	(121,196)
Net change in unrealized loss on hedges, net of tax expense of $6,474	-	-	-	10,791	-	10,791

Comprehensive loss	-	-	(121,196)	10,791	-	(110,405)

Treasury stock, net	-	-	(344)	-	468	124

Balances, June 30, 2002	$ 280	$305,901	$(102,577)	$ 4,983	$(29,111)	$179,476

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation
and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended June 30
	2002	2001	2000
Cash flows from operating activities:
Net loss	$ (121,196)	$ (95,249)	$ (23,664)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net change in operating assets and liabilities	16,956	(14,096)	(2,302)
Loss on goodwill impairment	101,263	58,398	-
Depreciation, depletion and amortization	44,743	46,656	47,113
Change in deferred loss on hedging activities, net of tax	4,780	(1,902)	-
Equity earnings in unconsolidated affiliates	(12,769)	(8,167)	(12,848)
Deferred income taxes	(1,040)	(31,089)	(15,437)
Refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002	26,446	-	-
Other	(5,483)	(2,755)	792

Net cash provided by (used in) operating activities	53,700	(48,204)	(6,346)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,401)	(15,369)	(20,965)
Proceeds from sale of assets	8,043	16,788	1,613
Other	2,800	1,250	6,809

Net cash (used in) provided by investing activities	(1,558)	2,669	(12,543)

Cash flows from financing activities:
Debt proceeds	224,395	433,316	381,117
Debt payments	(286,345)	(377,390)	(356,720)
Cash dividends paid	-	(784)	(4,966)

Net cash (used in) provided by financing activities	(61,950)	55,142	19,431

Net (decrease) increase in cash and cash equivalents	(9,808)	9,607	542

Cash and cash equivalents - beginning of period	11,797	2,190	1,648

Cash and cash equivalents - end of period	$ 1,989	$ 11,797	$ 2,190

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Financial Statements

The accompanying consolidated financial statements include the accounts of Mississippi Chemical Corporation and its subsidiaries (collectively, the "Company"), and have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon the Company refinancing its current revolving credit facility (Note 5). Although the Company incurred a net loss of $121,196,000, after a non-cash impairment charge of $101,263,000, management believes that if the refinancing of the revolving credit facility is successfully implemented, it will have sufficient liquidity to operate as a going concern. Management also believes that the Company will generate cash flow from operations in fiscal 2003. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All material intercompany transactions and balances have been eliminated.

The Company produces and supplies a full product line of chemicals, including nitrogen, phosphate and potash, which are used primarily as fertilizers and for a broad range of industrial applications. The Company's principal nitrogen products include ammonia, fertilizer-grade ammonium nitrate, urea/ammonium nitrate ("UAN") solutions, urea and nitric acid. The Company currently produces nitrogen products at its production facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana, and produces ammonia at its 50-50 joint venture in The Republic of Trinidad and Tobago. The Company distributes its nitrogen products to agricultural and industrial users primarily in the southern region of the United States. The Company produces diammonium phosphate ("DAP") at its facility in Pascagoula, Mississippi, and exports the majority of its production through the Phosphate Chemicals Export Association, Inc. ("PhosChem"). The Company's mines and related facilities near Carlsbad, New Mexico, produce the Company's potash products. The majority of the Company's agricultural potash sales are in domestic markets in the southern and western regions of the United States. In addition, the Company produces several grades of potash that are purchased as a raw material by industrial users.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost has been determined under a moving average cost method.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investments in Affiliates

The Company's investments in affiliates primarily consist of an investment in a 50-50 ammonia production joint venture, Farmland MissChem Limited ("Farmland MissChem"), with Farmland Industries, Inc. (see Note 3). The Company has a separate 50-50 joint venture with Farmland Industries, Inc. that is responsible for the transportation of the ammonia produced at Farmland MissChem. In addition, the Company also has a 50% interest in an ammonia storage terminal in Pasadena, Texas.

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

Buildings	5-45 years
Machinery and equipment	1-39 years

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

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired by the Company in its December 1996 acquisition of the fertilizer operations of First Mississippi Corporation. Goodwill is amortized on a straight-line basis over 40 years (Note 13).

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Impairment of Long-Lived Assets

As prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company uses the undiscounted cash flow approach to assess the recoverability of long-lived assets related to its nitrogen, phosphate and potash operations. This evaluation is made whenever events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable. Estimated cash flows are determined by disaggregating the Company's business segments to the lowest organizational level for which meaningful identifiable cash flows can be determined. An asset is considered impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value. In those instances, the amount impaired is recorded as a component of the Company's results of operations (Note 13).

Revenue Recognition

Revenue is recognized by the Company upon the transfer of title to the customer, which is generally at the time product is shipped.

Hedging Activities

The Company enters into derivative transactions to protect future production costs against price fluctuations of natural gas, which is the primary raw material in nitrogen production. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments related to the price of natural gas. Gains and losses on the derivative transactions that are designated and effective as hedges are deferred and recognized at the time the related inventory is sold as an increase or decrease in the purchase cost of the related natural gas. The Company accounts for its hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and records the fair value of these instruments on its consolidated balance sheet as a component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." At certain times, the Company determines that it is not economical to operate its nitrogen production facilities because of the unfavorable relationship between nitrogen product prices and the price of natural gas. When this occurs, the quantity of natural gas the Company purchases may be less than the quantity hedged, and therefore, the Company undesignates the differential amount and recognizes the ineffective portion immediately in its consolidated statement of operations.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and income tax basis of assets and liabilities using existing tax rates.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." It addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is required to adopt and apply the provisions of this statement on July 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt and apply the provisions of this Statement on July 1, 2002. The Company anticipates recording the present value of estimated future closure costs as an asset and a liability on its consolidated balance sheet. The asset will be depreciated over the useful lives of the assets to be retired. The liability will be accreted based on the effective interest method and the useful lives of the related assets. Periodic adjustments will be made to the estimated costs of closure as needed, and the respective asset and liability balances will be adjusted on the Company's consolidated balance sheet.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt and apply the provisions of this Statement on July 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on our financial statements has not yet been determined.

NOTE 2 - INVENTORIES:

Inventories consisted of the following:

(Dollars in thousands)	June 30
	2002	2001
Finished products	$ 25,865	$ 44,502
Raw materials and supplies	6,120	6,230
Replacement parts	34,761	36,380

	$ 66,746	$ 87,112

NOTE 3 - INVESTMENT IN FARMLAND MISSCHEM LIMITED:

The Company's 50-50 joint venture, Farmland MissChem, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. The plant was placed in service in late July 1998. The Company has a contractual obligation to purchase one-half of the ammonia, approximately 350,000 short tons per year, produced by Farmland MissChem. The Company uses its portion of the production from the joint venture as a raw material for upgrading into finished fertilizer products at its existing facilities and for sales into world markets. The Company is accounting for its investment in Farmland MissChem using the equity method. These equity earnings are reflected in the Company's consolidated statements of income as a reduction in cost of products sold. At June 30, 2002, the Company's investment in Farmland MissChem was $99,114,000 and included $5,802,000 of capitalized interest. At June 30, 2001, the Company's investment in Farmland MissChem was $87,489,000 and included $6,163,000 of capitalized interest. Capitalized interest is being amortized over a 20-year period and represents a basis difference in the Company's investment reflected in its consolidated financial statements and its 50% equity reflected in Farmland MissChem's financial statements. On May 31, 2002, the Company's joint venture partner, Farmland Industries, Inc. ("FII"), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri ("Bankruptcy Court"). This filing and FII's default under its offtake agreement with Farmland MissChem caused a default on Farmland MissChem's loan with Eximbank. Farmland MissChem's loan with Eximbank is a non-recourse loan and is not guaranteed by the joint venture partners. In the event of default, Eximbank may demand immediate payment of all or any portion of the principal amount of its loan with Farmland MissChem. Because of this default, at June 30, 2002, the total loan obligation to Eximbank has been reclassified as a current liability on Farmland MissChem's balance sheet. FII is in arrears to Farmland MissChem under the offtake agreement in the amount of approximately $5,000,000. As of the date of this filing, Eximbank has not demanded immediate payment of the debt. Farmland MissChem is continuing to repay the loan obligation with Eximbank based on the original repayment schedule. We believe that FII's 50% equity interest in Farmland MissChem represents a valuable asset to FII and, therefore, we expect FII to cure all defaults under the offtake agreement as stated in a pending FII motion to the Bankruptcy Court. Farmland MissChem's financial position as of June 30, 2002 and 2001, and its results of operations for the fiscal years ended June 30, 2002, 2001 and 2000, are summarized as follows:

NOTE 3 - INVESTMENT IN FARMLAND MISSCHEM LIMITED (Continued):

Summarized Balance Sheet Information:

(Dollars in thousands)	June 30
	2002	2001
Current assets	$ 67,620	$ 55,280
Non-current assets	268,778	281,143
Current liabilities	149,773	31,477
Non-current liabilities	-	142,293
Stockholders' equity	186,625	162,653

Summarized Statement of Income Information:

(Dollars in thousands)	Years Ended June 30
	2002	2001	2000
Revenues	$ 77,941	$ 76,027	$ 79,687
Operating income	29,964	20,360	29,470
Income from continuing operations before cumulative effect of change in accounting principle	23,972	13,248	27,323
Net income	23,972	14,462	27,323

During fiscal 2001, Farmland MissChem changed its accounting policy related to future major maintenance expenditures on its plant. In the past, these expenditures were accrued, but are now expensed as incurred.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

(Dollars in thousands)	June 30
	2002	2001
Mineral properties	$ 42,712	$ 42,492
Land and land improvements	23,542	23,701
Buildings	50,929	51,342
Machinery and equipment	719,793	718,108
Construction in progress	3,821	5,437

	840,797	841,080
Less accumulated depreciation, depletion and amortization
	(459,823)	(430,788)

	$ 380,974	$ 410,292

NOTE 5 - CREDIT AGREEMENTS AND LONG-TERM DEBT:

The Company has a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of eleven other commercial banks totaling $200,000,000 (the "Harris Facility"). This Facility has a five-year term and matures on November 25, 2002. The Facility bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. Our weighted average interest rate was 5.34% at June 30, 2002. The Company had letters of credit outstanding at June 30, 2002, in the amount of $1,250,000 that lower the Company's availability under the Facility, and borrowings outstanding in the amount of $110,172,000. Based on the Company's borrowing base calculation as of June 30, 2002, the Company had $73,602,000 available under the Facility.

On August 15, 2001, new financial covenants were established as of June 30, 2001, and for the remaining life of the Facility. The covenants were established in a two-tier format. Both tiers require the Company to maintain financial covenants such as (1) a certain debt-to-capitalization ratio; (2) a certain minimum tangible net worth; and (3) a certain minimum fiscal year-to-date earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined under the Facility. The tier one covenants also require the Company to maintain a certain ratio of one-to-one or better of EBITDA to interest expense.

Failure to meet a tier one covenant does not constitute an event of default under the Harris Facility. Rather, the failure of a tier one covenant activates the tier two covenants contained in the Harris Facility. The tier two covenants will reduce the availability under the Harris Facility by $50,000,000 at the end of the second fiscal quarter after the fiscal quarter in which the tier two covenants become effective. Amounts outstanding under the Facility are subject to a requirement that the total amount outstanding under the Facility not exceed a certain asset value calculation. The Harris Facility also prohibits the repurchase of the Company's outstanding shares and the payment of dividends, and also establishes maximum levels of capital expenditures by year. At June 30, 2002, the Company was in compliance with all covenants, as amended; however, the tier two covenants became effective as a result of the failure to meet the tier one debt-to-capitalization covenant.

The Company is currently in negotiations to refinance the Harris Facility. The Company has accepted a financing proposal for a secured revolving credit facility from a new lender, which will refinance a portion of the Harris Facility (the "New Revolving Credit Facility"). The New Revolving Credit Facility would provide for maximum borrowings limited to a defined borrowing base, subject to certain reserves. The terms of the New Revolving Credit Facility are subject to change prior to consummation of the New Revolving Credit Facility. The New Revolving Credit Facility would contain financial covenants, representations, warranties, affirmative and negative components, and events of default that are customary for revolving credit facilities of this type. The proposal for the New Revolving Credit Facility does not constitute a lending commitment and is subject to various conditions, including completion of satisfactory due diligence and preparation and execution of definitive agreements as well as a term loan refinancing of the remainder of the Harris Facility satisfactory to the new lender. Thus, there is no assurance that the Company will be able to consummate the New Revolving Credit Facility.

The Company is also currently negotiating financing proposals regarding a secured term loan (the "New Term Loan", and together with the New Revolving Credit Facility, the "Replacement Financing"). The Company expects the New Term Loan to contain terms less favorable than the Harris Facility and the Company's borrowing costs to increase significantly under the New Term Loan. The New Term Loan would also be conditioned on the consummation of the New Revolving Credit Facility on terms satisfactory to the New Term Loan Lenders. There is no assurance that we will be able to consummate the New Term Loan.

NOTE 5 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued):

On November 25, 1997, the Company issued $200,000,000 of 7.25% Senior Notes due November 15, 2017, pursuant to a $300,000,000 shelf registration statement filed with the Securities and Exchange Commission. Semiannual interest payments of approximately $7,250,000 are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Harris Facility. The Company was in compliance with the terms and conditions related to the Senior Notes as of June 30, 2002. In the event the Company is unsuccessful in refinancing the Harris Facility, a cross-default will result on the Senior Notes.

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

Long-term debt consisted of the following:

(Dollars in thousands)	June 30
	2002	2001
Revolving credit facility - (2002 - 5.34%; 2001 - 6.81%)	$ 110,172	$ 172,123
Senior Notes, net of unamortized discount of $285 and $338 (7.25%)	199,715	199,662
Industrial revenue bonds (5.80%)	14,500	14,500
	324,387	386,285
Long-term debt due within one year	(110,172)	-

	$ 214,215	$ 386,285

The estimated fair value of the Company's long-term debt at June 30, 2002 and 2001 was $95,878,000 and $310,914,000, respectively. The estimated fair value for the Company's Senior Notes was computed using estimated trading price information from an independent market-maker for our Senior Notes. The estimated fair value for the 1998 IRBs was computed using the effective yield on state and local bonds as quoted by the Federal Reserve. The Company's revolving credit facilities carried variable interest rates and, therefore, the carrying amount at June 30, 2001 approximated fair value.

NOTE 6 - ACCRUED AND OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:

Accrued liabilities consisted of the following:

(Dollars in thousands)	June 30
	2002	2001

Accrued vacation	$ 4,708	$ 4,511
Accrued interest	2,449	2,415
Accrued taxes	2,560	2,685
Other	1,412	1,186

	$ 11,129	$ 10,797

Other long-term liabilities and deferred credits consisted of the following:

(Dollars in thousands)	June 30
	2002	2001

Accrual for closure costs	$ 11,139	$ 9,074
Other	1,401	1,848

	$ 12,540	$ 10,922

Other long-term liabilities include amounts accrued to satisfy estimated closure costs of the Company's West phosphogypsum disposal facility located at Pascagoula, Mississippi, and the Company's potash mining facilities located in Carlsbad, New Mexico. These closure costs are recognized over the anticipated life of the related facilities and have been recorded as a component of operating expenses. The Company's closure plans for its potash facilities have been approved by the U.S. Department of the Interior-Bureau of Land Management ("BLM"). However, the Company is still negotiating a financial assurance mechanism with the BLM. The Company has received approval from the Mississippi Department of Environmental Quality and anticipates beginning closure of its West phosphogypsum disposal facility in the second half of fiscal 2003.

NOTE 7 - SHAREHOLDERS' EQUITY:

At June 30, 2002, the Company had 100,000,000 authorized shares of common stock at a par value of $.01.

Common stock issued and outstanding consisted of the following:

(Shares in thousands)	Common Stock

Shares outstanding, June 30, 1999, 2000 and 2001	26,132
Shares issued	35

Shares outstanding, June 30, 2002	26,167

NOTE 7 - SHAREHOLDERS' EQUITY (Continued):

The Company's Articles of Incorporation authorize the Board of Directors, at its discretion, to issue up to 500,000 shares of Preferred Stock, par value $.01 per share. The stock is issuable in classes or series that may vary as to certain rights and preferences. As of June 30, 2002, none of these shares were outstanding.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. The components of comprehensive income (loss) that relate to the Company are net income or loss and unrealized gains or losses on natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130, "Reporting Comprehensive Income," are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive income (loss) during the year ended June 30, 2002, are included below:

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount

Net unrealized loss on natural gas hedging activities
at June 30, 2000	$ -	$ -	$ -

Cumulative net unrealized gain on hedges	6,631	(2,482)	4,149
Net unrealized gain arising during period	9,823	(3,689)	6,134
Reclassification adjustment for net gains
realized in net income	(25,746)	9,655	(16,091)

Net unrealized loss on natural gas hedging activities at June 30, 2001	(9,292)	3,484	(5,808)

Net unrealized gain arising during period	2,014	(755)	1,259
Reclassification adjustment for net losses realized in net income	15,251	(5,719)	9,532

Net unrealized gain on natural gas hedging activities at June 30, 2002	$ 7,973	$ (2,990)	$ 4,983

NOTE 9 - STOCK OPTIONS:

The Company maintains a stock incentive plan for certain officers and key employees and a stock option plan for non-employee directors of the Company. Both plans have been approved by the Company's shareholders. Options may be granted under the provisions of the Company's plans to purchase common stock of the Company at a price not less than the "fair market value" (average closing price on the New York Stock Exchange for the twenty days immediately preceding the date of grant) on the date of grant. Stock options for officers and key employees are exercisable six months from the date of grant. Stock options for non-employee directors become exercisable in installments beginning one year after the date of grant and become fully exercisable six years after the date of grant. All options expire 10 years from the date of grant. At June 30, 2002, exercisable options were 1,965,185, with a weighted average exercise price of $12.04. At June 30, 2001 and 2000, exercisable options were 1,513,185 and 1,101,614, respectively. There were 1,746,324 shares available for option plan grants at June 30, 2002. The summary of stock option activity is shown below:

	Options Outstanding	Weighted Average Exercise Price

June 30, 1999	975,214	$ 19.37
Stock options granted	423,000	$ 9.87

June 30, 2000	1,398,214	$ 16.50
Stock options granted	247,000	$ 4.00
Stock options expired	(47,129)	$ 20.13

June 30, 2001	1,598,085	$ 14.46
Stock options granted	464,500	$ 3.52
Stock options expired	(21,000)	$ 21.40

June 30, 2002	2,041,585	$ 11.90

The following table summarizes information about stock options outstanding at June 30, 2002:

		Total Options Outstanding Exercisable Options Outstanding
Exercise Price Range	Weighted Average Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$ 3.52 - $ 9.87	8.0 Years	1,134,500	$ 5.99	1,073,300	$ 6.04
$15.00 - $16.44	4.4	372,885	$ 15.75	362,485	$ 15.74
$18.22 - $21.00	4.7	361,796	$ 20.55	356,996	$ 20.55
$23.96	3.4	172,404	$ 23.96	172,404	$ 23.96

During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires companies to estimate the fair value of stock options on the date of grant. Under SFAS No. 123, the Company is required to record the estimated fair value of stock options issued as compensation expense in its consolidated statements of income over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying notes to its consolidated financial statements. The determination of fair value is only required for stock options issued beginning in fiscal 1996. In adopting SFAS No. 123, the Company decided to continue to follow the accounting methodologies as prescribed by APB Opinion No. 25.

NOTE 9 - STOCK OPTIONS (Continued):

The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:

(Dollars in thousands, except per share data)	June 30
	2002	2001	2000

Net loss
As reported	$(121,196)	$ (95,249)	$ (23,664)
Pro forma	$(121,541)	$ (95,522)	$ (24,725)

Loss per share - basic
As reported	$ (4.64)	$ (3.64)	$ (0.91)
Pro forma	$ (4.65)	$ (3.66)	$ (0.95)

Loss per share - diluted
As reported	$ (4.64)	$ (3.64)	$ (0.91)
Pro forma	$ (4.65)	$ (3.66)	$ (0.95)

In adopting SFAS No. 123, the Company utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

	2002	2001	2000

Expected option lives	6 years	6 years	6 years
Risk-free interest rates	4.52%	5.28%	6.25%
Expected dividend yield	-	-	1.19%
Expected volatility	33%	33%	33%

Based on the results of the model, the fair values of the stock options issued on the date of grant are as follows:

Fiscal Years	Number Issued	Weighted Average Grant Date Fair Value per Option

2002	464,500	$1.19
2001	247,000	$1.77
2000	423,000	$4.01

NOTE 10 - LOSS PER SHARE:

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including the dilutive common share equivalents arising from stock options using the treasury stock method.

The number of shares used in the Company's basic and diluted loss per share computations are as follows:

(Shares in thousands)	Years Ended June 30
	2002	2001	2000
Weighted average common shares outstanding, net of treasury shares, for basic loss per share	26,141	26,132	26,132
Common stock equivalents for employee stock options	-	-	-
Weighted average common shares outstanding for diluted loss per share	26,141	26,132	26,132

Options outstanding at June 30, 2002, 2001 and 2000 were not included in the computation of diluted loss per share as a result of the Company incurring a net loss in each of the years, which renders the options antidilutive.

NOTE 11 - SEGMENT INFORMATION:

The Company's reportable operating segments are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. As of June 30, 2002, the Company had three reportable segments: Nitrogen, Phosphate and Potash. The Nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid and distributes these products to fertilizer dealers and distributors, and industrial users. The Phosphate segment produces DAP that is marketed to agricultural users primarily in international markets through a separate export association (as described below in this Note). Approximately 63%, 66% and 65% of the Company's DAP sales were made in international markets during fiscal 2002, 2001 and 2000, respectively. The Potash segment mines and produces agricultural and industrial potash products that it sells to farmers, fertilizer dealers, industries and distributors primarily for use in the Southern and Western farming regions of the United States and into export markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales prices are primarily market-based. For fiscal 2002, a portion of the purchase price on certain intercompany sales of anhydrous ammonia to the phosphate segment is subject to deferred payment until certain financial milestones are achieved. The Other caption includes corporate items and consolidating intercompany eliminations. The Company evaluates performance based on operating income of the respective business units.

NOTE 11 - SEGMENT INFORMATION (Continued):

Segment information consisted of the following:

(Dollars in thousands)	2002
	Nitrogen	Phosphate	Potash	Other	Total
Net sales - external customers	$ 263,625	$ 110,192	$ 77,477	$ -	$ 451,294
Net sales - intersegment	21,728	66	-	(21,794)	-
Operating (loss) income before loss on goodwill impairment	(27,729)	2,854	(7,902)	798	(31,979)
Loss on goodwill impairment	101,263	-	-	-	101,263
Operating (loss) income after loss on goodwill impairment	(128,992)	2,854	(7,902)	798	(133,242)
Interest expense, net	5,612	4,543	5,176	12,555	27,886
Settlement of litigation	-	-	-	15,363	15,363
Income tax (benefit) expense	(14,152)	272	(4,535)	497	(17,918)
Depreciation, depletion and amortization	27,080	5,652	7,448	4,563	44,743
Capital expenditures	4,966	4,626	2,628	181	12,401
Total assets	427,561	79,482	100,298	22,944	630,285
Equity in income of Farmland MissChem	11,986	-	-	-	11,986

(Dollars in thousands)	2001
	Nitrogen	Phosphate	Potash	Other	Total
Net sales - external customers	$370,074	$ 96,022	$ 74,305	$ -	$540,401
Net sales - intersegment	29,277	62	-	(29,339)	-
Operating loss before loss on goodwill impairment	(28,018)	(17,436)	(2,876)	1,575	(46,755)
Loss on goodwill impairment	58,398	-	-	-	58,398

Operating loss after loss on goodwill impairment	(86,416)	(17,436)	(2,876)	1,575	(105,153)
Interest expense, net	11,008	4,768	5,698	7,225	28,699
Income tax benefit	(14,166)	(7,663)	(2,106)	(5,690)	(29,625)
Depreciation, depletion and amortization	30, 672	5,611	6,648	3,725	46,656
Capital expenditures	7,880	2,387	4,894	208	15,369
Total assets	532,491	82,495	110,994	53,627	779,607
Equity in income of Farmland MissChem	7,231	-	-	-	7,231

(Dollars in thousands)	2000
	Nitrogen	Phosphate	Potash	Other	Total
Net sales - external customers	$291,352	$104,081	$ 89,766	$ -	$485,199
Net sales - intersegment	20,331	84	-	(20,415)	-
Operating (loss) income	(15,828)	(5,541)	4,037	(2,292)	(19,624)
Interest expense, net	11,229	3,861	5,614	6,349	27,053
Income tax benefit	(12,925)	(3,811)	(715)	(3,565)	(21,016)
Depreciation, depletion and amortization	30,887	6,141	6,204	3,881	47,113
Capital expenditures	13,584	2,590	4,284	507	20,965
Total assets	607,326	89,874	103,545	69,944	870,689
Equity in income of Farmland MissChem	13,662	-	-	-	13,662

NOTE 11 - SEGMENT INFORMATION (Continued):

The following summarizes geographic information about the Company's net sales:

(Dollars in thousands)	2002	2001	2000
United States	$433,840	$528,029	$466,836
Other	17,454	12,372	18,363

	$451,294	$540,401	$485,199

The Company is a member of Phosphate Chemicals Export Association, Inc. ("PhosChem"), a Webb-Pomerene corporation. Since becoming a member, all of the Company's phosphates segment sales into export markets, primarily Asia, are made through PhosChem. During fiscal 2002, 2001 and 2000, sales to the Company's exclusive export distributor were $69,540,000, $63,167,000 and $67,299,000, respectively, and were recorded as domestic sales by the Company. The Company had no other customers that represented ten percent or more of its revenues during fiscal 2002, 2001 or 2000.

At June 30, 2002, 2001 and 2000, the Company had an investment in a 50-50 joint venture anhydrous ammonia plant located in The Republic of Trinidad and Tobago which amounted to $99,114,000, $87,489,000 and $80,619,000, respectively (Note 3). All other long-lived assets of the Company are located in the United States.

A significant portion of the Company's trade receivables is due from entities that operate in the chemical fertilizer and farm supply industry. A continuation of the severe downturn in the agricultural economy could have an adverse impact on the collectibility of those receivables.

NOTE 12 - HEDGING ACTIVITIES:

During fiscal 2002, natural gas hedging activities resulted in an average cost increase of approximately $0.39 per MMBtu on volumes hedged of 39,400,000. During fiscal 2001 and 2000, natural gas hedging activities resulted in average cost decreases of approximately $0.73 and $0.15 per MMBtu on volumes hedged of 35,220,000 and 35,490,000 MMBtu's, respectively. At June 30, 2002, the Company had open natural gas derivative contracts covering a total volume of 6,400,000 MMBtu's with some contracts extending through June 2003. The net unrealized gain on these contracts at June 30, 2002 was $3,910,000, and was recorded as a component of other comprehensive income in the Company's consolidated balance sheet. The risk associated with outstanding natural gas derivative contracts is directly related to increases or decreases in the prices of natural gas in relation to the contract prices. At June 30, 2002, the Company also had unrecognized gains of $4,063,000 on closed natural gas derivative contracts related to its hedging activities that were recorded as a component of other comprehensive income in the Company's consolidated balance sheet.

NOTE 13 - LOSS ON GOODWILL IMPAIRMENT:

Due to continued operating losses, primarily caused by low product prices and increased natural gas costs, the Company assessed the recoverability of its tangible and intangible long-lived assets related to its nitrogen operations pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company projected the undiscounted future cash flows for these operations to test recoverability and determined that in certain cases they were less than the carrying amount, indicating impairment was likely. The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value. The Company's projections were based upon a third party appraisal of our long-lived assets and included additional third party and internally developed forecasts of future nitrogen prices and natural gas costs. The Company determined that it had a permanent impairment in the value of goodwill resulting from its December 1996 acquisition of the Donaldsonville, Louisiana, fertilizer operations of First Mississippi Corporation. Accordingly, the Company recorded a non-cash charge for impairment of $101,263,000 related to its goodwill during the fourth quarter of fiscal 2002. The Company made a similar non-cash charge of $58,398,000 during its fourth quarter of fiscal 2001. Estimates of such future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates. The Company has no goodwill recorded on its books as of June 30, 2002. The impairment analysis has been prepared on a going concern basis and the Company's carrying value of its long-lived assets is presumed to be recoverable through future cash flows. If the Company does not continue as a going concern, further impairment charges may be necessary.

NOTE 14 - INTEREST, NET:

Interest, net, consisted of the following:

(Dollars in thousands)	Years Ended June 30
	2002	2001	2000
Interest expense	$(28,147)	$(29,418)	$(27,271)
Interest capitalized	-	118	-
Interest income	261	601	218
	$(27,886)	$(28,699)	$(27,053)

NOTE 15 - SETTLEMENT OF LITIGATION:

In January 2002, the Company settled the defamation action it filed against Terra International, Inc. ("Terra") in August 1995. The Company received $11,000,000 during fiscal 2002 related to this settlement that was recorded as a component of other income in its statement of operations. This settlement was with Zurich Specialties London, Ltd., which was Terra's liability carrier. This payment concluded this litigation.

In April 2002, the Company received approximately $4,363,000 in net proceeds from the conclusion of litigation related to defective equipment purchased at its Yazoo City, Mississippi, nitrogen production facility. The problems arising from this equipment occurred during periods prior to this fiscal year. This amount was recorded as a component of other income in its fiscal 2002 statement of operations.

NOTE 16 - INCOME TAXES:

The following is a summary of the components of the provision (benefit) for income taxes allocated to continuing operations:

(Dollars in thousands)	Years Ended June 30
	2002	2001	2000
Current:
Federal	$ (14,715)	$ 241	$ (7,406)
State	(173)	(2,233)	173
	(14,888)	(1,992)	(7,233)
Deferred:
Federal	1,113	(22,705)	(11,520)
State	(4,143)	(4,928)	(2,263)
	(3,030)	(27,633)	(13,783)

	$ (17,918)	$ (29,625)	$ (21,016)

The tax effect of the significant temporary differences and tax credit carryforwards at June 30 follows:

(Dollars in thousands)	2002		2001
	Current	Non-current	Current	Non-current

Employee benefit obligations	$ 2,281	$ 195	$ 2,122	$ 210
Reserve for bad debts	818	-	840	-
Employee post-retirement	117	380	72	540
Accrual for closure of gypsum disposal area	-	2,622	-	2,652
Inventories	727	-	756	-
Alternative minimum tax credits	-	734	-	734
Pension	-	406	-	-
Loss carryforwards (net of valuation allowance of $537 in 2002)	-	33,351	-	57,385
Unrealized losses on natural gas derivative transactions	-	-	3,484	-
Other	441	1,426	6	179
Deferred tax assets	4,384	39,114	7,280	61,700

Property, plant and equipment	-	(97,180)	-	(98,741)
Pension	-	-	-	(231)
Capitalized interest on equity investments	-	(2,172)	-	(2,307)
Unrealized gains on natural gas derivative				-
transactions	(2,990)	-	-	-
State income taxes deferred	-	(4,776)	-	-
Other	-	(1,791)	-	(4,100)
Deferred tax liabilities	(2,990)	(105,919)	-	(105,379)

Net deferred tax asset (liability)	$ 1,394	$ (66,805)	$ 7,280	$ (43,679)

NOTE 16 - INCOME TAXES (Continued):

A reconciliation of the statutory rate for income taxes and the effective tax rate for the years ended June 30 follows:
(Dollars in thousands)	2002		2001		2000
	Amount	% of Earnings Before Taxes	Amount	% of Earnings Before Taxes	Amount	% of Earnings Before Taxes

Income taxes computed at statutory rate	$(48,690)	(35.0%)	$(43,706)	(35.0%)	$(15,638)	(35.0%)
(Decrease) increase in taxes resulting from:
State taxes, net	(2,805)	(2.0%)	(2,414)	(1.9%)	(1,358)	(3.0%)
Non-deductible goodwill	36,024	25.9%	22,043	17.6%	1,604	3.6%
Permanently reinvested foreign earnings	(4,187)	(3.0%)	(2,531)	(2.0%)	(4,782)	(10.7%)
Other, net	1,740	1.2%	(3,017)	(2.4%)	(842)	(1.9%)

	$(17,918)	(12.9%)	$(29,625)	(23.7%)	$(21,016)	(47.0%)

The Company has federal and state loss carryforwards of approximately $60,735,000 and $248,943,000, respectively. The federal loss carryforwards expire in 2020 and 2022. The state loss carryforwards expire between 2003 and 2022. Valuation allowances total $537,000 representing certain state net operating loss carryforwards that may expire unutilized.

Undistributed earnings of foreign subsidiaries and joint ventures aggregated $32,921,000 on June 30, 2002, which, under existing law, will not be subject to U.S. tax unless distributed as dividends, loaned to the Company or a U.S. affiliate, or the Company were to sell, or pledge more than 66 2/3% of, its interests in the foreign subsidiaries and joint ventures. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. The Company estimates the amount of unrecognized deferred U.S. taxes on these undistributed earnings to approximate $12,345,000.

Income taxes have been settled with the Internal Revenue Service ("IRS") for all years through June 30, 1999.

NOTE 17 - RETIREMENT PLANS:

The Company maintains a non-contributory defined benefit pension plan that provides benefits to all eligible full-time employees. Under the plan, retirement benefits are primarily a function of both the average annual compensation and number of years of credited service. The plan is funded annually by the Company, subject to the Internal Revenue Code funding limitation. The plan's assets consist primarily of cash, equity investments and fixed income securities.

NOTE 17 - RETIREMENT PLANS (Continued):

Prior to June 2001, the Company maintained a supplemental benefit pension plan for all eligible full-time employees. In June 2001, this plan was terminated. All assets were liquidated and distributed to participants of the plan. The Company paid approximately $641,000 in exit costs.

The following tables, prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," set forth pension benefit obligations and plan assets for the Company's defined benefit pension plan, based on an April 1 measurement date, as of June 30:

(Dollars in thousands)
	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$103,068	$111,373
Service cost	3,129	4,579
Interest cost	7,482	8,123
Actuarial loss (gain)	1,234	(11,658)
Benefit payments	(6,245)	(6,597)
Divestiture of supplemental pension plan	-	(2,752)
Benefit obligation at end of year	108,668	103,068

Change in plan assets
Fair value of plan assets at beginning of year	105,453	126,014
Actual return on plan assets	3,621	(10,432)
Employer contributions	2,912	-
Benefit payments	(6,245)	(6,597)
Expenses	(663)	(733)
Divestiture of supplemental pension plan	-	(2,799)
Fair value of plan assets at end of year	105,078	105,453

Funded status	(3,590)	2,385
Unrecognized transition asset	(249)	(954)
Unrecognized prior service cost	5,795	6,244
Unrecognized net gain	(128)	(7,056)

Prepaid pension cost	$ 1,828	$ 619

The following assumptions were used to measure net periodic pension expense for the plans for fiscal years ended June 30:

	2002	2001	2000

Discount rate	7.50%	7.50%	7.25%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Average increase in compensation levels	3.00%	3.00%	5.00%

NOTE 17 - RETIREMENT PLANS (Continued):

Net periodic pension expense includes the following components:

(Dollars in thousands)	Years Ended June 30
	2002	2001	2000

Service cost - benefits earned during the period	$ 3,129	$ 4,579	$ 4,570
Interest cost on projected benefit obligations	7,482	8,123	7,731
Expected return on plan assets	(8,651)	(10,551)	(9,562)
Net amortization	(257)	(274)	(274)

Net periodic pension expense	$ 1,703	$ 1,877	$ 2,465

The Company also has contributory thrift plans covering substantially all regular full-time employees who have elected to participate in the plans. Under the plans, the Company matches 50% of each employee's contributions to the plan up to a maximum of 3% of the employee's base compensation. Company contributions totaled approximately $1,376,000 in fiscal 2002, $1,438,000 in fiscal 2001 and $1,582,000 in fiscal 2000.

The Company has no material post-retirement benefit obligations.

NOTE 18 - LEASE COMMITMENTS:

The Company has commitments under operating leases for equipment and storage warehouses. The following is a schedule of the future minimum rental payments required as of June 30, 2002, under operating leases having non-cancellable lease terms in excess of one year as of the respective lease's inception:

(Dollars in thousands)

Years Ending June 30	Amount

2003	$ 3,484
2004	2,364
2005	1,800
2006	1,052
2007	303
Thereafter	142
$ 9,145

Rental expense for all operating leases was $4,495,000 for fiscal 2002, $4,901,000 for fiscal 2001 and $6,142,000 for fiscal 2000.

NOTE 19 - COMMITMENTS AND CONTINGENCIES:

The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a significant impact on the financial position or the future earnings of the Company.

The Company encourages officers to purchase target levels of stock in the Company. To facilitate that process, the Company has arranged unsecured credit lines at market rates for each officer with a commercial lending institution. The Company guarantees payment of these loans in the event of default. The total amount outstanding on these loans at June 30, 2002 was less than $400,000. To comply with recent changes in federal law, the Company will not guarantee any new loans from and after July 1, 2002.

NOTE 20 - RAW MATERIAL CONTRACTS:

Mississippi Phosphates Corporation ("MPC"), a wholly owned subsidiary of the Company, has contracted with Office Chérifien des Phosphates ("OCP") to import MPC's full requirement of phosphate rock through June 30, 2016. The phosphate rock supply and related purchase price is determined annually based on the estimated phosphate rock costs incurred by certain domestic phosphate producers and the operating performance of MPC.

NOTE 21 - SUPPLEMENTAL CASH FLOW INFORMATION:

The increase (decrease) in cash due to the changes in operating assets and liabilities consisted of the following:

(Dollars in thousands)	Years Ended June 30
	2002	2001	2000

Receivables	$ (9,459	$ 23,358	$ (1,975)
Inventories	21,775	(15,146)	4,407
Prepaid expenses and other current assets	6,527	531	727
Accounts payable	(2,219)	(22,743)	(2,894)
Accrued liabilities	332	(96)	(2,567)

	$ 16,956	$ (14,09)	$ (2,302)

During fiscal 2002, 2001 and 2000, the Company received net income tax refunds of $27,970,000, $7,249,000 and $13,883,000. Payments of interest, net of amounts capitalized, were $24,111,000 in fiscal 2002, $26,335,000 in fiscal 2001, and $24,964,000 in fiscal 2000.

NOTE 22 - VALUATION AND QUALIFYING ACCOUNTS:

Details regarding the allowance for doubtful accounts related to the Company's trade receivables as of June 30 are as follows:

(Dollars in thousands)	Balance June 30, 2001	Charged to Costs and Expenses	Other Additions (Deductions)	Balance June 30, 2002

Allowance for doubtful accounts	$ 2,305	$ 300	$ (445)	$ 2,160

NOTE 23 - GUARANTOR SUBSIDIARIES:

Payment obligations under the Company's 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), the Company's wholly owned direct subsidiary and wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for June 30, 2002, 2001 and 2000 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 2002
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$ -	$ 135,482	$ 454,276	$ (138,464)	$ 451,294

Operating expenses:
Cost of products sold	-	152,411	423,332	(138,213)	437,530
Selling, general and administrative	(822)	5,071	24,260	-	28,509
Loss on goodwill impairment	-	-	101,263	-	101,263
Other	-	8,385	8,849	-	17,234

	(822)	165,867	557,704	(138,213)	584,536

Operating income (loss)	822	(30,385)	(103,428)	(251)	(133,242)

Other (expense) income:
Interest, net	(21,507)	(10,110)	(5,220)	8,951	(27,886)
Settlement of Litigation	15,363	-	-	-	15,363
Other	(106,046)	(89,214)	3,944	197,967	6,651

Loss before income taxes	(111,368)	(129,709)	(104,704)	206,667	(139,114)

Income tax expense (benefit)	9,828	(10,722)	(13,433)	(3,591)	(17,918)

Net loss	$(121,196)	$(118,987)	$ (91,271)	$ 210,258	$(121,196)

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 2001
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$ -	$ 167,638	$ 543,535	$ (170,772)	$ 540,401

Operating expenses:
Cost of products sold	-	179,249	526,296	(171,322)	534,223
Selling, general and administrative	(1,616)	5,879	27,127	-	31,390
Loss on goodwill impairment	-	-	58,398	-	58,398
Other	-	6,144	15,399	-	21,543

	(1,616)	191,272	627,220	(171,322)	645,554

Operating income (loss)	1,616	(23,634)	(83,685)	550	(105,153)

Other (expense) income:
Interest, net	(29,646)	(14,074)	15,021	-	(28,699)
Other	(75,857)	(48,035)	4,450	128,420	8,978

Loss before income taxes	(103,887)	(85,743)	(64,214)	128,970	(124,874)

Income tax benefit	(8,638)	(1,550)	(17,027)	(2,410)	(29,625)

Net loss	$ (95,249)	$ (84,193)	$ (47,187)	$ 131,380	$ (95,249)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 2000
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:	$ -	$ 136,808	$ 490,273	$ (141,882)	$ 485,199
Net sales

Operating expenses:
Cost of products sold	-	151,689	455,507	(141,504)	465,692
Selling, general and administrative	2,247	3,928	28,211	-	34,386
Other	-	1,745	3,000	-	4,745

	2,247	157,362	486,718	(141,504)	504,823

Operating (loss) income	(2,247)	(20,554)	3,555	(378)	(19,624)

Other (expense) income:
Interest, net	(25,842)	(11,641)	10,430	-	(27,053)
Other	3,741	8,640	(564)	(9,820)	1,997

(Loss) income before income taxes	(24,348)	(23,555)	13,421	(10,198)	(44,680)

Income tax (benefit) expense	(684)	1,200	(11,074)	(10,458)	(21,016)

Net (loss) income	$ (23,664)	$ (24,755)	$ 24,495	$ 260	$ (23,664)

NOTE 23 -GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2002
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,920	$ 16	$ 53	$ -	$ 1,989
Receivables, net	21,126	9,704	55,129	(24,604)	61,355
Inventories	-	19,525	47,428	(207)	66,746
Prepaid expenses and other current assets	5,000	1,251	3,112	(4,185)	5,178

Total current assets	28,046	30,496	105,722	(28,996)	135,268

Investments in affiliates	259,932	203,554	91,982	(448,496)	106,972
Other assets	307,956	-	90,830	(391,715)	7,071
Property, plant and equipment, net	7,913	126,792	246,269	-	380,974

Total assets	$ 603,847	$ 360,842	$ 534,803	$ (869,207)	$ 630,285

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 15,361	$ 11,938	$ 48,237	$ (39,588)	$ 35,948
Accrued liabilities and other	7,220	2,954	5,964	(5,009)	11,129

Total current liabilities	22,581	14,892	54,201	(44,597)	47,077

Long-term debt	400,457	166,035	137,578	(379,683)	324,387
Other long-term liabilities and deferred credits	1,333	31,928	58,585	(12,501)	79,345

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	305,901	324,715	335,617	(660,332)	305,901
Retained earnings	(102,577)	(176,729)	(110,118)	286,847	(102,577)
Accumulated other comprehensive income (loss)	4,983	-	-	-	4,983
Treasury stock, at cost	(29,111)	-	-	-	(29,111)

Total shareholders' equity	179,476	147,987	284,439	(432,426)	179,476

Total liabilities and shareholders' equity	$ 603,847	$ 360,842	$ 534,803	$(869,207)	$ 630,285

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2001
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 11,728	$ 16	$ 53	$ -	$ 11,797
Receivables, net	10,785	11,062	83,052	(50,703)	54,196
Inventories	-	22,620	64,421	71	87,112
Prepaid expenses and other current assets	5,382	1,445	7,427	(4,610)	9,644

Total current assets	27,895	35,143	154,953	(55,242)	162,749

Investments in affiliates	620,945	296,171	80,003	(901,055)	96,064
Other assets	180,201	-	277,126	(451,023)	6,304
Property, plant and equipment, net	9,315	138,201	262,776	-	410,292
Goodwill, net	-	-	104,198	-	104,198

Total assets	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 42,171	$ 15,131	$ 45,916	$ (65,051)	$ 38,167
Accrued liabilities	6,493	2,924	5,841	(4,461)	10,797

Total current liabilities	48,664	18,055	51,757	(69,512)	48,964

Long-term debt	498,166	150,460	148,288	(410,629)	386,285
Other long-term liabilities
and deferred credits	1,769	34,025	57,713	(38,906)	54,601

Shareholders' equity:
Common stock	280	1	58,941	(58,942)	280
Additional paid-in capital	305,901	324,715	535,866	(860,581)	305,901
Retained earnings	18,963	(57,741)	26,491	31,250	18,963
Accumulated other comprehensive loss	(5,808)	-	-	-	(5,808)
Treasury stock, at cost	(29,579)	-	-	-	(29,579)

Total shareholders' equity	289,757	266,975	621,298	(888,273)	289,757

Total liabilities and shareholders' equity	$838,356	$469,515	$879,056	$(1,407,320)	$779,607

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2002
((Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (121,196)	$ (118,987)	$ (91,271)	$ 210,258	$ (121,196)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(37,592)	1,290	54,362	(1,104)	16,956
Loss on goodwill impairment	-	-	101,263	-	101,263
Depreciation, depletion and amortization	4,563	12,631	27,549	-	44,743
Change in deferred loss on hedging activities, net of tax	4,780	-	-	-	4,780
Equity earnings in unconsolidated affiliates	115,065	91,132	(11,994)	(206,972)	(12,769)
Deferred income taxes and other	27,977	(3,760)	(2,112)	(2,182)	19,923

Net cash (used in) provided by operating activities	(6,403)	(17,694)	77,797	-	53,700

Cash flows from investing activities:
Purchases of property, plant and equipment	(182)	(2,474)	(9,745)	-	(12,401)
Proceeds from sale of assets	62	3,108	4,873	-	8,043
Other	(1,000)	1,485	2,315	-	2,800

Net cash (used in) provided by investing activities	(1,120)	2,119	(2,557)	-	(1,558)

Cash flows from financing activities:
Net change in affiliate notes	59,665	15,575	(75,240)	-	-
Debt payments	(286,345)	-	-	-	(286,345)
Debt proceeds	224,395	-	-	-	224,395

Net cash (used in) provided by financing activities	(2,285)	15,575	(75,240)	-	(61,950)

Net (decrease) increase in cash and cash equivalents	(9,808)	-	-	-	(9,808)

Cash and cash equivalents - beginning of period	11,728	16	53	-	11,797

Cash and cash equivalents - end of period	$ 1,920	$ 16	$ 53	$ -	$ 1,989

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2001
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(95,249)	$(84,193)	$(47,187)	$131,380	$ (95,249)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	6,432	3,993	(16,925)	(7,596)	(14,096)
Loss on goodwill impairment	-	-	58,398	-	58,398
Depreciation, depletion and amortization	3,723	12,760	30,173	-	46,656
Deferred loss on hedging activities, net of tax	(1,902)	-	-	-	(1,902)
Equity earnings in unconsolidated affiliates	77,377	50,114	(7,240)	(128,418)	(8,167)
Deferred income taxes and other	(32,770)	(5,072)	(636)	4,634	(33,844)

Net cash (used in) provided by operating activities	(42,389)	(22,398)	16,583	-	(48,204)

Cash flows from investing activities:
Purchases of property, plant and equipment	(208)	(2,060)	(13,101)	-	(15,369)
Proceeds from sale of assets	4,759	1,206	10,823	-	6,788
Other	-	1,238	12	-	1,250

Net cash provided by (used in) investing activities	4,551	384	(2,266)	-	2,669

Cash flows from financing activities:
Debt proceeds	433,316	-	-	-	433,316
Debt payments	(377,390)	-	-	-	(377,390)
Cash dividend paid	(784)	-	-	-	(784)
Net change in affiliate notes	(7,661)	22,013	(14,352)	-	-

Net cash provided by (used in) financing activities	47,481	22,013	(14,352)	-	55,142

Net increase (decrease) in cash and cash equivalents	9,643	(1)	(35)	-	9,607

Cash and cash equivalents - beginning of period	2,085	17	88	-	2,190

Cash and cash equivalents - end of period	$ 11,728	$ 16	$ 53	$ -	$ 11,797

NOTE 23 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2000
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$ (23,664)	$ (24,755)	$ 24,495	$ 260	$ (23,664)
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	19,103	6,499	(16,878)	(11,026)	(2,302)
Depreciation, depletion and amortization	3,875	12,183	31,055	-	47,113
Equity earnings in unconsolidated affiliates	(2,291)	(6,683)	(13,654)	9,780	(12,848)
Deferred income taxes and other	(18,260)	3,343	(541)	813	(14,645)

Net cash (used in) provided by operating activities	(21,237)	(9,413)	24,477	(173)	(6,346)

Cash flows from investing activities:
Purchases of property, plant and equipment	(505)	(5,637)	(14,823)	-	(20,965)
Other	20	4	8,398	-	8,422

Net cash used in investing activities	(485)	(5,633)	(6,425)	-	(12,543)

Cash flows from financing activities:
Net change in affiliate notes	4,132	15,042	(19,174)	-	-
Debt payments	(356,720)	-	-	-	(356,720)
Debt proceeds	381,117	-	-	-	381,117
Cash dividends paid	(4,966)	-	(173)	173	(4,966)

Net cash provided by (used in) financing activities	23,563	15,042	(19,347)	173	19,431

Net increase (decrease) in cash and cash equivalents	1,841	(4)	(1,295)	-	542

Cash and cash equivalents - beginning of period	244	21	1,383	-	1,648

Cash and cash equivalents - end of period	$ 2,085	$ 17	$ 88	$ -	$ 2,190

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP
REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

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

/s/Arthur Andersen LLP

Jackson, Mississippi,
  August 28, 2001

QUARTERLY RESULTS

     Traditionally, our quarterly results reflect that we sell more fertilizer in the spring. Therefore, in most years, a large portion of our net fertilizer sales are generated in the spring planting season. However, during the spring of 2001, as a result of reduced consumption by U.S. farmers due to bad weather and low farm commodity prices, and the presence of significant quantities of imported nitrogen products, net sales were not significantly higher. Since quarterly results are affected by the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. Quarterly results can also vary significantly from one year to the next primarily due to weather-related shifts in planting schedules and purchase patterns as we experienced in the fourth fiscal quarter of 2001. Additionally, we incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

     The following tables present our selected unaudited quarterly results of operations for fiscal 2002 and 2001.

	Year Ending June 30, 2002
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q

Net sales	$ 107,843	$ 116,014	$ 94,694	$ 132,743

Operating (loss) income	$ (12,617)	$ 755	$ (9,060)	$(112,320)

Net loss	$ (8,050)	$ (1,170)	$ (4,987)	$(106,989)

Loss per share - basic (1)	$ (0.31)	$ (0.04)	$ (0.19)	$ (4.09)

Loss per share - diluted (1)	$ (0.31)	$ (0.04)	$ (0.19)	$ (4.09)

Weighted average common shares outstanding - basic	26,132	26,132	26,139	26,163

Weighted average common shares outstanding - diluted	26,132	26,132	26,139	26,163

Dividends paid per share	$ -	$ -	$ -	$ -

Common stock price range
- high	$ 3.92	$ 3.45	$ 4.30	$ 2.80
- low	$ 2.33	$ 1.95	$ 2.35	$ 0.95

Year Ending June 30, 2001
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q

Net sales	$120,053	$136,314	$147,512	$136,522

Operating (loss) income	$ (14,717)	$ (9,013)	$ 1,177	$ (82,600)

Net loss	$ (12,246)	$ (9,211)	$ (495)	$ (73,297)

Loss per share - basic (1)	$ (0.47)	$ (0.35)	$ (0.02)	$ (2.80)

Loss per share - diluted (1)	$ (0.47)	$ (0.35)	$ (0.02)	$ (2.80)

Weighted average common shares outstanding - basic	26,132	26,132	26,132	26,132

Weighted average common shares outstanding - diluted	26,132	26,132	26,132	26,132

Dividends paid per share	$ (0.03)	$ -	$ -	$ -

Common stock price range
- high	$ 4.63	$ 4.50	$ 5.36	$ 4.05
- low	$ 3.50	$ 2.43	$ 3.10	$ 2.99

     (1)  Quarterly amounts do not add to the annual earnings per share because of changes in the number of outstanding shares during the year.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." It addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We are required to adopt and apply the provisions of this statement on July 1, 2002. We do not expect the adoption of SFAS No. 142 to have a material effect on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt and apply the provisions of this statement on July 1, 2002. We anticipate recording the present value of estimated future closure costs as an asset and a liability on our consolidated balance sheet. The asset will be depreciated over the useful lives of the assets to be retired. The liability will be accreted based on the effective interest method and the useful lives of the related assets. Periodic adjustments will be made to the estimated costs of closure as needed, and the respective asset and liability balance will be adjusted on our consolidated balance sheet.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We are required to adopt the provisions of this statement on July 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on our financial statements has not yet been determined.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

     On April 25, 2002, upon the recommendation of the Audit Committee of the Board of Directors of the Company, the Board decided to no longer engage Arthur Andersen LLP ("Arthur Andersen") as the Company's independent auditors effective immediately. Arthur Andersen's reports on the Company's consolidated financial statements for each of the years ended June 30, 2001 and 2000, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended June 30, 2001 and 2000, and through April 25, 2002, there were no disagreements with Arthur Andersen on any matter or accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen's letter, dated April 30, 2002, stating its agreement with the foregoing disclosures was attached to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 1, 2002.

     Effective May 13, 2002, upon the recommendation of the Audit Committee, the Company's Board of Directors engaged KPMG LLP ("KPMG") as the Company's independent auditors. During the years ended June 30, 2001 and 2000, and through May 13, 2002, the Company did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 302(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)     The information required by this Item regarding the identification of directors and their business experience will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Nominees for Election to Serve Until 2005," "Directors Continuing to Serve Until 2004," and "Directors Continuing to Serve Until 2003," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

     (b)     The information required by this Item regarding the identification of executive officers and their business experience will not appear in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and therefore is furnished in this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant" in Part I, Item 1.

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

     (e)     The information required by this Item regarding compliance with Section 16(a) of the Exchange Act will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

     (f)     The information required by this Item regarding legal proceedings involving directors or executive officers is not applicable to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Compensation Committee Report on

Executive Compensation" and "Executive Compensation," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

     Information required by this Item regarding equity plan compensation is provided in the table below. The other information required by this Item will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

Equity Compensation Plan Information*
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,382,019	$10.13	1,746,324
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,382,019	$10.13	1,746,324

     *  The information in column (a) above reflects the aggregate of securities to be issued upon (i) the exercise of stock options under the Mississippi Chemical Corporation Amended and Restated 1994 Stock Incentive Plan (the "Officer & Employee Option Plan") and the Mississippi Chemical Corporation Amended and Restated 1995 Stock Option Plan for Nonemployee Directors (the "Director Option Plan" and collectively with the Officer & Employee Option Plan, the "Option Plans"), and (ii) the maximum number of shares which could be distributed (distribution of deferred compensation may be made in cash instead, as described below) under the Mississippi Chemical Corporation Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"), which is terminated except for rights outstanding prior to termination, and the Mississippi Chemical Corporation Nonemployee Directors' Deferred Compensation Plan (the "Director Deferred Compensation Plan" and collectively with the Executive Deferred Compensation Plan, the "Deferred Compensation Plans").

       The Officer & Employee Option Plan has 3,400,000 shares of common stock reserved for issuance and the Director Option Plan has 400,000 shares of common stock reserved for issuance. Under the Option Plans, if the Company at any time changes the number of issued shares of common stock without new consideration to the Company (such as by stock dividend, stock split, or similar transaction), the total number of shares reserved for issuance under the Option Plans and the number of shares covered by each outstanding common stock option shall be adjusted to the number of shares as is equitably required, together with an appropriate adjustment to the exercise price of common stock options, so that the aggregate consideration payable to the Company upon exercise of each common stock option will not be changed. The Board may authorize the issuance or assumption of common stock options under the Option Plans without affecting the number of shares of common stock reserved under the Option Plans in connection with any merger, consolidation, acquisition of property or stock, or reorganization upon such terms as the Board deems appropriate.

      Since there are no shares of common stock reserved for issuance under the Deferred Compensation Plans, column (c) in the table above reflects only shares of common stock available for future issuance under the Option Plans. Distributions of deferred compensation under the Executive Deferred Compensation Plan may, at the Company's election, be made in cash rather than in common stock; and distributions under the Director Deferred Compensation Plan may, at the Company's or the director's election, be made in cash rather than common stock. Distributions pursuant to the Deferred Compensation Plans, when made in the form of common stock, are made from authorized but unissued shares, treasury shares, shares purchased with general funds of the Company, or such other funding vehicle as the Board shall provide if the assets paid into the funding vehicle are subject to the general creditors of the Company. Prior to such distribution, participants in the Deferred Compensation Plans are credited with phantom stock included in column (a) above. Such phantom stock shall be credited, effective as of the payment date of any dividend on the common stock, with additional shares of phantom stock, calculated by dividing (x) the dollar amount of the dividend per share times the number of phantom shares then credited to the participant by (y) the fair market value of one share of common stock. The Compensation Committee of the Board shall cause each participant's phantom stock account to be adjusted to reflect stock splits, stock dividends, exchanges of stock in connection with a merger, and similar transactions to produce the same number of phantom shares as the holder of an equal number of shares of common stock would have following such a transaction. "Fair market value" of a share of common stock is the average of the closing prices of a share as reported on the New York Stock Exchange for the last 20 trading days prior to the date in question.

For additional information regarding the Option Plans and the Deferred Compensation Plans, see the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement will be timely filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Certain Business Relationships," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

     Documents filed as a part of this Annual Report on Form 10-K:

     Consolidated Financial Statements. The consolidated financial statements, together with the report thereon of KPMG LLP dated August 9, 2002, appearing in Item 8 of this Annual Report on Form 10-K, are described below:.

Report of Independent Public Accountants

Consolidated Balance Sheets, June 30, 2002 and 2001

Consolidated Statements of Income, Years Ended June 30, 2002, 2001, and 2000

Consolidated Statements of Shareholders' Equity, Years Ended June 30, 2002, 2001, and 2000

Consolidated Statements of Cash Flows, Years Ended June 30, 2002, 2001, and 2000

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

     Exhibits. The exhibits required to be filed as part of this Annual Report by Item 601 of Regulation S-K are set forth on the Exhibit Index, which follows the signatures, and are either incorporated in this Annual Report on Form 10-K by reference to filings with the SEC or are attached to this Annual Report on Form 10-K.

     Reports on Form 8-K

     During the three months ended June 30, 2002, the following reports on Form 8-K were filed.

Date of Event	Description of Event
April 25, 2002	Dismissal of Arthur Andersen LLP as the Company's independent certifying accountant.
May 13, 2002	Engagement of KPMG LLP as the Company's independent certifying accountant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                              MISSISSIPPI CHEMICAL CORPORATION

                                                                              By:     /s/ Charles O. Dunn
                                                                                        Charles O. Dunn
                                                                                        Principal Executive Officer

                                                                             By:     /s/ Timothy A. Dawson
                                                                                        Timothy A. Dawson
                                                                                         Principal Financial Officer and
                                                                                        Chief Accounting Officer

Date: September 30, 2002

CERTIFICATION

     I, Charles O. Dunn, certify that:

     1.     I have reviewed this Annual Report on Form 10-K of Mississippi Chemical Corporation;

     2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: September 30, 2002

                                                                                         /s/ Charles O. Dunn
                                                                                         Charles O. Dunn
                                                                                         President and Chief Executive Officer

CERTIFICATION

     I, Timothy A. Dawson, certify that:

     1.     I have reviewed this Annual Report on Form 10-K of Mississippi Chemical Corporation;

     2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: September 30, 2002

                                                                                           /s/ Timothy A. Dawson
                                                                                           Timothy A. Dawson
                                                                                           Senior Vice President and
                                                                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Coley L. Bailey Coley L. Bailey	Director, Chairman of the Board	September 30, 2002
/s/ John Sharp Howie John Sharp Howie	Director, Vice Chairman of the Board	September 30, 2002
/s/ Charles O. Dunn Charles O. Dunn	Director, President and Chief Executive Officer (principal executive officer)	September 30, 2002
/s/ Reuben V. Anderson Reuben V. Anderson	Director	September 30, 2002
/s/ Haley Barbour Haley Barbour	Director	September 30, 2002
/s/ Frank R. Burnside, Jr. Frank R. Burnside, Jr.	Director	September 30, 2002
/s/ W. R. Dyess W. R. Dyess	Director	September 30, 2002
/s/ Woods E. Eastland Woods E. Eastland	Director	September 30, 2002
/s/ George D. Penick, Jr. George D. Penick, Jr.	Director	September 30, 2002
/s/ W. A. Percy II W. A. Percy II	Director	September 30, 2002
/s/ David M. Ratcliffe David M. Ratcliffe	Director	September 30, 2002
/s/ Wayne Thames Wayne Thames	Director	September 30, 2002

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION	DESIGNATION
3.1

Articles of Incorporation of the Company; filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

*
3.2	Bylaws of the Company; filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 001-12217, and incorporated herein by reference.	*
4.1	Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.	*
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

*
4.5

Indenture of Trust dated as of March 1, 1998, between Mississippi Business Finance Corporation and Deposit Guaranty National Bank, for the issuance of bonds in the aggregate principal amount of $14.5 million to assist the Company in financing and refinancing the cost of construction and equipping of solid waste disposal facilities at its Pascagoula, Mississippi, facility; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 001-12217, and incorporated herein by reference.

*

10.1

Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.(1)

*
10.2

Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.(2)

*
10.3

Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 000-20411, and incorporated herein by reference.(3)

*
10.4

Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 000-20411, and incorporated herein by reference.(4)

*
10.5

Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 001-12217, and incorporated herein by reference.

*

________________________

(1)     Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information was deleted from the first, second and third paragraphs of Article IV, Article VII, Article VIII, and from the second and third paragraphs of Article IX, and an application for confidential treatment was filed separately with, and granted by, the SEC. The Agreement in its redacted form was originally filed as Exhibit 10.1 to the Company's Form 8 Amendment of its Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 2-7803, and a complete copy was filed separately with the Secretary of the SEC in connection with our application objecting to disclosure of confidential business information. Our original application for confidential treatment was granted for a term ending June 30, 2001. We filed a new Application Objecting to the Disclosure of Confidential Information and Request for Extension of Previously Granted Order for Confidential Treatment. The request was granted on October 17, 2001.

(2)     Amendment No. 1, with confidential business information redacted, was originally filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K. The redacted information was later disclosed; therefore, Amendment No. 1 in its entirety was filed with the SEC.

(3)     Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information was deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment was filed separately with, and granted by, the SEC.

(4)     Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information was deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment was filed separately with, and granted by, the SEC.

10.6

Amendment No. 5, effective as of July 1, 2000, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.7

Amendment No. 6, effective as of July 1, 2001, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.8

Credit Agreement dated as of November 25, 1997, among the Company; the Lenders Party Thereto; Harris Trust and Savings Bank, as Administrative Agent; Bank of Montreal, Chicago Branch, as Syndication Agent; and Credit Agricole Indosuez, as Co-Agent, establishing the Company's $200 million revolving line of credit; filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 001-12217, and incorporated herein by reference.

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

*
10.13

Employment Agreement entered into as of August 1, 2002, by and between Charles O. Dunn and the Company, which amends, restates, and supersedes in its entirety that certain Severance Agreement between the Company and Mr. Dunn entered into as of July 29, 1996.

+
10.14	Schedule identifying Employment Agreements of Named Executive Officers substantially identical to the Employment Agreement included as Exhibit 10.13 to this Annual Report on Form 10-K.	+
10.15

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

*
10.17

Mississippi Chemical Corporation Nonemployee Directors' Deferred Compensation Plan; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 001-12217, and incorporated herein by reference.

*
10.18

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

*
21	List of subsidiaries of the Company.	+
23.1	Consent of KPMG LLP.	+

23.2	Notice Regarding Consent of Arthur Andersen LLP.	+
23.3	Letter of Arthur Andersen LLP; filed as Exhibit 16 to the Company's Current Report on Form 8-K filed May 1, 2002, SEC File No. 001-12217, and incorporated herein by reference.	*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

* Incorporated by reference.
+ Attached as an exhibit to this Annual Report on Form 10-K.