Form 10-Q
period 2002-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2002-11-19
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

               The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002.

Class	Number of Shares
Common Stock, $0.01 par value	26,167,842

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	September 30,
	2002	2001
	(In thousands, except per share data)
Revenues:
Net sales	$ 97,526	$107,843

Operating expenses:
Cost of products sold	95,883	106,694
Selling, general and administrative	7,360	7,148
Other	5,345	6,618
	108,588	120,460

Operating loss	(11,062)	(12,617)

Other (expense) income:
Interest, net	(6,573)	(7,686)
Other	536	3,201

Loss before income taxes	(17,099)	(17,102)

Income tax expense (benefit)	6,406	(9,052)

Net loss	$(23,505)	$ (8,050)

Loss per share - basic and diluted
(see Note 3)	$ (0.90)	$ (0.31)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	June 30,
	2002	2002
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 3,756	$ 1,989
Accounts receivable, net	42,935	46,384

Inventories:
Finished products	28,639	25,865
Raw materials and supplies	7,077	6,120
Replacement parts	35,770	34,761
Total inventories	71,486	66,746

Income tax receivable	58	14,971
Prepaid expenses and other current assets	14,609	3,784
Deferred income taxes	945	1,394

Total current assets	133,789	135,268

Investments in affiliates	106,750	106,972

Other assets	7,040	7,071

Property, plant and equipment, at cost	847,371	840,797
less accumulated depreciation, depletion and
amortization	(467,374)	(459,823)
Property, plant and equipment, net	379,997	380,974

	$ 627,576	$ 630,285

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	June 30,
	2002	2002
	(In thousands, except per share data)

Current liabilities:
Long-term debt due within one year	$ 117,668	$ 110,172
Accounts payable	32,041	35,948
Accrued liabilities	16,665	11,129
Total current liabilities	166,374	157,249

Long-term debt	214,228	214,215

Other long-term liabilities and deferred credits	16,517	12,540

Deferred income taxes	73,365	66,805

Shareholders' equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,976)	280	280
Additional paid-in capital	305,982	305,901
Accumulated deficit	(126,095)	(102,577)
Accumulated other comprehensive income	6,021	4,983
Treasury stock, at cost (1,808 shares)	(29,096)	(29,111)
Total shareholders' equity	157,092	179,476

	$ 627,576	$ 630,285

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

SEPTEMBER 30, 2002

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income	Stock	Total
(In thousands, except per share data)

Balances, July 1, 2001	$ 280	$ 305,901	$ 18,963	$ (5,808)	$(29,579)	$ 289,757
Comprehensive loss:
Net loss	-	-	(121,196)	-	-	(121,196)
Net change in
unrealized loss on
hedges, net of tax
expense of $6,474	-	-	-	10,791	-	10,791

Comprehensive loss	-	-	(121,196)	10,791	-	(110,405)

Treasury stock, net	-	-	(344)	-	468	124

Balances, June 30, 2002	280	305,901	(102,577)	4,983	(29,111)	179,476
Comprehensive loss:
Net loss	-	-	(23,505)	-	-	(23,505)
Net change in
unrealized gain on
hedges, net of tax
expense of $623	-	-	-	1,038	-	1,038

Comprehensive loss	-	-	(23,505)	1,038	-	(22,467)

Stock based
compensation	-	81	-	-	-	81
Treasury stock, net	-	-	(13)	-	15	2

Balances,
September 30, 2002	$ 280	$305,982	$(126,095)	$ 6,021	$(29,096)	$157,092

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$ (23,505)	$ (8,050)
Reconciliation of net loss to net cash (used in)
provided by operating activities:
Net change in operating assets and liabilities	(8,471)	22,383
Depreciation, depletion and amortization	10,088	11,169
Change in deferred loss on hedging activities,
net of tax	(207)	(1,589)
Refund of federal taxes pursuant to the Job
Creation and Workforce Assistance Act of 2002	14,871	-
Deferred income taxes	6,263	(10,007)
Equity earnings in unconsolidated affiliates	(368)	(3,681)
Other	(795)	(3,567)

Net cash (used in) provided by operating activities	(2,124)	6,658

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,138)	(2,858)
Proceeds from sale of assets	33	4,806
Other	500	2,800

Net cash (used in) provided by investing activities	(3,605)	4,748

Cash flows from financing activities:
Debt proceeds	52,377	52,669
Debt payments	(44,881)	(73,798)

Net cash provided by (used in) financing activities	7,496	(21,129)

Net increase (decrease) in cash and cash equivalents	1,767	(9,723)

Cash and cash equivalents - beginning of period	1,989	11,797

Cash and cash equivalents - end of period	$ 3,756	$ 2,074

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation and its subsidiaries. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month periods ended September 30, 2002 and 2001, our financial position at September 30, 2002 and June 30, 2002, our consolidated statements of shareholders' equity for the three months ended September 30, 2002 and the year ended June 30, 2002, and our cash flows for the three months ended September 30, 2002 and 2001. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2002, audited financial statements.

Our business is seasonal; therefore, the results of operations for the period ended September 30, 2002, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - LONG-TERM DEBT DUE WITHIN ONE YEAR

On November 15, 2002, we amended and restated our $200.0 million secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of ten commercial banks (the "Existing Harris Facility") to extend the facility's maturity from November 25, 2002, to November 10, 2003, reduce the commitment to $165.0 million, and provide for other amendments that are less favorable than the Existing Harris Facility (the "Amended Harris Facility"). Since the maturity date of the Amended Harris Facility is within twelve months of the date of this report, the borrowings under the facility are reflected as a current liability on our balance sheet. The provisions of the Amended Harris Facility generally described below are more particularly described in the amended and restated credit agreement (the "Credit Agreement") filed as an exhibit to this Form 10-Q.

The Amended Harris Facility consists of "A Loans" and "B Loans" (collectively, the "Loans"). The B Loans constitute a continuation of the $105 million principal amount of B Loans outstanding under the Existing Harris Facility. Loans which are not B Loans are A Loans. The Loans and the commitments of the lenders under the Amended Harris Facility are subject to mandatory prepayments and mandatory commitment reductions as described below. The Loans bear interest at rates equal to the sum of (i) the greater of (a) the Prime Rate or (b) the Federal Funds Rate plus 1/2%, plus (ii) an "Applicable Margin." The Applicable Margin is 5% on the first $105 million outstanding under the Amended Harris Facility and 1% on all amounts outstanding in excess of $105 million; provided, that once the amount of mandatory prepayments and commitment reductions on the Amended Harris Facility equals or exceeds $52.5 million, the Applicable Margin will reduce to 3%.

We incurred approximately $3.5 million in costs and fees to close the Amended Harris Facility. We are obligated to pay a facility fee equal to 0.5% per annum of the commitment ($825,000) payable quarterly in arrears.

Our weighted average interest rate under the Existing Harris Facility was 6.17% at September 30, 2002. As of such date, we had letters of credit outstanding in the amount of $1.0 million that lowered our borrowing availability and borrowings outstanding in the amount of approximately $117.7 million. Based on our borrowing base calculation under the Existing Harris Facility as of September 30, 2002, we had approximately $66.0 million of additional borrowing capacity. As of November 15, 2002, we estimate our weighted average interest rate under the Amended Harris Facility to be 8.4%, our borrowings outstanding to be $133.5 million, and our borrowing availability under the revised borrowing base calculation to be $28.1 million.

The A Loans are secured by a first priority lien on our inventory, accounts receivable, spare parts, and substantially all remaining assets which are not Principal Properties (as defined below in this paragraph) (collectively, the "Non-Principal Properties"). The B Loans are secured by (a) a first priority lien on our four domestic operating facilities and related real estate, the equity of the subsidiaries that own such facilities, and similar after-acquired properties and securities (collectively, the "Principal Properties") to the extent permitted by the Indenture governing our Senior Notes (see the heading "Liquidity and Capital Resources - Financing Activities - The Senior Notes," in Part 1, Item 2 of this report) and (b) a second priority lien on the Non-Principal Properties. The Loans are guaranteed by all of the Company's domestic subsidiaries and a foreign subsidiary, Mississippi Chemical Holdings, Inc., which indirectly owns the Company's equity interest in Farmland MissChem Limited ("Farmland MissChem"). For information regarding the tax effect of this foreign subsidiary guarantee, see the discussion in Part I, Item 2, of this Form 10-Q under the headings "Critical Accounting Policies - Deferred Taxes," and "Results of Operations - Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001 - Income Tax Expense (Benefit)."

The Amended Harris Facility provides for maximum borrowings up to the lesser of: $165.0 million (the "Loan Limit"), or the "Borrowing Base" that is equal to (a) the sum of (i) 85% of eligible accounts receivable, (ii) 65% of eligible inventory (subject to a $45 million limit), (iii) 50% of eligible spare parts, plus 75% of the appraised orderly liquidation value of Non-Principal Properties not included in items (a)(i)-(iii) above (subject to a combined $15 million limit), and (iv) $105 million (subject to reduction for mandatory prepayments); minus (b) $12.5 million through March 31, 2002, and $15 million thereafter (the "Block Amount"). To borrow the Loan Limit, the Borrowing Base (including the Block Amount) must equal or exceed $165 million. If the Borrowing Base is less than the Loan Limit, the Loans shall not exceed the Borrowing Base. The Amended Harris Facility also permits up to $20 million of letters of credit, which lower borrowing availability.

The Amended Harris Facility (a) requires us to generate certain minimum levels of EBITDA (as defined in the Credit Agreement), (b) limits our capital expenditures, (c) prohibits the repurchase of our outstanding shares and the payment of dividends, (d) obligates us to actively and continuously market our equity interest in Farmland MissChem, (e) provides for certain commitment reductions equal to 50% of our Excess Cash Flow (as defined in the Credit Agreement), (f) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions, tax refunds, and equity issues, (g) permits the voluntary prepayment of the Loans at any time without penalty, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for revolving credit facilities of this type.

We are currently exploring refinancing alternatives and believe that we will be able to refinance the Amended Harris Facility at or prior to maturity. However, we cannot guarantee that we will be able to obtain new financing or the same amount of financing, and such financing may contain terms, particularly interest rates and fees, not as favorable as the Amended Harris Facility's.

NOTE 3 - EARNINGS PER SHARE

The number of weighted average common shares outstanding, net of treasury shares, used in our diluted earnings per share computations as of September 30, 2002 and September 30, 2001 were 26,168,000 and 26,132,000, respectively. Options outstanding at September 30, 2002 and 2001, were not included in our computations of diluted loss per share as a result of incurring a net loss in each of the three-month periods, which renders the options antidilutive.

NOTE 4 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers and distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP"). The majority of our DAP is marketed to agricultural users in international markets through a separate export association. Our potash segment mines and produces agricultural and industrial potash products that are sold to fertilizer dealers, distributors, and industrial accounts, primarily for use in the southern and western regions of the United States, and into export markets. Below is our segment information for the three-month periods ended September 30, 2002 and 2001. The Other caption includes corporate and consolidating eliminations.

	Three months ended September 30, 2002
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 53,927	$ 27,190	$ 16,409	$ -	$ 97,526
Net sales - intersegment	4,676	15	-	(4,691)	-
Operating loss	(9,014)	(501)	(1,079)	(468)	(11,062)
Depreciation, depletion and
amortization	5,736	1,436	1,758	1,158	10,088
Capital expenditures	1,535	756	1,762	85	4,138

	Three months ended September 30, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 64,250	$ 24,565	$19,028	$ -	$107,843
Net sales - intersegment	5,907	13	-	(5,920)	-
Operating loss	(9,057)	(1,287)	(2,282)	9	(12,617)
Depreciation, depletion and
amortization	6,941	1,395	1,753	1,080	11,169
Capital expenditures	2,051	411	314	82	2,858

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity. The components of comprehensive income that relate to us are net income or loss and unrealized gains or losses on our natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130 "Reporting Comprehensive Income," are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive income during the three months ended September 30, 2002, are included below.

	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Net unrealized gain on natural gas hedging
activities at June 30, 2002	$ 7,973	$ (2,990)	$ 4,983

Net unrealized gain arising during period	4,024	(1,509)	2,515
Reclassification adjustment for net gains
realized in net loss	(2,363)	886	(1,477)

Net unrealized gain on natural gas hedging
activities at September 30, 2002	$ 9,634	$ (3,613)	$ 6,021

NOTE 6 - INCOME TAX RECEIVABLE

During the quarter ended September 30, 2002, we received a $14.9 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2002, our prepaid expenses and other current assets had increased approximately $10.8 million from June 30, 2002. This increase was primarily related to increased insurance premiums that we pre-pay and amortize over the year. Our insurance costs for fiscal 2003 increased approximately 68% from fiscal 2002. We also had increased net unrealized gains associated with our natural gas hedging activities at September 30, 2002, as more particularly described in Note 5 - Accumulated Other Comprehensive Income of these Notes to Consolidated Financial Statements.

NOTE 8 - ACCOUNTING FOR STOCK OPTIONS

At September 30, 2002, we had a stock option plan for certain officers and key employees, as well as a stock option plan for non-employee directors. These plans are described more fully in Note 9 - Stock Options in our Notes to Consolidated Financial Statements appearing in Item 8 of our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. Prior to July 1, 2002, we had applied the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under these provisions, we were not required to record any stock based compensation expense.

Effective July 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively to all new awards granted on or after July 1, 2002. Awards under the plans vest over periods ranging from six months to six years.

The following table illustrates the effect on net loss and loss per share if the fair value method had been applied to outstanding and unvested awards in each period:

	Quarter ended September 30,
	2002	2001

Net loss, as reported	$ (23,505)	$ (8,050)
Add: Stock-based compensation expense included in
reported net loss, net of tax	51	-
Deduct: Total stock-based compensation expense
determined under fair value method, net of tax	(51)	(173)

Pro forma net loss	$ (23,505)	$ (8,223)

Loss per share:
Basic - as reported	$ (0.90)	$ (0.31)
Basic - pro forma	$ (0.90)	$ (0.31)

Diluted - as reported	$ (0.90)	$ (0.31)
Diluted - pro forma	$ (0.90)	$ (0.31)

NOTE 9 - INCOME TAX EXPENSE

For the quarter ended September 30, 2002, our income tax expense was $6.4 million, as compared to an income tax benefit of $9.1 million for the quarter ended September 30, 2001. This income tax expense is primarily the result of U.S. taxes on cumulative foreign earnings triggered by the guarantee of our debt by one of our foreign subsidiaries under the Amended Harris Facility, partially offset by tax benefits resulting from our net losses.

Under the Amended Harris Facility, our wholly owned subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"), provided a guarantee of the debt. MCHI indirectly owns our 50% joint venture interest in Farmland MissChem, which operates an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Farmland MissChem). As of September 30, 2002, these cumulative earnings approximated $32.9 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $12.3 million. While the guarantee remains in place, we expect to record U.S. tax expenses on future earnings from MCHI and Farmland MissChem.

In addition to the U.S. tax expense resulting from the debt guarantee, we are providing tax benefits based on an estimated annual effective tax rate of approximately 34.6%. This rate reflects our anticipation of establishing valuation allowances for all deferred tax assets arising from state net operating loss carryforwards generated during the year.

NOTE 10 - ASSET RETIREMENT OBLIGATIONS

Effective July 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. As of September 30, 2002, estimated closure costs of approximately $12.8 million have been accrued to close our West and East phosphogypsum disposal facilities at our Pascagoula, Mississippi, facility. We are currently in the process of closing our West Facility and will discontinue the use of this storage facility during the second half of fiscal 2003. Concurrently, the East Facility that was completed in 1998 will be in full operation. During the quarter ended September 30, 2002, we recorded an asset and a liability in the amount of $4.2 million as the estimated asset retirement obligation for the East Facility in accordance with SFAS No. 143. The asset recorded will be depreciated over its estimated useful life. The liability will be accreted based on the effective interest method and the useful life of the facility. As required by SFAS No. 143, we will make periodic assessments as to the reasonableness of our closure cost estimates. Accordingly, adjustments will be made to the estimated costs of closure as needed. The respective asset and liability balance will be adjusted on our consolidated balance sheet, which will correspondingly increase or decrease the amounts expensed in future periods.

As of September 30, 2002, estimated closure costs of approximately $2.4 million have been accrued to close our potash mining facilities. Of this amount, approximately $2.3 million is attributable to our Eddy Potash, Inc. ("Eddy Potash") facility. We estimate that we have fully accrued closure costs for Eddy Potash. Our remaining potash facilities have estimated useful lives spanning several decades. Our current estimates of closure costs for these facilities are not material to our operations at this time. We will continue to evaluate our estimates and make adjustments accordingly.

NOTE 11 - INVESTMENT IN FARMLAND MISSCHEM LIMITED

Our 50-50 joint venture, Farmland MissChem, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. Farmland MissChem's financial statements are summarized as follows:

Summarized balance sheet information:

	September 30,	June 30,
	2002	2002
Current assets	$ 57,187	$ 67,620
Non-current assets	266,314	268,778
Current liabilities	136,909	149,773
Stockholders' equity	186,592	186,625

Summarized statement of income information:

	Three months ended September 30,
	2002	2001
Revenues	$ 14,720	$ 19,992
Operating (loss) income	(1,546)	5,501
Net (loss) income	(32)	7,038

NOTE 12 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for September 30, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended September 30, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 30,702	$ 98,158	$ (31,334)	$ 97,526

Operating expenses:
Cost of products sold	-	31,568	96,526	(32,211)	95,883
Selling, general and
administrative	464	1,412	5,484	-	7,360
Other	-	2,176	3,169	-	5,345
	464	35,156	105,179	(32,211)	108,588
Operating loss	(464)	(4,454)	(7,021)	877	(11,062)

Other (expense) income:
Interest, net	(3,602)	(2,290)	(681)	-	(6,573)
Other	(8,543)	86	148	8,845	536

Loss before income taxes	(12,609)	(6,658)	(7,554)	9,722	(17,099)

Income tax expense
(benefit)	10,896	(533)	(4,257)	300	6,406

Net loss	$(23,505)	$ (6,125)	$ (3,297)	$ 9,422	$ (23,505)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three months ended September 30, 2001
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 33,831	$ 108,529	$ (34,517)	$ 107,843

Operating expenses:
Cost of products sold	-	35,561	106,006	(34,873)	106,694
Selling, general and
administrative	(19)	1,215	5,952	-	7,148
Other	-	3,628	2,990	-	6,618
	(19)	40,404	114,948	(34,873)	120,460
Operating income (loss)	19	(6,573)	(6,419)	356	(12,617)

Other (expense) income:
Interest, net	(7,674)	(2,855)	2,843	-	(7,686)
Other	(744)	(1,588)	3,181	2,352	3,201

Loss before income taxes	(8,399)	(11,016)	(395)	2,708	(17,102)

Income tax benefit	(349)	(6,502)	(1,051)	(1,150)	(9,052)

Net (loss) income	$ (8,050)	$ (4,514)	$ 656	$ 3,858	$ (8,050)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 3,717	$ 11	$ 28	$ -	$ 3,756
Receivables, net	19,441	10,526	49,139	(36,113)	42,993
Inventories	-	19,324	51,492	670	71,486
Prepaid expenses and other
current assets	15,703	1,406	3,426	(4,981)	15,554

Total current assets	38,861	31,267	104,085	(40,424)	133,789

Investments in affiliates	251,293	203,144	91,964	(439,651)	106,750
Other assets	306,603	-	98,497	(398,060)	7,040
Property, plant and equipment, net	7,631	124,834	247,532	-	379,997

Total assets	$ 604,388	$ 359,245	$ 542,078	$ (878,135)	$ 627,576

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$ 117,668	$ -	$ -	$ -	$ 117,668
Accounts payable	19,267	16,777	47,899	(51,902)	32,041
Accrued liabilities and other	11,134	3,742	6,957	(5,168)	16,665

Total current liabilities	148,069	20,519	54,856	(57,070)	166,374

Long-term debt	297,968	164,680	143,937	(392,357)	214,228
Other long-term liabilities and
deferred credits	1,259	32,184	62,143	(5,704)	89,882

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	305,982	324,715	335,618	(660,333)	305,982
Accumulated deficit	(126,095)	(182,854)	(113,416)	296,270	(126,095)
Accumulated other
comprehensive income	6,021	-	-	-	6,021
Treasury stock, at cost	(29,096)	-	-	-	(29,096)

Total shareholders' equity	157,092	141,862	281,142	(423,004)	157,092

Total liabilities and
shareholders' equity	$ 604,388	$ 359,245	$ 542,078	$(878,135)	$ 627,576

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2002
	Parent	Guarantor	Non-Guarantor
(Dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,920	$ 16	$ 53	$ -	$ 1,989
Receivables, net	21,126	9,704	55,129	(24,604)	61,355
Inventories	-	19,525	47,428	(207)	66,746
Prepaid expenses and other
current assets	5,000	1,251	3,112	(4,185)	5,178

Total current assets	28,046	30,496	105,722	(28,996)	135,268

Investments in affiliates	259,932	203,554	91,982	(448,496)	106,972
Other assets	307,956	-	90,830	(391,715)	7,071
Property, plant and equipment, net	7,913	126,792	246,269	-	380,974

Total assets	$ 603,847	$ 360,842	$ 534,803	$ (869,207)	$ 630,285

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$ 110,172	$ -	$ -	$ -	$ 110,172
Accounts payable	15,361	11,938	48,237	(39,588)	35,948
Accrued liabilities and other	7,220	2,954	5,964	(5,009)	11,129

Total current liabilities	132,753	14,892	54,201	(44,597)	157,249

Long-term debt	290,285	166,035	137,578	(379,683)	214,215
Other long-term liabilities and
deferred credits	1,333	31,928	58,585	(12,501)	79,345

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	305,901	324,715	335,617	(660,332)	305,901
Accumulated deficit	(102,577)	(176,729)	(110,118)	286,847	(102,577)
Accumulated other comprehensive
income	4,983	-	-	-	4,983
Treasury stock, at cost	(29,111)	-	-	-	(29,111)

Total shareholders' equity	179,476	147,987	284,439	(432,426)	179,476

Total liabilities and
shareholders' equity	$ 603,847	$ 360,842	$ 534,803	$(869,207)	$ 630,285

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended September 30, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (23,505)	$ (6,125)	$ (3,297)	$ 9,422	$ (23,505)
Reconciliation of net loss to net
cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(14,618)	4,835	2,436	(1,124)	(8,471)
Depreciation, depletion and
amortization	1,158	3,135	5,795	-	10,088
Change in deferred loss on
hedging activities, net of tax	(207)	-	-	-	(207)
Equity earnings in
unconsolidated affiliates	8,549	(84)	12	(8,845)	(368)
Refund of federal taxes
pursuant to the Job Creation
and Workforce Assistance
Act of 2002	14,871	-	-	-	14,871
Deferred income taxes and
other	5,473	271	(823)	547	5,468
Net cash (used in) provided by
operating activities	(8,279)	2,032	4,123	-	(2,124)

Cash flows from investing activities:
Purchases of property, plant and
equipment	(85)	(1,177)	(2,876)	-	(4,138)
Proceeds from sale of assets	-	-	33	-	33
Other	-	495	5	-	500
Net cash used in investing activities	(85)	(682)	(2,838)	-	(3,605)

Cash flows from financing activities:
Debt proceeds	52,377	-	-	-	52,377
Debt payments	(44,881)	-	-	-	(44,881)
Net change in affiliate notes	2,665	(1,355)	(1,310)	-	-
Net cash provided by (used in)
financing activities	10,161	(1,355)	(1,310)	-	7,496

Net increase (decrease) in cash and
cash equivalents	1,797	(5)	(25)	-	1,767

Cash and cash equivalents -
beginning of period	1,920	16	53	-	1,989

Cash and cash equivalents -
end of period	$ 3,717	$ 11	$ 28	$ -	$ 3,756

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended September 30, 2001
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$ (8,050)	$ (4,514)	$ 656	$ 3,858	$ (8,050)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL. The following is management's discussion and analysis of results of operations and financial condition, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2002, in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

SEGMENTS. Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products that are sold to fertilizer dealers and distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through a separate export association, Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products that are sold to fertilizer dealers and distributors, and industrial accounts for use primarily in the southern and western regions of the United States and into export markets.

SEASONALITY. Consistent with the historical nature of our business, the usage of fertilizer in our trade territory is seasonal, and our quarterly results reflect the fact that more fertilizer is traditionally sold during the last four months of our fiscal year (March through June). Therefore, in most years, a large portion of our agricultural sales are generated in the spring planting season. Since interim period operating results reflect the seasonal nature of our business, they may not necessarily be indicative of results expected for the full fiscal year. We incur substantial expenditures for fixed costs and inventory throughout the year.

OTHER FACTORS. Our products and primary raw materials (particularly natural gas) are commodities, the prices for which may vary significantly from quarter to quarter. These prices and the global supply/demand balance for our products do not necessarily change in relation to one another and may impact our performance in different ways. In addition, quarterly results can vary significantly from year to year due to a number of other factors as detailed under "Outlook" and "Forward Looking Statements" in this quarterly report and under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

We have identified and described the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these related disclosures. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. Details regarding these policies are described in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations in the quarter ended September 30, 2002, except as described below.

DEFERRED TAXES. Deferred income taxes are estimated based upon temporary differences in the income and losses that we report in our financial statements compared to our taxable income and losses as determined under applicable tax laws. We estimate the value of deferred income taxes based upon existing tax rates and laws, and our expectations of future earnings. We estimate our composite statutory tax rate to be approximately 37%.

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, it is more likely than not that we will realize value for any deferred tax assets, then we are not required to record valuation allowances against those deferred tax assets. As of September 30, 2002, we had recorded deferred tax assets arising from federal and state net operating loss carryforwards amounting to approximately $26.1 million and approximately $13.8 million, respectively. We estimate that certain deferred tax assets arising from state net operating loss carryforwards will not be realized, and we have recorded valuation allowances against these assets totaling $938,000 as of September 30, 2002. We anticipate recording valuation allowances for all deferred tax assets arising from state net operating loss carryforwards generated for fiscal year 2003.

As part of the recently completed amendment and restatement of our secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of ten commercial banks, our wholly owned subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"), provided a guarantee of the debt. MCHI indirectly owns our 50% joint venture interest in Farmland MissChem Limited ("Farmland MissChem"), which operates an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Farmland MissChem). As of September 30, 2002, these cumulative earnings approximated $32.9 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $12.3 million. While the guarantee remains in place, we expect to record U.S. tax expenses on future earnings from MCHI and Farmland MissChem.

We use significant management judgments and estimates when estimating deferred taxes. If our judgments and estimates prove to be inaccurate, or if applicable tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

ASSET RETIREMENT OBLIGATIONS. We estimate closure costs for our Pascagoula, Mississippi, facilities and our potash mining facilities located in Carlsbad, New Mexico. These closure costs are recognized over the estimated lives of the related facilities and have been recorded as a component of operating expenses in our consolidated statements of income.

As of September 30, 2002, estimated closure costs of approximately $12.8 million have been accrued to close our West and East phosphogypsum disposal facilities in Pascagoula. We are currently in the process of closing our West Facility and will discontinue the use of this storage facility during the second half of fiscal 2003. Concurrently, the East Facility that was completed in 1998 will be in full operation. During the quarter ended September 30, 2002, we recorded an asset and a liability in the amount of $4.2 million as the estimated asset retirement obligation for the East Facility in accordance with SFAS No. 143 - "Accounting for Asset Retirement Obligations," as described more fully below.

As of September 30, 2002, estimated closure costs of approximately $2.4 million have been accrued to close our potash mining facilities. Of this amount, approximately $2.3 million is attributable to our Eddy Potash, Inc. ("Eddy Potash") facility. We estimate that we have fully accrued closure costs for Eddy Potash. Our remaining potash facilities have estimated useful lives spanning several decades. Our current estimates of closure costs for these facilities are not material to our operations at this time. We will continue to evaluate our estimates and make adjustments accordingly.

Effective July 1, 2002, we adopted SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The assets recorded will be depreciated over their useful lives. The liabilities will be accreted based on the effective interest method and the useful lives of the related facilities. As required by SFAS No. 143, we will make periodic assessments as to the reasonableness of closure cost estimates for each of our facilities. Accordingly, adjustments will be made to the estimated costs of closure as needed. The respective asset and liability balance will be adjusted on our consolidated balance sheet, which will correspondingly increase or decrease the amounts expensed in future periods.

Significant management judgments and estimates are made when estimating closure costs. If our judgments and estimates prove to be inaccurate, or if applicable laws or regulatory requirements should change, our financial results could be materially adversely impacted in future periods.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

OVERVIEW. For the quarter ended September 30, 2002, we incurred a net loss of $23.5 million (or $0.90 per diluted share) compared to a net loss of $8.1 million (or $0.31 per diluted share) for the same quarter during the prior year. Net sales decreased to $97.5 million for the quarter ended September 30, 2002, from $107.8 million for the quarter ended September 30, 2001. We incurred an operating loss of $11.1 million for the quarter ended September 30, 2002, compared to an operating loss of $12.6 million for the quarter ended September 30, 2001. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended September 30, 2002, were negative $438,000 compared to positive EBITDA of $1.8 million for the quarter ended September 30, 2001.

NET SALES

OVERVIEW. Our net sales decreased 10% to $97.5 million for the quarter ended September 30, 2002, from $107.8 million for the quarter ended September 30, 2001. This decrease was primarily the result of lower sales prices for our nitrogen products and lower sales volumes for our nitrogen, DAP and potash products. These decreases were partially offset by higher sales prices for DAP.

The following tables summarize our sales results by product categories for the three months ended September 30:

			%
	2002	2001	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$ 53,738	$ 64,083	(16%)
DAP	27,175	24,557	11%
Potash	16,409	19,028	(14%)
Other	204	175	17%

Net Sales	$ 97,526	$107,843	(10%)

			%
	2002	2001	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Ammonia	158	189	(16%)
Ammonium nitrate	147	123	20%
Urea	86	126	(32%)
Nitrogen solutions	120	79	52%
Nitric acid	5	21	(76%)
Total Nitrogen	516	538	(4%)

DAP	187	210	(11%)
Potash	192	222	(14%)

			%
	2002	2001	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 104	$ 119	(13%)
DAP	$ 145	$ 117	24%
Potash	$ 85	$ 86	(1%)

NITROGEN. Our nitrogen net sales decreased 16% as a result of a 13% reduction in sales prices and a 4% reduction in sales volumes.

Our ammonia sales volumes decreased 16% and our ammonia sales prices decreased 9%. Substantially all of our ammonia sales are to industrial customers. During the quarter, we reduced production due to the (a) unfavorable relationship between ammonia sales prices and the cost of natural gas and (b) decreased sales to industrial customers caused in part by a slowdown in economies worldwide. Sales prices were lower as a result of reduced industrial demand, and new production that came on-line in Trinidad during the summer of 2002. By the end of the quarter, ammonia prices had increased in response to a temporarily reduced supply in world markets.

Ammonium nitrate sales volumes increased 20%, while sales prices decreased 10%. The increase in sales volumes is primarily due to lower beginning inventories at the distributor and dealer level, causing the distributors and dealers to replenish their stocks throughout the fall of 2002. In addition, increased fall/winter wheat plantings and good weather conditions for pasture applications in the southern U.S. had a positive effect on ammonium nitrate demand. Prices were negatively affected by increased U.S. production. According to The Fertilizer Institute, an industry trade group, U.S. ammonium nitrate production increased 13% for the July to September 2002 time period compared to the same prior-year period.

Urea sales volumes decreased 32% and sales prices decreased 14%. The decrease in sales volumes is primarily related to decreased urea melt sales caused by Melamine Chemical Inc.'s ("MCI") closure in January 2002 of its plant in Donaldsonville, Louisiana. We sold MCI approximately 49,000 tons of urea melt during the quarter ended September 30, 2001. This decrease in sales volumes was partially offset by increased sales of prilled urea. The loss of the urea melt tons, which were at higher net sales prices relative to other urea products at the time, combined with increased industry production levels, resulted in lower sales prices.

Nitrogen solutions sales volumes increased 52%, while sales prices decreased 2%. Sales volumes increased because customers purchased product early in response to continued low pricing with the anticipation of higher prices in the 2003 spring planting season. We believe the average sales price declined less for nitrogen solutions than for other nitrogen products because of reduced imports resulting from the positive preliminary determinations in our anti-dumping trade action with a consortium of other producers against Russia, Belarus, and the Ukraine related to the importation of unfairly priced nitrogen solutions. This trade action is more particularly described in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission under the heading "Outlook" in Part II, Item 7.

PHOSPHATES. DAP sales volumes decreased 11%, while sales prices increased 24%. Mechanical problems, limited availability of certain raw materials (sulfuric acid and sulfur), and the impact of tropical storms during the quarter resulted in decreased production of approximately 13,000 tons at our Pascagoula facility. As a result, sales volumes were lower. Sales prices were higher because international market conditions had improved from the quarter ended September 30, 2001, due to increased shipments to China. In addition, stronger domestic markets during our first fiscal quarter, compared to the prior-year quarter, positively impacted sales prices.

POTASH. Potash sales volumes decreased 14% and sales prices decreased 1%. Sales volumes were lower due to a reduction in export sales volumes due to unfavorable pricing. In addition, we had lower industrial sales volumes due to reduced contract tonnage and less volume being sold into the oilfield service industry.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold decreased to $95.9 million for the quarter ended September 30, 2002, from $106.7 million for the quarter ended September 30, 2001. As a percentage of net sales, cost of products sold decreased to 98% for the quarter ended September 30, 2002, from 99% for the quarter ended September 30, 2001. This decrease was primarily the result of lower costs per ton for our nitrogen and potash products, partially offset by higher costs per ton for DAP. The average domestic natural gas price for our domestic operations, net of futures gains and losses, decreased 10% to $2.97 per MMBtu for the quarter ended September 30, 2002.

NITROGEN. Our nitrogen costs per ton decreased 10% primarily as a result of lower natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities decreased approximately 11% from $3.32 to $2.95 per MMBtu. During the quarter ended September 30, 2002, we also had lower costs because our purchases of ammonia from third parties were at lower prices. In addition, we recorded a higher-than-normal recovery and sale of precious metals used as catalysts during prior periods at our Yazoo City production facility.

During the quarter ended September 30, 2002, we recorded a $16,000 loss from our joint venture ammonia plant in Trinidad, Farmland MissChem. During the quarter ended September 30, 2001, we recorded equity earnings from Farmland MissChem of $3.5 million. The reduction in earnings was primarily related to a scheduled maintenance turnaround during the quarter ended September 30, 2002. Earnings or losses from Farmland MissChem are recorded as a component of our cost of products sold.

PHOSPHATES. Our DAP costs per ton increased 20% for the quarter ended September 30, 2002. This increase was primarily the result of higher raw material costs for phosphate rock, sulfur and sulfuric acid, partially offset by lower raw material costs for ammonia. Sulfuric acid and sulfur raw material costs were higher as a result of short supply of such products in the market.

POTASH. Our potash costs per ton decreased 7% for the quarter ended September 30, 2002. This decrease was primarily the result of lower electricity costs and lower fixed costs per ton due to higher production volumes achieved by improved ore grades.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses increased to $7.4 million for the quarter ended September 30, 2002, from $7.1 million for the quarter ended September 30, 2001. This increase resulted primarily from increased costs for insurance and expenses associated with our refinancing efforts. These higher costs were partially offset by the absence of goodwill amortization. At June 30, 2002, the Company in accordance with SFAS No. 121 wrote off the remaining balance of goodwill because the related assets were determined to be permanently impaired. As a percentage of net sales, selling, general and administrative expenses increased to 8% for the quarter ended September 30, 2002, from 7% for the quarter ended September 30, 2001.

On October 10, 2002, our nitrogen facility in Donaldsonville, Louisiana, announced a reduction in its workforce by 32 employees. We incurred severance costs of approximately $831,000 related to benefits paid which will be reflected in our second quarter of fiscal 2003.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $5.3 million for the quarter ended September 30, 2002, from $6.6 million for the quarter ended September 30, 2001. This decrease resulted from reduced idle plant costs at our nitrogen facilities. Portions of our ammonia and nitric acid production capacities were idled for various periods during the quarter ended September 30, 2002. During the quarter ended September 30, 2001, portions of our ammonia, nitric acid and urea production capacities were idled. These capacities were idled primarily as a result of the unfavorable relationship between product prices and the cost of natural gas.

OPERATING LOSS

NITROGEN. Operating loss for our nitrogen segment was $9.0 million for the quarter ended September 30, 2002, compared to $9.1 million for the quarter ended September 30, 2001. During the current-year quarter, lower nitrogen sales volumes and prices were offset by the effects of lower natural gas costs. We also recorded a $16,000 loss from our joint venture ammonia plant in Trinidad, Farmland MissChem. During the prior-year quarter, we recorded equity income from Farmland MissChem of $3.5 million.

PHOSPHATES. Operating loss for our phosphate segment was $501,000 for the quarter ended September 30, 2002, compared to a $1.3 million loss for the quarter ended September 30, 2001. During the current year quarter, DAP sales prices increased 24% and were partially offset by reduced volumes of 11% and higher raw material costs.

POTASH. Our potash segment operating loss for the quarter ended September 30, 2002, was $1.1 million, as compared to $2.3 million for the quarter ended September 30, 2001. Potash sales volumes declined 14% during the quarter ended September 30, 2002, when compared to the quarter ended September 30, 2001. This decrease was offset by lower energy costs and fixed costs per ton due to improved ore grades that increased production volumes.

INTEREST, NET

Our net interest expense for the quarter ended September 30, 2002, decreased to $6.6 million from $7.7 million. This decrease was the result of lower average interest rates and lower average debt balances under our revolving credit facility during the quarter ended September 30, 2002. As discussed below in this Item 2 under the heading "Liquidity and Capital Resources - The Harris Bank Facility," we expect our interest expense to increase for the remainder of fiscal 2003.

OTHER INCOME

Other income decreased to $536,000 from $3.2 million. During the quarter ended September 30, 2001, other income primarily consisted of gains recognized from the sale of non-core assets.

INCOME TAX EXPENSE (BENEFIT)

For the quarter ended September 30, 2002, our income tax expense was $6.4 million, as compared to an income tax benefit of $9.1 million for the quarter ended September 30, 2001. This income tax expense is primarily the result of U.S. taxes on cumulative foreign earnings, as more particularly described above under the heading "Critical Accounting Policies - Deferred Taxes," partially offset by tax benefits resulting from our net losses. In addition to the U.S. tax expense resulting from the debt guarantee, we are providing tax benefits based on an estimated annual effective tax rate of approximately 34.6%. This rate reflects our anticipation of establishing valuation allowances for all deferred tax assets arising from state net operating loss carryforwards generated during the year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had cash and cash equivalents of $3.8 million, compared to $2.0 million at June 30, 2002, an increase of approximately $1.8 million.

OPERATING ACTIVITIES

Our net cash used in operating activities was $2.1 million for the three-month period ended September 30, 2002, and included a $14.9 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002. Our net cash provided by operating activities was $6.7 million for the three-month period ended September 30, 2001.

INVESTING ACTIVITIES

Our net cash used in investing activities was $3.6 million for the three-month period ended September 30, 2002, and included $4.1 million in capital expenditures for normal improvements and modifications to our facilities deemed necessary for safe and efficient operations, partially offset by $533,000 for other miscellaneous activities. For the three-month period ended September 30, 2001 our net cash provided by investing activities was $4.7 million, and included $4.8 million in proceeds from the sale of non-core assets. These proceeds were partially offset by $2.9 million in capital expenditures for normal improvements and modifications to our facilities that were necessary for safe and efficient operations.

FINANCING ACTIVITIES

Our net cash provided by financing activities was $7.5 million for the three-month period ended September 30, 2002, which reflected the excess of debt borrowings over our payments under our revolving credit facility. Our net cash used in financing activities was $21.1 million for the three-month period ended September 30, 2001, which reflected net debt payments under our revolving credit facility.

          The Harris Bank Facility.

          On November 15, 2002, we amended and restated our $200.0 million secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of ten commercial banks (the "Existing Harris Facility") to extend the facility's maturity from November 25, 2002, to November 10, 2003, reduce the commitment to $165.0 million, and provide for other amendments that are less favorable than the Existing Harris Facility (the "Amended Harris Facility"). Since the maturity date of the Amended Harris Facility is within twelve months of the date of this report, the borrowings under the facility are reflected as a current liability on our balance sheet. The provisions of the Amended Harris Facility generally described below are more particularly described in the amended and restated credit agreement (the "Credit Agreement") filed as an exhibit to this Form 10-Q.

                    Rates and Fees. The Amended Harris Facility consists of "A Loans" and "B Loans" (collectively, the "Loans"). The B Loans constitute a continuation of the $105 million principal amount of B Loans outstanding under the Existing Harris Facility. Loans which are not B Loans are A Loans. The Loans and the commitments of the lenders under the Amended Harris Facility are subject to mandatory prepayments and mandatory commitment reductions as described below. The Loans bear interest at rates equal to the sum of (i) the greater of (a) the Prime Rate or (b) the Federal Funds Rate plus 1/2%, plus (ii) an "Applicable Margin." The Applicable Margin is 5% on the first $105 million outstanding under the Amended Harris Facility and 1% on all amounts outstanding in excess of $105 million; provided, that once the amount of mandatory prepayments and commitment reductions on the Amended Harris Facility equals or exceeds $52.5 million, the Applicable Margin will reduce to 3%.

                    We incurred approximately $3.5 million in costs and fees to close the Amended Harris Facility. We are obligated to pay a facility fee equal to 0.5% per annum of the commitment ($825,000) payable quarterly in arrears.

                    Our weighted average interest rate under the Existing Harris Facility was 6.17% at September 30, 2002. As of such date, we had letters of credit outstanding in the amount of $1.0 million that lowered our borrowing availability and borrowings outstanding in the amount of approximately $117.7 million. Based on our borrowing base calculation under the Existing Harris Facility as of September 30, 2002, we had approximately $66.0 million of additional borrowing capacity. As of November 15, 2002, we estimate our weighted average interest rate under the Amended Harris Facility to be 8.4%, our borrowings outstanding to be $133.5 million, and our borrowing availability under the revised borrowing base calculation to be $28.1 million.

                    Collateral Security and Guarantees. The A Loans are secured by a first priority lien on our inventory, accounts receivable, spare parts, and substantially all remaining assets which are not Principal Properties (as defined below in this paragraph) (collectively, the "Non-Principal Properties"). The B Loans are secured by (a) a first priority lien on our four domestic operating facilities and related real estate, the equity of the subsidiaries that own such facilities, and similar after-acquired properties and securities (collectively, the "Principal Properties") to the extent permitted by the Indenture governing our Senior Notes (as defined below under the heading "The Senior Notes") and (b) a second priority lien on the Non-Principal Properties. The Loans are guaranteed by all of the Company's domestic subsidiaries and a foreign subsidiary, Mississippi Chemical Holdings, Inc., which indirectly owns the Company's equity interest in Farmland MissChem. For information regarding the tax effect of this foreign subsidiary guarantee, see the discussion in Part I, Item 2, of this Form 10-Q under the headings "Critical Accounting Policies - Deferred Taxes," and "Results of Operations - Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001 - Income Tax Expense (Benefit)."

                    Borrowing Base. The Amended Harris Facility provides for maximum borrowings up to the lesser of: $165.0 million (the "Loan Limit"), or the "Borrowing Base" that is equal to (a) the sum of (i) 85% of eligible accounts receivable, (ii) 65% of eligible inventory (subject to a $45 million limit), (iii) 50% of eligible spare parts, plus 75% of the appraised orderly liquidation value of Non-Principal Properties not included in items (a)(i)-(iii) above (subject to a combined $15 million limit), and (iv) $105 million (subject to reduction for mandatory prepayments); minus (b) $12.5 million through March 31, 2002, and $15 million thereafter (the "Block Amount"). To borrow the Loan Limit, the Borrowing Base (including the Block Amount) must equal or exceed $165 million. If the Borrowing Base is less than the Loan Limit, the Loans shall not exceed the Borrowing Base. The Amended Harris Facility also permits up to $20 million of letters of credit, which lower borrowing availability.

                    Covenants. The Amended Harris Facility (a) requires us to generate certain minimum levels of EBITDA (as defined in the Credit Agreement), (b) limits our capital expenditures, (c) prohibits the repurchase of our outstanding shares and the payment of dividends, (d) obligates us to actively and continuously market our equity interest in Farmland MissChem, (e) provides for certain commitment reductions equal to 50% of our Excess Cash Flow (as defined in the Credit Agreement), (f) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions, tax refunds, and equity issues, (g) permits the voluntary prepayment of the Loans at any time without penalty, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for revolving credit facilities of this type.

          The Industrial Revenue Bonds. In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds, the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The bonds issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The bonds may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. We were in compliance with the terms and conditions related to the bonds as of September 30, 2002.

          The Senior Notes. On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a $300.0 million shelf registration statement filed with the Securities and Exchange Commission. Semiannual interest payments of approximately $7.3 million are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. We were in compliance with the terms and conditions related to the Senior Notes as of September 30, 2002.

          The Farmland Bankruptcy. On May 31, 2002, our joint venture partner at Farmland MissChem, Farmland Industries, Inc. ("FII"), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri ("Bankruptcy Court"). This filing and FII's default under its offtake agreement with Farmland MissChem are events of default under Farmland MissChem's loan agreement with Eximbank. Accordingly, Eximbank may demand immediate payment of all or any portion of the principal amount of its loan with Farmland MissChem. Because of this default at June 30, 2002, the total loan obligation to Eximbank was reclassified as a current liability on Farmland MissChem's balance sheet. FII is continuing to purchase and pay for ammonia shipped under the offtake agreement after its bankruptcy filing. FII is approximately $5.0 million in arrears to Farmland MissChem under the offtake agreement. As of the date of this filing, Eximbank has not demanded immediate payment of the loan. Farmland MissChem is continuing to repay the loan obligation with Eximbank based on the original repayment schedule. We believe that FII's equity interest in Farmland MissChem represents a valuable asset to FII and, therefore, we expect FII to cure all defaults under the offtake agreement. Since the date of its bankruptcy petition, FII has publicly stated its intention to dispose of its equity interest in Farmland MissChem as a part of the sale of all of its nitrogen fertilizer holdings.

          Liquidity. Based on projected natural gas and product market prices as of the date of this filing, and our current natural gas hedge positions, we believe that our existing cash, cash generated from operations, and cash available under the Amended Harris Facility should be sufficient to satisfy our financing requirements for operations and capital projects through maturity of the Amended Harris Facility. Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, the increased natural gas costs will have a material adverse impact on our liquidity and results of operations. We estimate our capital expenditure requirements for fiscal 2003 to be approximately $20-23 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations. We anticipate that we will be able to complete replacement financing prior to maturity of the Amended Harris Facility. However, no assurance can be given that we will be able to obtain new financing in adequate amounts, and any such financing may contain terms, particularly interest rates and fees, not as favorable as those under the Amended Harris Facility.

OUTLOOK

For the remainder of fiscal 2003, there are positive factors in the agricultural outlook. Nitrogen product inventory at the producer level as of September 2002 is down 23% from levels experienced last year, according to The Fertilizer Institute, an industry trade group.

Projections for production of corn from this year's crop have dropped to 7-year lows in the U.S. according to the September 2002 USDA Crop Production report. This low production level is expected to result in some of the lowest ending stocks-to-use ratio in the last 20 years, both domestically and internationally. These conditions have been reflected in the futures market, where grain prices have strengthened. Combined with a better economic outlook for the domestic farming community, in part because of the Farm Security and Rural Investment Act of 2002, these factors have resulted in stronger agricultural fundamentals than have existed over the last three fiscal years.

The favorable preliminary decisions of the International Trade Commission ("ITC") and the U.S. Department of Commerce ("DOC") in our effort to seek relief from unfairly traded nitrogen solutions from Russia, the Ukraine, and Belarus (as described in more detail in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission) have already been a very positive step in addressing these unfair imports. We anticipate final determinations by the ITC and DOC in March and April of 2003, respectively.

Notwithstanding this positive outlook, the volatility in natural gas prices is still prevalent. As we move into the winter of fiscal 2003, weather, oil prices (particularly as impacted by the possibility of war in the Middle East), and the U.S. economic recovery are among the important influences on natural gas prices. Despite the fact that gas inventories are high by historical standards, natural gas prices remain at high levels. To maximize results in the current environment, we continue to determine operating levels for our nitrogen plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. We believe that world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online.

The majority of our DAP is sold into export markets by PhosChem. While DAP fundamentals appeared strong at quarter's end, prices have since softened due to increased production by domestic producers, higher than anticipated Chinese inventories and lower fall applications in the U.S. due to wet weather conditions. We anticipate China to continue importing contract levels of DAP through calendar 2002; however, the amount imported could be reduced in fiscal 2003 if a recent proposal is enacted that would limit cadmium levels in fertilizer. This limitation could represent a potential non-tariff trade barrier for U.S. DAP exporters; however, the seriousness of this proposal and its actual impact on us cannot be determined at this time. In the long-term, the accession of China to the World Trade Organization should be positive for the DAP industry. Domestic demand for DAP will continue to be supported by the potential for increased acreage planted in the spring due to higher corn prices.

In the fall of 2002, our Pascagoula, Mississippi, facility experienced significant rainfall levels as a result of two tropical storms. This will negatively impact our December 31, 2002, operating cost because water treatment costs are expected to increase approximately $800,000.

The success of our potash segment will depend primarily on increases of currently low potash sales prices and the continued improvement of ore grades mined. We are continuing to operate our East Facility at reduced rates due to market conditions. During the reduced operating mode, maximum production at the East Facility will be approximately 400,000 tons depending on ore grades. In addition, we estimate our annual production at our North facility to be approximately 500,000 tons.

Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable terminology. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas market, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U. S. government policies, weather, and changes in agricultural production methods, (iv) the increased costs and covenant restrictions associated with our revolving credit facility, (v) the availability and cost of capital and our ability to refinance our revolving credit facility, (vi) possible unscheduled plant outages and other operating difficulties, (vii) price competition and capacity expansions and reductions from both domestic and international competitors, (viii) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (ix) the relative unpredictability of international and local economic conditions, (x) the relative value of the U.S. dollar, (xi) regulations regarding the environment and the sale and transportation of fertilizer products, (xii) oil costs and the impact of possible war in the Middle East, (xiii) the continuing efficacy of unfair trade remedies, and the outcome of pending unfair trade remedy (antidumping) cases, and (xiv) other important factors affecting the fertilizer industry and us as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

OVERVIEW. We are exposed to changes in natural gas prices and interest rates. For more information about how we manage specific risk exposures, see "Critical Accounting Policies - Hedging Activities", Note 12 - Hedging Activities, and Note 5 - Credit Agreements and Long-Term Debt in our Notes to Consolidated Financial Statements appearing in Item 8 of our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

NATURAL GAS. To manage our natural gas price risks, we enter into derivative transactions as the opportunity arises. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments that mature at various dates. We do not hold or issue derivative instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices.

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At September 30, 2002, the fair value of open positions was calculated by valuing each position using September 30, 2002, quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties. We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $1.8 million at September 30, 2002. Changes in the fair value of such derivative instruments have a high correlation to changes in the spot price of natural gas purchased, which prices are affected by a variety of factors including weather conditions, oil prices, industrial production levels, and the state of the U.S. economy.

INTEREST. At September 30, 2002, our weighted average interest rate was 6.17% under the Existing Harris Facility. For the quarter ended September 30, 2002, our interest rates were related to the Prime Rate, the London Interbank Offered Rate, or Federal Funds Rate plus a margin. Under the Amended Harris Facility, our rates are related to the Prime Rate or Federal Funds Rate, plus an increased margin. For more information on our debt subject to a variable rate of interest, see the heading "Liquidity and Capital Resources - The Harris Bank Facility," in Part 1, Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Charles O. Dunn, our President and Chief Executive Officer, and Timothy A. Dawson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Dunn and Dawson concluded that, as of the date of their evaluation, our disclosure controls were effective.

INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

See Index of Exhibits on page 39.

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSISSIPPI CHEMICAL CORPORATION

Date: November 19, 2002	By: /s/ Timothy A. Dawson
Timothy A. Dawson
Senior Vice President and Chief Financial
Officer
(Principal Financial Officer and Chief
Accounting Officer)

CERTIFICATION

I, Charles O. Dunn, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Mississippi Chemical Corporation;

2.  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                                                        /s/ Charles O. Dunn

                                                                        Charles O. Dunn

                                                                        President and Chief Executive Officer

CERTIFICATION

I, Timothy A. Dawson, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Mississippi Chemical Corporation;

2.  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

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

*
10.1	Amended and Restated Credit Agreement among the Company and the Lenders Party Thereto and Harris Trust and Savings Bank, as Administrative Agent, dated as of November 15, 2002	+
10.2	Mississippi Chemical Corporation Amended and Restated Guaranty Agreement dated as of November 15, 2002	+
10.3	Mississippi Chemical Holdings, Inc. Guaranty Agreement dated as of November 15, 2002	+
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

*

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
10.8

Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 001-12217, and incorporated herein by reference.

*
10.9

Amendment No. 5, effective as of July 1, 2000, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.10

Amendment No. 6, effective as of July 1, 2001, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.11

Employment Agreement entered into as of August 1, 2002, by and between Charles O. Dunn and the Company, which amends, restates, and supersedes in its entirety that certain Severance Agreement between the Company and Mr. Dunn entered into as of July 29, 1996; filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.12

Schedule identifying Employment Agreements of Named Executive Officers substantially identical to the Employment Agreement included as Exhibit 10.13 to the Company's Annual Report on Form 10-K; filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

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
10.18

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

* Incorporated by reference.

+ Attached as an exhibit to this 10-Q filing.

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