Form 10-Q
period 2002-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2003-02-14
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2002

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2002

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

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

               The number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2003.

Class	Number of Shares
Common Stock, $0.01 par value	26,211,633

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page
			Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Financial Statements

		Consolidated Statements of Income	3
		Three months ended December 31, 2002 and 2001 and
		Six months ended December 31, 2002 and 2001

		Consolidated Balance Sheets	4 - 5
		December 31, 2002 and June 30, 2002

		Consolidated Statements of Shareholders' Equity	6
		Fiscal Year ended June 30, 2002 and
		Six months ended December 31, 2002

		Consolidated Statements of Cash Flows	7
		Six months ended December 31, 2002 and 2001

		Notes to Consolidated Financial Statements	8 - 23

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	24 - 44

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	45

	Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION:

	Item 4.	Submission of Matters to a Vote of Security Holders	46

	Item 6.	Exhibits and Reports on Form 8-K	46

	Signatures		46

	Certifications		47 - 48

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Net sales	$116,826	$116,014	$214,352	$223,858

Operating expenses:
Cost of products sold	115,418	107,541	211,301	214,235
Selling, general and
administrative	7,353	6,485	14,713	13,633
Impairment of long-lived assets	12,351	-	12,351	-
Other	386	1,233	5,731	7,851
	135,508	115,259	244,096	235,719

Operating (loss) income	(18,682)	755	(29,744)	(11,861)

Other (expense) income:
Interest, net	(7,645)	(6,964)	(14,218)	(14,650)
Other	4,002	679	4,538	3,880

Loss before income taxes	(22,325)	(5,530)	(39,424)	(22,631)

Income tax benefit	(8,153)	(4,360)	(1,747)	(13,411)

Net loss	$ (14,172)	$ (1,170)	$ (37,677)	$ (9,220)

Loss per share - basic and
diluted (see Note 3)	$ (0.54)	$ (0.04)	$ (1.44)	$ (0.35)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	June 30,
	2002	2002
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 4,432	$ 1,989
Accounts receivable, net	49,012	46,384

Inventories:
Finished products	38,542	25,865
Raw materials and supplies	5,884	6,120
Replacement parts	35,053	34,761
Total inventories	79,479	66,746

Income tax receivable	-	14,971
Prepaid expenses and other current assets	13,537	3,784
Deferred income taxes	2,344	1,394

Total current assets	148,804	135,268

Investments in affiliates	109,615	106,972

Other assets	7,063	7,071

Property, plant and equipment, at cost	821,289	840,797
less accumulated depreciation, depletion and
amortization	(459,285)	(459,823)
Property, plant and equipment, net	362,004	380,974

	$ 627,486	$ 630,285

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,	June 30,
	2002	2002
	(In thousands, except per share data)

Current liabilities:
Long-term debt due within one year	$ 142,414	$ 110,172
Accounts payable	38,376	35,948
Accrued liabilities	10,613	11,129
Total current liabilities	191,403	157,249

Long-term debt	214,241	214,215

Other long-term liabilities and deferred credits	16,306	12,540

Deferred income taxes	65,083	66,805

Shareholders' equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,976)	280	280
Additional paid-in capital	306,063	305,901
Accumulated deficit	(140,735)	(102,577)
Accumulated other comprehensive income	3,458	4,983
Treasury stock, at cost (1,778 and
1,809 shares)	(28,613)	(29,111)
Total shareholders' equity	140,453	179,476

	$ 627,486	$ 630,285

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

DECEMBER 31, 2002

(Unaudited)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-In	(Accumulated)	Comprehensive	Treasury
	Stock	Capital	(Deficit)	(Loss) Income	Stock	Total
(In thousands)

Balances, July 1, 2001	$ 280	$ 305,901	$ 18,963	$ (5,808)	$(29,579)	$289,757
Comprehensive loss:
Net loss	-	-	(121,196)	-	-	(121,196)
Net change in
unrealized loss on
hedges, net of tax
expense of $6,474	-	-	-	10,791	-	10,791

Comprehensive loss	-	-	(121,196)	10,791	-	(110,405)

Treasury stock, net	-	-	(344)	-	468	124

Balances, June 30, 2002	280	305,901	(102,577)	4,983	(29,111)	179,476
Comprehensive loss:
Net loss	-	-	(37,677)	-	-	(37,677)
Net change in
unrealized gain on
hedges, net of tax
benefit of $848	-	-	-	(1,525)	-	(1,525)

Comprehensive loss	-	-	(37,677)	(1,525)	-	(39,202)

Stock based
compensation	-	162	-	-	-	162
Treasury stock, net	-	-	(481)	-	498	17

Balances,
December 31, 2002	$ 280	$ 306,063	$ (140,735)	$ 3,458	$(28,613)	$140,453

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$ (37,677)	$ (9,220)
Reconciliation of net loss to net cash (used in)
provided by operating activities:
Net change in operating assets and liabilities	(24,105)	11,645
Refund of federal taxes pursuant to the Job
Creation and Workforce Assistance Act of 2002	14,871	-
Depreciation, depletion and amortization	20,576	22,334
Impairment of long-lived assets	12,351	-
Change in deferred loss on hedging activities,
net of tax	579	619
Deferred income taxes	(1,409)	(13,240)
Equity earnings in unconsolidated affiliates	(3,823)	(7,318)
Other	(2,367)	(3,160)

Net cash (used in) provided by operating activities	(21,004)	1,660

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,828)	(5,126)
Proceeds from sale of assets	33	5,018
Other	1,000	3,300

Net cash (used in) provided by investing activities	(8,795)	3,192

Cash flows from financing activities:
Debt proceeds	157,774	115,345
Debt payments	(125,532)	(129,954)

Net cash provided by (used in) financing activities	32,242	(14,609)

Net increase (decrease) in cash and cash equivalents	2,443	(9,757)

Cash and cash equivalents - beginning of period	1,989	11,797

Cash and cash equivalents - end of period	$ 4,432	$ 2,040

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation and its subsidiaries. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and the six-month periods ended December 31, 2002 and 2001, our financial position at December 31, 2002 and June 30, 2002, our consolidated statements of shareholders' equity for the six months ended December 31, 2002 and the year ended June 30, 2002, and our cash flows for the six months ended December 31, 2002 and 2001. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2002, audited financial statements.

Our business is seasonal; therefore, the results of operations for the periods ended December 31, 2002, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - LONG-TERM DEBT DUE WITHIN ONE YEAR

On November 15, 2002, we amended and restated our $200.0 million secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of ten commercial banks to extend the facility's maturity from November 25, 2002, to November 10, 2003, reduce the commitment to $165.0 million, and provide for other amendments that are less favorable to us (the "Amended Harris Facility"). On January 2, 2003, the commitment was automatically reduced to $163.5 million in accordance with the Amended Harris Facility due to the sale of a non-core asset. Since the maturity date of the Amended Harris Facility is within twelve months of the date of this report, the borrowings under the facility are reflected as a current liability on our balance sheet. The provisions of the Amended Harris Facility generally described below are more particularly described in the amended and restated credit agreement (the "Credit Agreement") filed as an exhibit to our September 30, 2002 Form 10-Q.

The Amended Harris Facility consists of "A Loans" and "B Loans" (collectively, the "Loans"). The B Loans constitute a continuation of the $105 million principal amount of B Loans outstanding as of November 15, 2002. Loans which are not B Loans are A Loans. The Loans and the commitments of the lenders under the Amended Harris Facility are subject to mandatory prepayments and mandatory commitment reductions as described below. The Loans bear interest at rates equal to the sum of (i) the greater of (a) the Prime Rate or (b) the Federal Funds Rate plus 1/2%, plus (ii) an "Applicable Margin." The Applicable Margin is 5% on the first $105 million outstanding under the Amended Harris Facility and 1% on all amounts outstanding in excess of $105 million; provided, that once the amount of mandatory prepayments and commitment reductions on the Amended Harris Facility equals or exceeds $52.5 million, the Applicable Margin will reduce to 3%.

We incurred approximately $4.0 million in costs and fees to close the Amended Harris Facility. We are obligated to pay a facility fee equal to 0.5% per annum of the commitment ($825,000) payable quarterly in arrears (see Note 7).

Our weighted average interest rate under the Amended Harris Facility was 7.7% for the quarter and 8.2% at December 31, 2002. We had letters of credit outstanding as of December 31, 2002, in the amount of $500,000 that lowered our borrowing availability and borrowings outstanding in the amount of approximately $142.4 million. Based on our borrowing base calculation under the Amended Harris Facility, we had additional borrowing capacity of approximately $22.1 million as of December 31, 2002, and approximately $18.8 million as of February 7, 2003.

The A Loans are secured by a first priority lien on our inventory, accounts receivable, spare parts, and substantially all remaining assets which are not Principal Properties (as defined below in this paragraph) (collectively, the "Non-Principal Properties"). The B Loans are secured by (a) a first priority lien on our four domestic operating facilities and related real estate, the equity of the subsidiaries that own such facilities, and similar after-acquired properties and securities (collectively, the "Principal Properties") to the extent permitted by the Indenture governing our Senior Notes (see the heading "Liquidity and Capital Resources - Financing Activities - The Senior Notes," in Part 1, Item 2 of this report) and (b) a second priority lien on the Non-Principal Properties. The Loans are guaranteed by all of our domestic subsidiaries and a foreign subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"). MCHI indirectly owns our equity interest in Farmland MissChem Limited ("Farmland MissChem"). For information regarding the tax effect of this foreign subsidiary guarantee, see the discussion in Part I, Item 2, of this Form 10-Q under the headings "Critical Accounting Policies - Deferred Taxes," and "Results of Operations - Six Months Ended December 31, 2002 Compared to the Six Months Ended December 31, 2001 - Income Tax Benefit."

The Amended Harris Facility provides for maximum borrowings up to the lesser of: $163.5 million (the "Loan Limit"), or the "Borrowing Base" that is equal to (a) the sum of (i) 85% of eligible accounts receivable, (ii) 65% of eligible inventory (subject to a $45 million limit), (iii) 50% of eligible spare parts, plus 75% of the appraised orderly liquidation value of Non-Principal Properties not included in items (a)(i)-(iii) above (subject to a combined $15 million limit), and (iv) $105 million (subject to reduction for mandatory prepayments); minus (b) $12.5 million through March 31, 2003, and $15 million thereafter (the "Block Amount"). To borrow the Loan Limit, the Borrowing Base (including the Block Amount) must equal or exceed $163.5 million. If the Borrowing Base is less than the Loan Limit, the Loans shall not exceed the Borrowing Base. The Amended Harris Facility also permits up to $20 million of letters of credit, which lower borrowing availability.

The Amended Harris Facility (a) requires us to generate certain minimum levels of EBITDA (as defined in the Credit Agreement), (b) limits our capital expenditures, (c) prohibits the repurchase of our outstanding shares and the payment of dividends, (d) obligates us to actively and continuously market our equity interest in Farmland MissChem, (e) provides for certain commitment reductions equal to 50% of our Excess Cash Flow (as defined in the Credit Agreement), (f) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions, tax refunds, and equity issues, (g) permits the voluntary prepayment of the Loans at any time without penalty, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for revolving credit facilities of this type. We were in compliance with all covenants as of December 31, 2002, and as of the date of this filing.

Natural gas prices remain volatile and high compared to historical levels. If these prices continue at their current high levels or increase without corresponding increases in the market prices for our products, our increased natural gas costs will continue to have a material adverse effect on our liquidity and results of operations. Based on our projected natural gas and product prices as of the date of this filing, we believe that there is a reasonable probability that we will not be in compliance with our EBITDA covenant under the Amended Harris Facility for the quarter ended March 31, 2003. If we are not in compliance, then we must obtain a waiver from the Harris Bank syndicate. If we cannot obtain a waiver, or if the terms of a waiver restrict our ability to borrow funds under the Amended Harris Facility, our liquidity will be materially adversely affected. Given our projected natural gas and product prices as of the date of this filing, we believe that we will have sufficient availability under the Amended Harris Facility for the remainder of fiscal 2003 to continue operating our business as currently conducted. However, due to the volatility in the markets that affect our business, there can be no assurance that we will have such availability.

NOTE 3 - EARNINGS PER SHARE

The number of weighted average common shares outstanding, net of treasury shares, used in our diluted earnings per share computations for the three months ended December 31, 2002 and 2001 were 26,175,000 and 26,132,000, respectively. The number of weighted average common shares outstanding, net of treasury shares, used in our diluted earnings per share computations for the six months ended December 31, 2002 and 2001 were 26,172,000 and 26,132,000, respectively. Options outstanding at December 31, 2002 and 2001, were not included in our computations of diluted loss per share as a result of incurring a net loss in each of the three-month and six-month periods, which renders the options anti-dilutive.

NOTE 4 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces anhydrous ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. However, on December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana. Urea production ended on January 31, 2003 (see Note 8). We distribute these products to fertilizer dealers, distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP"). The majority of our DAP is marketed to agricultural users in international markets through a separate export association. Our potash segment mines and produces agricultural and industrial potash products that are sold to fertilizer dealers, distributors, and industrial accounts, primarily for use in the southern and western regions of the United States, and into export markets. Below is our segment information for the three-month and six-month periods ended December 31, 2002 and 2001. The Other caption includes corporate and consolidating eliminations.

	Three months ended December 31, 2002
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 75,256	$ 26,497	$ 15,073	$ -	$116,826
Net sales - intersegment	5,382	2	-	(5,384)	-
Operating loss	(14,400)	(4,012)	(270)	-	(18,682)
Depreciation, depletion and
amortization	5,788	1,422	1,809	1,469	10,488
Capital expenditures	3,441	980	1,233	36	5,690

	Three months ended December 31, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 69,948	$ 27,972	$18,094	$ -	$116,014
Net sales - intersegment	4,957	22	-	(4,979)	-
Operating income (loss)	428	954	(1,395)	768	755
Depreciation, depletion and
amortization	6,908	1,402	1,694	1,161	11,165
Capital expenditures	228	1,104	895	41	2,268

	Six months ended December 31, 2002
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$129,183	$ 53,687	$31,482	$ -	$214,352
Net sales - intersegment	10,058	17	-	(10,075)	-
Operating loss	(23,415)	(4,513)	(1,349)	(467)	(29,744)
Depreciation, depletion and
amortization	11,524	2,858	3,567	2,627	20,576
Capital expenditures	4,976	1,736	2,995	121	9,828

	Six months ended December 31, 2001
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$134,199	$ 52,537	$37,122	$ -	$223,858
Net sales - intersegment	10,864	35	-	(10,899)	-
Operating (loss) income	(8,628)	(333)	(3,677)	777	(11,861)
Depreciation, depletion and
amortization	13,849	2,797	3,447	2,241	22,334
Capital expenditures	2,279	1,515	1,209	123	5,126

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity. The components of comprehensive income that relate to us are net income or loss and unrealized gains or losses on our natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130, "Reporting Comprehensive Income," are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive income during the six months ended December 31, 2002, are included below.

	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Net unrealized gain on natural gas hedging
activities at June 30, 2002	$ 7,973	$ (2,990)	$ 4,983

Net unrealized gain arising during period	5,888	(2,312)	3,576
Reclassification adjustment for net gains
realized in net loss	(8,261)	3,160	(5,101)

Net unrealized gain on natural gas hedging
activities at December 31, 2002	$ 5,600	$ (2,142)	$ 3,458

NOTE 6 - INCOME TAX RECEIVABLE

In August 2002, we received a $14.9 million refund of federal taxes pursuant the Job Creation and Workforce Assistance Act of 2002.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2002, our prepaid expenses and other current assets had increased approximately $9.8 million from June 30, 2002. This increase was primarily related to increased financing fees in connection with the Amended Harris Facility, the prepayment for natural gas (our primary raw material), and increased net unrealized gains associated with our natural gas hedging activities at December 31, 2002, as more particularly described in Note 5 - Accumulated Other Comprehensive Income of these Notes to Consolidated Financial Statements. We also had increased insurance premiums that we pre-pay and amortize over the year. Our insurance costs for fiscal 2003 increased approximately 68% from fiscal 2002.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS

On December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana, due to continued negative operating results from unfavorable natural gas prices and market conditions. While we continue to evaluate alternative uses for the assets impacted by this decision, we have concluded that the long-lived assets associated with the prilling section of the urea plant will be idled indefinitely. The prilled urea assets are determined to be impaired and will not contribute to our ongoing operations. The long-lived assets associated with our total urea operation had a book value of approximately $23.3 million as of December 31, 2002. The value of the impaired prilled urea assets was approximately $12.4 million at the end of the quarter. This amount was written off and recorded as a component of operating expenses during our quarter ended December 31, 2002. Urea production ended on January 31, 2003. Approximately 40 employees are impacted by this change in production and are being provided severance benefits based upon their years of service. Total severance cost is estimated to be approximately $1.0 million. Severance cost accrued as of December 31, 2002, was approximately $192,000, and the remaining severance cost will be accrued during our third fiscal quarter in accordance with SFAS No. 146.

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

At December 31, 2002, we had a stock option plan for certain officers and key employees, as well as a stock option plan for non-employee directors. These plans are described more fully in Note 9 - Stock Options in our Notes to Consolidated Financial Statements appearing in Item 8 of our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. Prior to July 1, 2002, we had applied the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under these provisions, we were not required to record any stock based compensation expense.

Effective July 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively to all new awards granted on or after July 1, 2002. Awards under the plans vest over periods ranging from six months to six years.

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The following table illustrates the effect on net loss and loss per share if the fair value method had been applied to outstanding and unvested awards in each period:

	Three months ended		Six months ended
	December 31,		December 31,
	2002	2001	2002	2001

Net loss, as reported	$ (14,172)	$ (1,170)	$ (37,677)	$ (9,220)
Add: Stock-based compensation
expense included in
reported net loss, net of tax	49	-	100	-
Deduct: Total stock-based
compensation expense
determined under fair
value method, net of tax	(49)	(173)	(100)	(346)

Pro forma net loss	$ (14,172)	$ (1,343)	$ (37,677)	$ (9,566)

Loss per share:
Basic - as reported	$ (0.54)	$ (0.04)	$ (1.44)	$ (0.35)
Basic - pro forma	$ (0.54)	$ (0.05)	$ (1.44)	$ (0.37)

Diluted - as reported	$ (0.54)	$ (0.04)	$ (1.44)	$ (0.35)
Diluted - pro forma	$ (0.54)	$ (0.05)	$ (1.44)	$ (0.37)

NOTE 10 - INCOME TAX BENEFIT

For the six-month period ended December 31, 2002, our income tax benefit was $1.7 million, as compared to an income tax benefit of $13.4 million for the six-month period ended December 31, 2001. This income tax benefit is primarily the result of our net losses, partially offset by U.S. tax expense on cumulative foreign earnings triggered by the guarantee of our debt under the Amended Harris Facility by one of our foreign subsidiaries.

Under the Amended Harris Facility, our wholly owned subsidiary, MCHI, provided a guarantee of the debt. MCHI indirectly owns our 50% joint venture interest in Farmland MissChem, which operates an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Farmland MissChem). As of December 31, 2002, these cumulative earnings approximated $36.0 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $13.8 million. While the guarantee remains in place, we expect to record U.S. tax expenses on future earnings from MCHI and Farmland MissChem.

In addition to the U.S. tax expense resulting from the debt guarantee, we are providing tax benefits based on an estimated annual effective tax rate of approximately 35%. This rate reflects our anticipation of establishing valuation allowances for all deferred state tax assets generated during the year.

NOTE 11 - ASSET RETIREMENT OBLIGATIONS

Effective July 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. As of December 31, 2002, estimated closure costs of approximately $12.8 million have been accrued to close our West and East phosphogypsum disposal facilities at our Pascagoula, Mississippi, facility. We are currently in the process of closing our West Facility and will discontinue the use of this storage facility during the second half of fiscal 2003. Concurrently, the East Facility that was completed in 1998 will be in full operation. During the six-month period ended December 31, 2002, we recorded an asset and a liability in the amount of $4.2 million as the estimated asset retirement obligation for the East Facility in accordance with SFAS No. 143. The asset recorded will be depreciated over its estimated useful life. The liability will be accreted based on the effective interest method and the useful life of the facility. As required by SFAS No. 143, we will make periodic assessments as to the reasonableness of our closure cost estimates. Accordingly, adjustments will be made to the estimated costs of closure as needed. The respective asset and liability balance will be adjusted on our consolidated balance sheet, which will correspondingly increase or decrease the amounts expensed in future periods.

As of December 31, 2002, estimated closure costs of approximately $2.4 million have been accrued to close our potash mining facilities. Of this amount, approximately $2.3 million is attributable to our Eddy Potash, Inc. ("Eddy Potash") facility that was idled in 1997. We estimate that we have fully accrued closure costs for Eddy Potash. Our remaining potash facilities have estimated useful lives spanning several decades. Our current estimates of closure costs for these facilities are not material to our operations at this time. We will continue to evaluate our estimates and make adjustments accordingly.

NOTE 12 - INVESTMENT IN FARMLAND MISSCHEM LIMITED

Our 50-50 joint venture, Farmland MissChem, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. Farmland MissChem's financial statements are summarized as follows:

Summarized balance sheet information:

	December 31,	June 30,
	2002	2002
Current assets	$ 67,983	$ 67,620
Non-current assets	263,670	268,778
Current liabilities	138,942	149,773
Stockholders' equity	192,711	186,625

Summarized statement of income information:

	Six months ended December 31,
	2002	2001
Revenues	$ 33,963	$ 19,992
Operating income	3,062	5,501
Net income	6,086	7,038

On December 30, 2002, we entered into an agreement with our joint venture partner, Farmland Industries, Inc. to jointly market and sell our respective interests in Farmland MissChem. We subsequently determined that the interests of our stakeholders would be better served by withdrawing from that process and marketing our interests separately, which we announced in a press release on February 6, 2003.

NOTE 13 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for December 31, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three months ended December 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 41,143	$ 117,352	$ (41,669)	$ 116,826

Operating expenses:
Cost of products sold	-	42,866	113,940	(41,388)	115,418
Selling, general and
administrative	(19)	1,451	5,921	-	7,353
Impairment of long-lived
assets	-	-	12,351	-	12,351
Other	-	345	41	-	386
	(19)	44,662	132,253	(41,388)	135,508
Operating income (loss)	19	(3,519)	(14,901)	(281)	(18,682)

Other (expense) income:
Interest, net	(3,973)	(1,030)	(2,642)	-	(7,645)
Other	(5,594)	368	3,660	5,568	4,002

Loss before income taxes	(9,548)	(4,181)	(13,883)	5,287	(22,325)

Income tax expense (benefit)	4,624	(117)	(10,382)	(2,278)	(8,153)

Net loss	$ (14,172)	$ (4,064)	$ (3,501)	$ 7,565	$ (14,172)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended December 31, 2001
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 39,480	$ 116,465	$ (39,931)	$ 116,014

Operating expenses:
Cost of products sold	-	44,589	104,036	(41,084)	107,541
Selling, general and
administrative	(770)	1,258	5,997	-	6,485
Other	-	1,058	175	-	1,233
	(770)	46,905	110,208	(41,084)	115,259
Operating income (loss)	770	(7,425)	6,257	1,153	755

Other (expense) income:
Interest, net	(6,985)	(2,909)	(6,021)	8,951	(6,964)
Other	8,816	6,517	489	(15,143)	679

Income (loss) before
income taxes	2,601	(3,817)	725	(5,039)	(5,530)

Income tax expense (benefit)	3,771	(7,098)	(4,785)	3,752	(4,360)

Net (loss) income	$ (1,170)	$ 3,281	$ 5,510	$ (8,791)	$ (1,170)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Six months ended December 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 71,845	$ 215,510	$ (73,003)	$ 214,352

Operating expenses:
Cost of products sold	-	74,434	210,465	(73,598)	211,301
Selling, general and
administrative	445	2,863	11,405	-	14,713
Impairment of long-lived
assets	-	-	12,351	-	12,351
Other	-	2,521	3,210	-	5,731
	445	79,818	237,431	(73,598)	244,096
Operating loss	(445)	(7,973)	(21,921)	595	(29,744)

Other (expense) income:
Interest, net	(7,574)	(3,320)	(3,324)	-	(14,218)
Other	(14,137)	454	3,807	14,414	4,538

Loss before income taxes	(22,156)	(10,839)	(21,438)	15,009	(39,424)

Income tax expense
(benefit)	15,521	(650)	(14,640)	(1,978)	(1,747)

Net loss	$ (37,677)	$ (10,189)	$ (6,798)	$ 16,987	$ (37,677)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Six months ended December 31, 2001
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 73,311	$ 224,994	$ (74,447)	$ 223,858

Operating expenses:
Cost of products sold	-	80,150	210,042	(75,957)	214,235
Selling, general and
administrative	(789)	2,473	11,949	-	13,633
Other	-	4,686	3,165	-	7,851
	(789)	87,309	225,156	(75,957)	235,719
Operating income (loss)	789	(13,998)	(162)	1,510	(11,861)

Other (expense) income:
Interest, net	(14,659)	(5,764)	(3,178)	8,951	(14,650)
Other	8,072	4,929	3,670	(12,791)	3,880

(Loss) income before
income taxes	(5,798)	(14,833)	330	(2,330)	(22,631)

Income tax expense
(benefit)	3,422	(13,600)	(5,836)	2,603	(13,411)

Net (loss) income	$ (9,220)	$ (1,233)	$ 6,166	$ (4,933)	$ (9,220)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,393	$ 11	$ 28	$ -	$ 4,432
Receivables, net	26,759	12,580	65,232	(55,559)	49,012
Inventories	-	17,385	61,721	373	79,479
Prepaid expenses and other
current assets	11,280	3,044	4,190	(2,633)	15,881

Total current assets	42,432	33,020	131,171	(57,819)	148,804

Investments in affiliates	245,665	101,054	95,023	(332,127)	109,615
Other assets	204,941	-	-	(197,878)	7,063
Property, plant and equipment, net	5,051	125,061	231,892	-	362,004

Total assets	$498,089	$ 259,135	$ 458,086	$(587,824)	$ 627,486

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$142,414	$ -	$ -	$ -	$142,414
Accounts payable	20,173	35,366	74,385	(91,548)	38,376
Accrued liabilities and other	5,076	1,859	6,397	(2,719)	10,613

Total current liabilities	167,663	37,225	80,782	(94,267)	191,403

Long-term debt	185,805	63,707	257,487	(292,758)	214,241
Other long-term liabilities and
deferred credits	4,168	20,405	38,995	17,821	81,389

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,618	(660,333)	306,063
Accumulated deficit	(140,735)	(186,918)	(313,736)	500,654	(140,735)
Accumulated other
comprehensive income	3,458	-	-	-	3,458
Treasury stock, at cost	(28,613)	-	-	-	(28,613)

Total shareholders' equity	140,453	137,798	80,822	(218,620)	140,453

Total liabilities and
shareholders' equity	$498,089	$ 259,135	$ 458,086	$(587,824)	$ 627,486

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2002
	Parent	Guarantor	Non-Guarantor
(Dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,920	$ 16	$ 53	$ -	$ 1,989
Receivables, net	21,126	9,704	55,129	(24,604)	61,355
Inventories	-	19,525	47,428	(207)	66,746
Prepaid expenses and
other current assets	5,000	1,251	3,112	(4,185)	5,178

Total current assets	28,046	30,496	105,722	(28,996)	135,268

Investments in affiliates	259,932	203,554	91,982	(448,496)	106,972
Other assets	307,956	-	90,830	(391,715)	7,071
Property, plant and equipment, net	7,913	126,792	246,269	-	380,974

Total assets	$ 603,847	$ 360,842	$ 534,803	$ (869,207)	$ 630,285

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$ 110,172	$ -	$ -	$ -	$ 110,172
Accounts payable	15,361	11,938	48,237	(39,588)	35,948
Accrued liabilities and other	7,220	2,954	5,964	(5,009)	11,129

Total current liabilities	132,753	14,892	54,201	(44,597)	157,249

Long-term debt	290,285	166,035	137,578	(379,683)	214,215
Other long-term liabilities and
deferred credits	1,333	31,928	58,585	(12,501)	79,345

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	305,901	324,715	335,617	(660,332)	305,901
Accumulated deficit	(102,577)	(176,729)	(110,118)	286,847	(102,577)
Accumulated other
comprehensive income	4,983	-	-	-	4,983
Treasury stock, at cost	(29,111)	-	-	-	(29,111)

Total shareholders' equity	179,476	147,987	284,439	(432,426)	179,476

Total liabilities and
shareholders' equity	$ 603,847	$ 360,842	$ 534,803	$ (869,207)	$ 630,285

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended December 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (37,677)	$ (10,189)	$ (6,798)	$ 16,987	$ (37,677)
Reconciliation of net loss
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(23,268)	19,724	1,101	(21,662)	(24,105)
Depreciation, depletion and
amortization	2,626	6,303	11,647	-	20,576
Change in deferred loss on
hedging activities, net of tax	579	-	-	-	579
Equity earnings in
unconsolidated affiliates	14,087	(444)	(3,051)	(14,415)	(3,823)
Refund of federal taxes
pursuant to the Job Creation
and Workforce Assistance
Act of 2002	14,871	-	-	-	14,871
Impairment of long-lived assets	-	-	12,351	-	12,351
Deferred income taxes and
other	12,661	(11,449)	(24,078)	19,090	(3,776)
Net cash (used in) provided by
operating activities	(16,121)	3,945	(8,828)	-	(21,004)

Cash flows from investing activities:
Purchases of property, plant and
equipment	(121)	(4,567)	(5,140)	-	(9,828)
Proceeds from sale of assets	-	-	33	-	33
Other	-	990	10	-	1,000
Net cash used in investing activities	(121)	(3,577)	(5,097)	-	(8,795)

Cash flows from financing activities:
Debt proceeds	157,774	-	-	-	157,774
Debt payments	(125,532)	-	-	-	(125,532)
Net change in affiliate notes	(13,527)	(373)	13,900	-	-
Net cash provided by (used in)
financing activities	18,715	(373)	13,900	-	32,242

Net increase (decrease) in cash and
cash equivalents	2,473	(5)	(25)	-	2,443

Cash and cash equivalents -
beginning of period	1,920	16	53	-	1,989

Cash and cash equivalents -
end of period	$ 4,393	$ 11	$ 28	$ -	$ 4,432

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended December 31, 2001
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$ (9,220)	$ (1,233)	$ 6,166	$ (4,933)	$ (9,220)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL. The following is management's discussion and analysis of results of operations and financial condition, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2002, in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission. On December 6, 2002, we announced that the New York Stock Exchange ("NYSE") had notified us that our common shares were "below criteria" for continued listing on the NYSE. The average closing price of our common stock over a 30-trading-day period was less than $1.00 and our average market capitalization was less than $15 million over a 30-day trading period ending November 14, 2002. On January 21, 2003, we filed our compliance plan with the NYSE that outlined the actions we had taken and intended to take to achieve and maintain compliance with listing requirements. However, on February 4, 2003, the NYSE issued a press release announcing its determination that our common stock would be delisted from the NYSE prior to the opening on February 10, 2003. The trading of our common stock commenced on the OTC Bulletin Board on February 10, 2003, under the symbol MSPI.

SEGMENTS. Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products that are sold to fertilizer dealers, distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports the majority of this production through a separate export association, Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products that are sold to fertilizer dealers, distributors, and industrial accounts for use primarily in the southern and western regions of the United States and into export markets.

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

We have identified and described the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these related disclosures. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. Details regarding these policies are described in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations during the six-month period ended December 31, 2002, except as described below.

          Deferred Taxes. Deferred income taxes are estimated based upon temporary differences in the income and losses that we report in our financial statements compared to our taxable income and losses as determined under applicable tax laws. We estimate the amount of deferred income taxes based upon existing tax rates and laws, and our expectations of future earnings. We estimate our composite statutory tax rate to be approximately 38%.

          We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, it is more likely than not that we will realize value for any deferred tax assets, then we are not required to record valuation allowances against those deferred tax assets. As of December 31, 2002, we had recorded deferred tax assets arising from federal and state net operating loss carryforwards amounting to approximately $30.9 million and approximately $15.7 million, respectively. We estimate that certain deferred state tax assets, including these arising from certain state net operating loss carryforwards, will not be realized, and we have recorded valuation allowances against these assets totaling $2.5 million as of December 31, 2002. We anticipate recording valuation allowances for all deferred state tax assets generated for fiscal year 2003.

          As part of the recently completed amendment and restatement of our secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of ten commercial banks, our wholly owned subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"), provided a guarantee of the debt. MCHI indirectly owns our 50% joint venture interest in Farmland MissChem Limited ("Farmland MissChem"), which operates an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Farmland MissChem). As of December 31, 2002, these cumulative earnings approximated $36.0 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $13.8 million. While the guarantee remains in place, we expect to record U.S. tax expenses on future earnings from MCHI and Farmland MissChem.

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

          As of December 31, 2002, estimated closure costs of approximately $12.8 million have been accrued to close our West and East phosphogypsum disposal facilities in Pascagoula. We are currently in the process of closing our West Facility and will discontinue the use of this storage facility during the second half of fiscal 2003. Concurrently, the East Facility that was completed in 1998 will be in full operation. During the six-month period ended December 31, 2002, we recorded an asset and a liability in the amount of $4.2 million as the estimated asset retirement obligation for the East Facility in accordance with SFAS No. 143 - "Accounting for Asset Retirement Obligations," as described more fully below.

          As of December 31, 2002, estimated closure costs of approximately $2.4 million have been accrued to close our potash mining facilities. Of this amount, approximately $2.3 million is attributable to our Eddy Potash, Inc. ("Eddy Potash") facility that was idled in 1997. We estimate that we have fully accrued closure costs for Eddy Potash. Our remaining potash facilities have estimated useful lives spanning several decades. Our current estimates of closure costs for these facilities are not material to our operations at this time. We will continue to evaluate our estimates and make adjustments accordingly.

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

          Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These evaluations utilize various estimates and judgments. The recoverability of these assets is highly dependent upon the accuracy of certain underlying assumptions, such as future product prices and natural gas costs. Prior to the end of our second quarter ended December 31, 2002, an event occurred that necessitated such an evaluation of recoverability of certain assets at our Donaldsonville facility.

          On December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana, due to continued negative operating results from unfavorable natural gas prices and market conditions. While we continue to evaluate alternative uses for the assets impacted by this decision, we have concluded that the long-lived assets associated with the prilling section of the urea plant will be idled indefinitely. The prilled urea assets are determined to be impaired and will not contribute to our ongoing operations. The long-lived assets associated with our total urea operation had a book value of approximately $23.3 million as of December 31, 2002. The value of the impaired prilled urea assets was approximately $12.4 million at the end of the quarter. This amount was written off and recorded as a component of operating expenses during our quarter ended December 31, 2002. Urea production ended on January 31, 2003.

          Exit Costs and Disposal Activities. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." This statement revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

          As encouraged by the FASB, we have elected to early adopt this accounting standard in light of the recent announcement in December 2002, that our urea facility will cease operation. On December 19, 2002, approximately 40 employees were provided a 60-day notice that operations will cease. These employees are being provided severance benefits based upon their years of service. Such benefits will be payable to those employees that do not sever service prior to the end of the 60-day period. We estimate total severance costs to be approximately $1 million. The related severance cost accrued as of December 31, 2002, was approximately $192,000, and the remaining severance cost will be accrued during our third fiscal quarter in accordance with SFAS No. 146.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

OVERVIEW. For the quarter ended December 31, 2002, we incurred a net loss of $14.2 million (or $0.54 per diluted share) compared to a net loss of $1.2 million (or $0.04 per diluted share) for the same quarter during the prior year. Net sales increased to $116.8 million for the quarter ended December 31, 2002, from $116.0 million for the quarter ended December 31, 2001. We incurred an operating loss of $18.7 million for the quarter ended December 31, 2002, compared to operating income of $755,000 for the quarter ended December 31, 2001. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended December 31, 2002, were positive $8.2 million before a non-cash impairment charge of $12.4 million related to the write-down of our prilled urea assets at our Donaldsonville, Louisiana, nitrogen facility, and were negative $4.2 million after the non-cash impairment charge. This compares to positive EBITDA of $12.6 million for the quarter ended December 31, 2001.

NET SALES

OVERVIEW. Our net sales increased 1% to $116.8 million for the quarter ended December 31, 2002, from $116.0 million for the quarter ended December 31, 2001. This increase was primarily the result of higher average sales prices for our nitrogen and DAP products and higher sales volumes for our nitrogen products, partially offset by lower sales volumes for our DAP and potash products.

The following tables summarize our sales results by product categories for the three months ended December 31:

			%
	2002	2001	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$ 75,086	$ 69,433	8%
DAP	26,488	27,863	(5%)
Potash	15,073	18,094	(17%)
Other	179	624	(71%)

Net Sales	$116,826	$116,014	1%

			%
	2002	2001	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Anhydrous ammonia	190	216	(12%)
Ammonium nitrate	217	217	-
Urea	93	136	(32%)
Nitrogen solutions	152	61	149%
Nitric acid	6	9	(33%)
Total Nitrogen	658	639	3%

DAP	201	224	(10%)
Potash	176	214	(18%)

			%
	2002	2001	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 114	$ 109	5%
DAP	$ 132	$ 125	6%
Potash	$ 86	$ 85	1%

NITROGEN. Our nitrogen sales increased 8% as a result of a 5% increase in average sales prices and a 3% increase in sales volumes.

Our average ammonia sales prices increased 31%, while our ammonia sales volumes decreased 12%. We sell ammonia primarily into industrial markets and several of our customers purchased less product than in the quarter ended December 31, 2001, primarily due to the sluggish U.S. economy. As reported, the price of ammonia had strengthened by the end of our first quarter of fiscal 2003, and this trend continued into our second quarter. Several factors influenced the increased pricing. Political unrest in Venezuela curtailed and eventually stopped ammonia exports from that country during the quarter. Downtime in other parts of the world at the beginning of the quarter positively affected sales prices as well.

Ammonium nitrate sales volumes were unchanged, while average sales prices decreased 4%. During the December 31, 2002, quarter, demand for fall application on winter wheat and pastures was strong. Strong demand over the last six months and low beginning inventories at July 1, 2002, have resulted in a 74% reduction in our ending inventories at December 31, 2002, from December 31, 2001. Despite low inventories, prices fell slightly due to high production levels in the U.S. and the effect of imports from various countries on domestic supplies.

Urea sales volumes were down 32%, while average sales prices increased 1%. The decrease in sales volumes is primarily related to decreased urea melt sales caused by Melamine Chemical Inc.'s ("MCI") closure in January 2002 of its plant in Donaldsonville, Louisiana. We sold MCI approximately 45,000 tons of urea melt during the quarter ended December 31, 2001. This decrease in sales volumes was partially offset by increased sales of prilled urea. On December 19, 2002, we announced that during our third quarter of fiscal 2003, our urea plant would be idled indefinitely.

Nitrogen solutions sales volumes increased 149%, and average sales prices increased 7%. Sales volumes increased because customers purchased a portion of their spring 2003 requirements early in anticipation of even higher prices later in the year. In the prior year quarter, excess industry carryover inventory, caused by an influx of low priced imports, kept prices stable and delayed customer buying decisions. Sales prices increased during the December 31, 2002, quarter primarily due to reduced imports resulting from the positive preliminary determinations against Russia, Belarus, and the Ukraine in our anti-dumping action with a consortium of other producers related to unfairly priced nitrogen solutions.

PHOSPHATES. Our DAP sales volumes decreased 10%, while average sales prices increased 6%. Sales volumes were lower due to limited availability of certain raw materials, primarily sulfur, which resulted in decreased DAP production of approximately 16,000 tons. The strong domestic demand we experienced during our first quarter of fiscal 2003 weakened during the quarter ended December 31, 2002, due to wet weather conditions in the southeast U.S. Although average sales prices increased over the same prior-year period, average sales prices had decreased 9% from our first fiscal quarter. Concern about future purchasing patterns by China and decreased demand in the domestic market due to weather negatively affected product prices by the end of the quarter.

POTASH. Our potash sales volumes decreased 18%, while average sales prices increased 1%. Sales volumes were lower primarily as a result of our voluntary reduction in export sales volumes due to unfavorable pricing in those markets, wet weather conditions in the mid-south states and Texas, and lower domestic industrial sales volumes.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $115.4 million for the quarter ended December 31, 2002, from $107.5 million for the quarter ended December 31, 2001. As a percentage of net sales, cost of products sold increased to 99% for the quarter ended December 31, 2002, from 93% for the quarter ended December 31, 2001. This increase was primarily the result of higher costs per ton for our DAP and nitrogen products. During the quarter ended December 31, 2002, the average natural gas price for our domestic operations, net of futures gains and losses, increased 22% from $3.08 to $3.77 per MMBtu over the quarter ended December 31, 2001.

NITROGEN. Our nitrogen costs per ton increased 11% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 21% from $3.10 to $3.76 per MMBtu. During the quarter ended December 31, 2002, we had lower equity earnings at our joint venture ammonia plant in Trinidad, Farmland MissChem, that contributed to the increase in our nitrogen costs per ton. Our portion of the earnings from Farmland MissChem was $3.1 million as compared to $3.5 million for the quarter ended December 31, 2001.

PHOSPHATES. Our DAP costs per ton increased 23% for the quarter ended December 31, 2002. This increase was primarily the result of lower production and higher raw material costs for phosphate rock, sulfur and sulfuric acid. Sulfur and sulfuric acid raw material costs were higher as a result of short supply of these products in the market. Phosphate rock costs increased under the terms of our supply agreement. In addition, chemical cost was higher for water treatment as a result of heavy rainfall at the beginning of the quarter.

POTASH. Our potash costs per ton decreased 3% for the quarter ended December 31, 2002. This decrease was primarily the result of lower electricity costs and lower fixed costs per ton due to higher production volumes. In addition, we had lower labor and maintenance costs that resulted from the reduction in workforce at our East facility announced in August 2002. These lower costs were partially offset by higher natural gas cost during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses increased to $7.4 million for the quarter ended December 31, 2002, from $6.5 million for the quarter ended December 31, 2001. This increase resulted primarily from incurring expenses associated with reductions in workforce as well as our refinancing efforts. On October 10, 2002, and December 19, 2002, our nitrogen facility in Donaldsonville, Louisiana, announced reductions in workforce of 32 and 41 employees, respectively. During our second fiscal quarter, we incurred severance costs of approximately $$1.0 million related to severance benefits (see Note 8). These higher costs were partially offset by the absence of goodwill amortization. At June 30, 2002, in accordance with SFAS No. 121, we wrote off the remaining balance of goodwill attributable to the Donaldsonville facility because we determined that the value of its assets was permanently impaired.

During our third fiscal quarter, our corporate headquarters and our Yazoo City nitrogen facility completed an early retirement window and a reduction in work force. We incurred approximately $2.2 million in costs related to these changes, which will be reflected in our third fiscal quarter.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These evaluations utilize various estimates and judgments. The recoverability of these assets is highly dependent upon the accuracy of certain underlying assumptions, such as future product prices and natural gas costs. Prior to the end of our second quarter, an event occurred that necessitated such an evaluation of recoverability of certain assets at our Donaldsonville facility.

On December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana, due to continued pressure from unfavorable natural gas prices and market conditions. While we continue to evaluate alternative uses for the assets impacted by this decision, we have concluded that the long-lived assets associated with the prilling section of our urea plant will be idled indefinitely. The prilled urea assets are determined to be impaired and will not contribute to our ongoing operations. The long-lived assets associated with our total urea operation had a book value of approximately $23.3 million as of December 31, 2002. The value of the impaired prilled urea assets was approximately $12.4 million at the end of the quarter. This amount was written off and recorded as a component of operating expenses in our consolidated statement of income during our quarter ended December 31, 2002. Urea production ended on January 31, 2003.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $386,000 for the quarter ended December 31, 2002, from $1.2 million for the quarter ended December 31, 2001. This decrease resulted from higher production rates at our nitrogen facilities and the corresponding reduction in idle plant costs. During the quarter ended December 31, 2001, portions of our ammonia and nitric acid production capacities were temporarily idled primarily as a result of the unfavorable relationship between product prices and the cost of natural gas.

INTEREST, NET

Our net interest expense for the quarter ended December 31, 2002, increased to $7.6 million from $7.0 million. This increase was the result of higher average interest rates and increased costs associated with our Amended Harris Facility. These higher costs were partially offset by lower average debt balances under our Amended Harris Facility during the quarter ended December 31, 2002.

OTHER INCOME

Other income increased to $4.0 million from $679,000. During the quarter ended December 31, 2002, we received $3.6 million in net proceeds from the conclusion of litigation related to a breach of contract claim involving performance guarantees for one of our ammonia plants at our nitrogen facility in Donaldsonville, Louisiana.

INCOME TAX BENEFIT

For the quarter ended December 31, 2002, our income tax benefit was $8.2 million, as compared to $4.4 million for the quarter ended December 31, 2001. This income tax benefit is primarily the result of our net losses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001

OVERVIEW. For the six-month period ended December 31, 2002, we incurred a net loss of $37.7 million (or $1.44 per diluted share) compared to a net loss of $9.2 million (or $0.35 per diluted share) for the same period during the prior year. Net sales decreased to $214.4 million for the six-month period ended December 31, 2002, from $223.9 million for the six-month period ended December 31, 2001. We incurred an operating loss of $29.7 million for the six-month period ended December 31, 2002, compared to an operating loss of $11.9 million for the six-month period ended December 31, 2001. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the six-month period ended December 31, 2002, were positive $7.7 million before a non-cash impairment charge of $12.4 million related to the write-down of our prilled urea assets at our Donaldsonville, Louisiana, nitrogen facility, and were negative $4.6 million after the non-cash impairment charge. This compares to positive $14.4 million for the six-month period ended December 31, 2001. For the six-month period ended December 31, 2002, EBITDA as calculated under the Amended Harris Facility for compliance purposes was $6.9 million.

NET SALES

OVERVIEW. Our net sales decreased 4% to $214.4 million for the six-month period ended December 31, 2002, from $223.9 million for the six-month period ended December 31, 2001. This decrease was primarily the result of lower sales volumes for our DAP and potash products and lower average sales prices for our nitrogen products, partially offset by higher average sales prices for DAP.

The following tables summarize our sales results by product categories for the six-month periods ended December 31:

			%
	2002	2001	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$128,824	$133,516	(4%)
DAP	53,663	52,420	2%
Potash	31,482	37,122	(15%)
Other	383	800	(52%)

Net Sales	$214,352	$223,858	(4%)

			%
	2002	2001	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Anhydrous ammonia	348	406	(14%)
Ammonium nitrate	364	340	7%
Urea	180	263	(32%)
Nitrogen solutions	272	141	93%
Nitric acid	11	27	(59%)
Total Nitrogen	1,175	1,177	-

DAP	388	434	(11%)
Potash	368	436	(16%)

			%
	2002	2001	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 110	$ 113	(3%)
DAP	$ 138	$ 121	14%
Potash	$ 86	$ 85	1%

NITROGEN. Our nitrogen net sales decreased 4% primarily as a result of a decrease in average sales prices.

Our ammonia sales volumes decreased 14%, while average sales prices increased 11%. Substantially all of our ammonia sales are made to industrial customers. Our sales volumes were negatively impacted by the continued sluggish U.S. economy. Sales prices increased as a result of political unrest in Venezuela that curtailed and eventually stopped ammonia exports from that country. Loss of oil exports from Venezuela, as well as threatened war with Iraq, caused international oil prices to rise dramatically, and this had a carry-over effect on natural gas prices in the U.S. In addition, colder than normal winter weather predicted for the eastern part of the U.S. coupled with a 20% reduction in natural gas storage levels also contributed to the increase in natural gas prices. This caused several U.S. producers to curtail production due to the unfavorable relationship between ammonia sales prices and the cost of natural gas, thus reducing ammonia supply. This trend has continued into our third quarter of fiscal 2003 as natural gas prices remain high.

Ammonium nitrate sales volumes increased 7%, while average sales prices decreased 6%. The increase in sales volumes is primarily due to lower beginning inventories at the distributor and dealer level, causing them to replenish their stocks, reduced imports due to previous trade actions, increased consumption by our traditional customer base, and improved fall wheat and pasture fertilization. Sales prices were negatively impacted by increased supply from domestic production and, to a lesser extent, imports.

Urea sales volumes decreased 32%, and average sales prices decreased 7%. The decrease in sales volumes is primarily related to decreased urea melt sales caused by Melamine Chemical, Inc.'s ("MCI") closure in January 2002 of its plant in Donaldsonville, Louisiana. We sold MCI approximately 95,000 tons of urea melt during the six-month period ended December 31, 2001. This decrease in sales volumes was partially offset by increased sales of prilled urea. The loss of urea melt tons, which were at higher net sales prices relative to other urea products at the time, combined with increased industry production levels, resulted in lower sales prices.

Nitrogen solutions sales volumes increased 93%, and average sales prices increased 2%. Sales volumes increased due to customers making purchasing decisions earlier in the year as a result of (i) low industry beginning inventories, (ii) reduced imports resulting from the positive preliminary determinations in our anti-dumping trade action with a consortium of other producers against Russia, Belarus, and the Ukraine, (iii) improved crop futures prices driving demand, and (iv) the anticipation of further product price increases in the spring. Sales prices increased from the low levels experienced during the prior year when there was an inventory carry-over from a previous selling season and unfairly priced imports flooding the U.S. market. Prices continued to improve at the end of the period.

PHOSPHATES. Sales volumes decreased 11%, while average sales prices increased 14%. Sales volumes were lower primarily due to limited availability of sulfur and sulfuric acid, which resulted in decreased DAP production at our Pascagoula facility. Sales prices improved due to international demand from China, as well as improved commodity prices in the domestic market that led to early purchases. By the end of the period, international prices and demand from China had softened.

POTASH. Sales volumes decreased 16%, while average sales prices increased 1%. Sales volumes were lower due to a voluntary reduction in export sales attributable to unfavorable pricing in that market. In addition, we had lower industrial sales due to the closure of a major customer's plant, reduced sales into Mexico and lower demand from the oilfield services industry. Our average sales prices did not decline with the reduced domestic demand because we sold fewer export tons during the six-month period ended December 31, 2002, which typically have lower net sales prices.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold decreased to $211.3 million for the six-month period ended December 31, 2002, from $214.2 million for the six-month period ended December 31, 2001. As a percentage of net sales, cost of products sold increased to 99% for the six-month period ended December 31, 2002, from 96% for the six-month period ended December 31, 2001. This increase was primarily the result of higher costs per ton for DAP and nitrogen products, partially offset by lower costs per ton for our potash products. The average natural gas price for our domestic operations, net of futures gains and losses, increased 9% from $3.17 to $3.46 per MMBtu for the six-month period ended December 31, 2002.

NITROGEN. Our nitrogen costs per ton increased 1% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 8% from $3.18 to $3.45 per MMBtu. During the six-month period ended December 31, 2002, we had lower equity earnings at Farmland MissChem that contributed to the increase in our nitrogen costs per ton. This reduction in earnings was primarily related to a scheduled maintenance turnaround taken during September 2002. Our portion of the earnings from Farmland MissChem was $3.0 million as compared to $7.0 million for the six-month period ended December 31, 2001. Our average nitrogen costs increased only 1% over the prior year due to increased volumes of our lower cost products (nitrogen solutions and ammonium nitrate).

PHOSPHATES. Our DAP costs per ton increased 21% for the six-month period ended December 31, 2002. This increase was primarily the result of lower production and higher raw material costs for phosphate rock, sulfur and sulfuric acid. Sulfur and sulfuric acid raw material costs were higher as a result of short supply of these products in the market. Our phosphate rock costs increased under the terms of our supply contract. In addition, chemical cost was higher for water treatment as a result of heavy rainfall at the beginning of the quarter.

POTASH. Our potash costs per ton decreased 5% for the six-month period ended December 31, 2002. This decrease was primarily the result of lower electricity costs and lower fixed costs per ton due to higher production volumes and lower labor costs that resulted from the reduction in workforce at the East facility announced in August 2002.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses increased to $14.7 million for the six-month period ended December 31, 2002, from $13.6 million for the six-month period ended December 31, 2001. This increase resulted primarily from incurring expenditures associated with our refinancing efforts related to the Amended Harris Facility, increased costs for insurance, and incurring expenses associated with reductions in workforce. On October 10, 2002 and December 19, 2002, our nitrogen facility in Donaldsonville, Louisiana, announced reductions in workforce of 32 and 41 employees, respectively. During our second fiscal quarter, we incurred severance costs of approximately $1.0 million related to severance benefits (see Note 8). These higher costs were partially offset by the absence of goodwill amortization. At June 30, 2002, in accordance with SFAS No. 121, we wrote off the remaining balance of goodwill attributable to the Donaldsonville facility because we determined the value of its assets was permanently impaired.

During our third fiscal quarter, our corporate headquarters and our Yazoo City nitrogen facility completed an early retirement window and a reduction in work force. We incurred approximately $2.2 million in costs related to these changes, which will be reflected in our third fiscal quarter.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These evaluations utilize various estimates and judgments. The recoverability of these assets is highly dependent upon the accuracy of certain underlying assumptions, such as future product prices and natural gas costs. Prior to the end of our second quarter, an event occurred that necessitated such an evaluation of recoverability of certain assets at our Donaldsonville facility.

On December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana, due to continued pressure from unfavorable natural gas prices and market conditions. While we continue to evaluate alternative uses for the assets impacted by this decision, we have concluded that the long-lived assets associated with the prilled urea operation will be idled indefinitely. The prilled urea assets are determined to be impaired and will not contribute to our ongoing operations. The long-lived assets associated with our total urea operation had a book value of approximately $23.3 million as of December 31, 2002. The value of the impaired prilled urea assets was approximately $12.4 million at the end of the quarter. This amount was written off and recorded as a component of operating expenses in our consolidated statement of income during the quarter ended December 31, 2002. Urea production ended on January 31, 2003.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $5.7 million for the six-month period ended December 31, 2002, from $7.9 million for the six-month period ended December 31, 2001. This decrease resulted from reduced idle plant costs at our nitrogen facilities. During the six-month period ended December 31, 2002, portions of our ammonia and nitric acid facilities were idled for various periods. During the six-month period ended December 31, 2001, portions of our ammonia, nitric acid, urea and nitrogen solutions facilities were temporarily idled. These capacities were idled primarily as a result of the unfavorable relationship between product prices and the cost of natural gas.

INTEREST, NET

Our net interest expense for the six-month period ended December 31, 2002, decreased to $14.2 million from $14.7 million. This decrease was the result of lower average debt balances under our Amended Harris Facility during the six-month period ended December 31, 2002. These lower costs were partially offset by increased costs associated with our Amended Harris Facility.

OTHER INCOME

Other income increased to $4.5 million from $3.9 million. During the six-month period ended December 31, 2002, we received $3.6 million in net proceeds from the conclusion of litigation related to a breach of contract claim involving performance guarantees for one of our ammonia plants at our nitrogen facility in Donaldsonville, Louisiana. During the six-month period ended December 31, 2001, other income consisted of gains on the sale of non-core assets.

INCOME TAX BENEFIT

For the six-month period ended December 31, 2002, our income tax benefit was $1.7 million, as compared to $13.4 million for the six-month period ended December 31, 2001. This income tax benefit is primarily the result of our net losses, partially offset by U.S. tax expense on cumulative foreign earnings (as more particularly described above under the heading "Critical Accounting Policies - Deferred Taxes"). In addition to the tax expense resulting from the debt guarantee, we are providing tax benefits based on an estimated annual effective tax rate of approximately 35%. This rate reflects our anticipation of establishing valuation allowances for all deferred state tax assets generated during the year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had cash and cash equivalents of $4.4 million, compared to $2.0 million at June 30, 2002, an increase of approximately $2.4 million.

OPERATING ACTIVITIES

Our net cash used in operating activities was $21.0 million for the six-month period ended December 31, 2002, and included a $14.9 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002. Our net cash provided by operating activities was $1.7 million for the six-month period ended December 31, 2001.

INVESTING ACTIVITIES

Our net cash used in investing activities was $8.8 million for the six-month period ended December 31, 2002, and included $9.8 million in capital expenditures. These expenditures included normal improvements and modifications to our facilities deemed necessary for safe and efficient operations and improvements related to the construction of our nitrogen tetroxide plant that will supply the Department of Defense ("DOD"). We anticipate reimbursement of $3.1 million by the DOD for these construction costs in our third fiscal quarter. For the six-month period ended December 31, 2001, our net cash provided by investing activities was $3.2 million, and included $5.0 million in proceeds from the sale of non-core assets. These proceeds were partially offset by $5.1 million in capital expenditures for normal improvements and modifications to our facilities that were necessary for safe and efficient operations.

FINANCING ACTIVITIES

Our net cash provided by financing activities was $32.2 million for the six-month period ended December 31, 2002, which reflected the excess of debt borrowings over our payments under our revolving credit facility described below. Our net cash used in financing activities was $14.6 million for the six-month period ended December 31, 2001, which reflected net debt payments under our revolving credit facility.

          The Harris Bank Facility.

          On November 15, 2002, we amended and restated our $200.0 million secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of ten commercial banks to extend the facility's maturity from November 25, 2002, to November 10, 2003, reduce the commitment to $165.0 million, and provide for other amendments that are less favorable to us (the "Amended Harris Facility"). On January 2, 2003, the commitment was automatically reduced to $163.5 million in accordance with the Amended Harris Facility due to the sale of a non-core asset. Since the maturity date of the Amended Harris Facility is within twelve months of the date of this report, the borrowings under the facility are reflected as a current liability on our balance sheet. The provisions of the Amended Harris Facility generally described below are more particularly described in the amended and restated credit agreement (the "Credit Agreement") filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2002, which is on file with the Securities and Exchange Commission.

               Rates and Fees. The Amended Harris Facility consists of "A Loans" and "B Loans" (collectively, the "Loans"). The B Loans constitute a continuation of the $105 million principal amount of B Loans outstanding as of November 15, 2002. Loans which are not B Loans are A Loans. The Loans and the commitments of the lenders under the Amended Harris Facility are subject to mandatory prepayments and mandatory commitment reductions as described below. The Loans bear interest at rates equal to the sum of (i) the greater of (a) the Prime Rate or (b) the Federal Funds Rate plus 1/2%, plus (ii) an "Applicable Margin." The Applicable Margin is 5% on the first $105 million outstanding under the Amended Harris Facility and 1% on all amounts outstanding in excess of $105 million; provided, that once the amount of mandatory prepayments and commitment reductions on the Amended Harris Facility equals or exceeds $52.5 million, the Applicable Margin will reduce to 3%.

               We incurred approximately $4.0 million in costs and fees to close the Amended Harris Facility. We are obligated to pay a facility fee equal to 0.5% per annum of the commitment ($825,000) payable quarterly in arrears.

               Our weighted average interest rate under the Amended Harris Facility was 7.7% for the quarter and 8.2% at December 31, 2002. We had letters of credit outstanding as of December 31, 2002, in the amount of $500,000 that lowered our borrowing availability and borrowings outstanding in the amount of approximately $142.4 million. Based on our borrowing base calculation under the Amended Harris Facility, we had additional borrowing capacity of approximately $22.1 million as of December 31, 2002, and approximately $18.8 million as of February 7, 2003.

               Collateral Security and Guarantees. The A Loans are secured by a first priority lien on our inventory, accounts receivable, spare parts, and substantially all remaining assets which are not Principal Properties (as defined below in this paragraph) (collectively, the "Non-Principal Properties"). The B Loans are secured by (a) a first priority lien on our four domestic operating facilities and related real estate, the equity of the subsidiaries that own such facilities, and similar after-acquired properties and securities (collectively, the "Principal Properties") to the extent permitted by the Indenture governing our Senior Notes (as defined below under the heading "The Senior Notes") and (b) a second priority lien on the Non-Principal Properties. The Loans are guaranteed by all of the Company's domestic subsidiaries and a foreign subsidiary, Mississippi Chemical Holdings, Inc., which indirectly owns the Company's equity interest in Farmland MissChem. For information regarding the tax effect of this foreign subsidiary guarantee, see the discussion in Part I, Item 2, of this Form 10-Q under the headings "Critical Accounting Policies - Deferred Taxes," and "Results of Operations - Six Months Ended December 31, 2002 Compared to the Six Months Ended December 31, 2001 - Income Tax Benefit."

               Borrowing Base. The Amended Harris Facility provides for maximum borrowings up to the lesser of: $163.5 million (the "Loan Limit"), or the "Borrowing Base" that is equal to (a) the sum of (i) 85% of eligible accounts receivable, (ii) 65% of eligible inventory (subject to a $45 million limit), (iii) 50% of eligible spare parts, plus 75% of the appraised orderly liquidation value of Non-Principal Properties not included in items (a)(i)-(iii) above (subject to a combined $15 million limit), and (iv) $105 million (subject to reduction for mandatory prepayments); minus (b) $12.5 million through March 31, 2003, and $15 million thereafter (the "Block Amount"). To borrow the Loan Limit, the Borrowing Base (including the Block Amount) must equal or exceed $163.5 million. If the Borrowing Base is less than the Loan Limit, the Loans shall not exceed the Borrowing Base. The Amended Harris Facility also permits up to $20 million of letters of credit, which lower borrowing availability.

               Covenants. The Amended Harris Facility (a) requires us to generate certain minimum levels of EBITDA (as defined in the Credit Agreement), (b) limits our capital expenditures, (c) prohibits the repurchase of our outstanding shares and the payment of dividends, (d) obligates us to actively and continuously market our equity interest in Farmland MissChem, (e) provides for certain commitment reductions equal to 50% of our Excess Cash Flow (as defined in the Credit Agreement), (f) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions, tax refunds, and equity issues, (g) permits the voluntary prepayment of the Loans at any time without penalty, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for revolving credit facilities of this type. We were in compliance with all covenants at December 31, 2002, and as of the date of this filing.

          The Industrial Revenue Bonds.

          In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds, the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The bonds issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The bonds may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. We were in compliance with the terms and conditions related to the bonds as of December 31, 2002.

          The Senior Notes.

          On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a $300.0 million shelf registration statement filed with the Securities and Exchange Commission. Semiannual interest payments of approximately $7.3 million are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. We were in compliance with the terms and conditions related to the Senior Notes as of December 31, 2002. On January 9, 2003, Trustmark National Bank, the Trustee under the Indenture governing the Senior Notes, delivered a notice of resignation to us. Upon acceptance of a new trustee, we will make the appropriate filing with the Securities and Exchange Commission.

          The Farmland Bankruptcy.

          On May 31, 2002, our joint venture partner at Farmland MissChem, Farmland Industries, balance sheet. FII is continuing to purchase and pay for ammonia shipped under the offtake Inc. ("FII"), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri ("Bankruptcy Court"). This filing and FII's default under its offtake agreement with Farmland MissChem are events of default under Farmland MissChem's loan agreement with Eximbank. Accordingly, Eximbank may demand immediate payment of all or any portion of the principal amount of its loan with Farmland MissChem. Because of this default at June 30, 2002, the total loan obligation to Eximbank was reclassified as a current liability on Farmland MissChem's agreement after its bankruptcy filing. FII is approximately $5.1 million in arrears to Farmland MissChem under the offtake agreement. As of the date of this filing, Eximbank has not demanded immediate payment of the loan. Farmland MissChem is continuing to repay the loan obligation with Eximbank based on the original repayment schedule. We believe that FII's equity interest in Farmland MissChem represents a valuable asset to FII and, therefore, we expect FII to cure all defaults under the offtake agreement. Since the date of its bankruptcy petition, FII has publicly stated its intention to dispose of its equity interest in Farmland MissChem as a part of the sale of all of its nitrogen fertilizer holdings.

          On December 30, 3002, we issued a press release regarding our agreement with FII to jointly market and sell our respective interests in Farmland MissChem. We subsequently determined that the interests of our stakeholders would be better served by withdrawing from that process and marketing our interests separately, which we announced in a press release on February 6, 2003.

          Liquidity.

          Natural gas prices remain volatile and high compared to historical levels. If these prices continue at their current high levels or increase without corresponding increases in the market prices for our products, our increased natural gas costs will continue to have a material adverse effect on our liquidity and results of operations. Based on our projected natural gas and product prices as of the date of this filing, we believe that there is a reasonable probability that we will not be in compliance with our EBITDA covenant under the Amended Harris Facility for the quarter ended March 31, 2003. If we are not in compliance, then we must obtain a waiver from the Harris Bank syndicate. If we cannot obtain a waiver, or if the terms of a waiver restrict our ability to borrow funds under the Amended Harris Facility, our liquidity will be materially adversely affected. Given our projected natural gas and product prices as of the date of this filing, we believe that we will have sufficient availability under the Amended Harris Facility for the remainder of fiscal 2003 to continue operating our business as currently conducted. However, due to the volatility in the markets that affect our business, there can be no assurance that we will have such availability.

          To address our liquidity needs, we are engaged in negotiations with a private equity fund regarding a proposed refinancing that would likely include secured financing and a substantial dilution of our existing shareholders. Any such transaction would also be subject to significant conditions (including satisfactory due diligence and, in many instances, the consent of the Harris Bank syndicate) and would result in substantially higher costs than the Amended Harris Facility. There can be no assurance that we will be able to consummate a satisfactory transaction with the private equity fund or any other financing source, or that we will be able to refinance the Amended Harris Facility at or prior to maturity.

OUTLOOK

The agricultural outlook for the balance of fiscal 2003 continues to indicate increases in corn plantings even though demand for corn was mixed as we closed our second fiscal quarter. The USDA, in its World Agricultural Supply and Demand Estimate for December 2002, raised the forecast for corn demand for food, seed and industrial use by approximately 30 million bushels. Also cited were faster than expected increases in ethanol production, which suggests increases in the consumption of corn. However, these positive indications are somewhat restrained by a projected 25 million-bushel reduction for corn exports during 2002-2003. Nevertheless, corn acreage is still estimated to increase in 2003 to approximately 81 million acres from 79 million acres for the previous year. Corn inventory carryover is projected to continue to fall to levels of approximately 850 million bushels by the end of the current crop year. This would be a decline of about 50% from the prior year. Moreover, corn accounts for approximately 45% of U.S. nitrogen consumption. Projections for wheat acreage in 2003 indicate an increase of approximately 1.0 million acres over 2002. This is an additional positive factor for nitrogen since wheat crops use approximately 15% of all nitrogen consumed in the U.S. Should these positive indications continue, it is anticipated that prices and product movement for our nitrogen, phosphates and potash products will be positively impacted.

The most significant threat to our performance for the coming planting season continues to be the volatility of natural gas prices. Increases in the price for crude oil (particularly as impacted by the possibility of war in the Middle East and the political unrest in Venezuela) and continuing colder than normal winter weather predicted for the eastern part of the U.S. are both contributing factors to the increase in natural gas prices. The storage levels for natural gas at December 31, 2002, approximated 2,400 Bcf, down some 20% from year ago storage levels, but in line with the 5-year average. We will continue to monitor the relationship of natural gas prices to the prices received through the sale of our nitrogen-based products to determine the optimum operating levels for our nitrogen plants.

Nitrogen prices are showing continued improvement since December 31, 2002, and are expected to continue as we enter a normal spring planting season. Ammonia prices continue to be supported by the lack of supply from Venezuela, and several other locations outside of the U.S. The current ammonia price/gas price relationship indicates more ammonia production in the U.S. is likely to be shut down, which will also support ammonia prices. Urea prices have shown some improvement since the close of the second quarter in anticipation of spring consumption. Our announcement that our Donaldsonville urea facility will be closed in our third fiscal quarter had a firming effect on the urea market. This closing is primarily the result of high natural gas costs and the loss of a major customer. In addition, the problems in Venezuela have halted urea exports from that country. Ammonium nitrate pricing has been less responsive to the above mentioned trends but was strengthening at the end of the quarter. Nitrogen solutions pricing continues to show strength as we look forward to the spring. The favorable preliminary determination in the nitrogen solutions anti-dumping case against Russia, Belarus, and the Ukraine, continues to prevent unfairly priced product from those countries from entering the U.S. Producer inventories of all nitrogen products are at low levels, and assuming a normal planting season, prices should continue to appreciate well into our third fiscal quarter.

DAP fundamentals began weakening towards the end of our first fiscal quarter and this trend continued throughout our second fiscal quarter. As we begin our third fiscal quarter, we are seeing stabilization in this sector; however, the shortage of supply of sulfur and sulfuric acid may result in reduced DAP production rates at our Pascagoula facility. Looking forward, international demand appears to be at similar levels experienced in fiscal 2002 and domestic demand should be good, assuming a normal weather pattern for planting. China is still the key to export sales volumes and prices. The amount expected to be imported by China could be reduced in fiscal 2003 if a recent proposal is enacted that would limit cadmium levels in fertilizer. This limitation could represent a potential non-tariff trade barrier for U.S. DAP exporters; however, the seriousness of this proposal and its actual impact on our export volumes cannot be determined at this time.

Potash demand has been weak during our first two quarters of fiscal 2003. There is no indication that the export segment of our markets will recover this spring; however, domestic industrial and agricultural demand should improve as we move into our third fiscal quarter. We believe that currently low dealer inventories in our major potash markets will need to be filled for quick consumption. Pricing should improve as we enter a higher demand season.

Other variables can affect our results of operations as stated elsewhere in our discussions under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

OVERVIEW. We are exposed to changes in natural gas prices and interest rates. For more information about how we manage specific risk exposures, see "Critical Accounting Policies - Hedging Activities," Note 12 - Hedging Activities, and Note 5 - Credit Agreements and Long-Term Debt, in our Notes to Consolidated Financial Statements appearing in Item 8 of our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

NATURAL GAS. To manage our natural gas price risks, we enter into derivative transactions as the opportunity arises. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments that mature at various dates. We do not hold or issue derivative instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices. At December 31, 2002, we had no open natural gas derivative instruments; however, the effect of prior derivative transactions will carry forward through fiscal 2003 (see Note 5). During the quarter ended December 31, 2002, two of our natural gas suppliers exited their respective gas supply businesses. Our contract with Mirant Americas Energy Marketing, LP, was assigned to Cinergy Marketing & Trading, LP, and our contract with Dynegy Marketing and Trade was assigned to Interconn Resource, Inc.

INTEREST. At December 31, 2002, our weighted average interest rate was 8.2% under the Amended Harris Facility. Under the Amended Harris Facility, our rates are related to the Prime Rate or Federal Funds Rate, plus an increased margin. For more information on our debt subject to a variable rate of interest, see the heading "Liquidity and Capital Resources - The Harris Bank Facility," in part I, Item 2 of this report.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on December 9, 2002, our shareholders reelected Haley Barbour, W. R. Dyess, and David M. Ratcliffe to serve until the 2005 annual meeting of shareholders or until their successors are elected and qualified.

Name	For	Against	Withheld
Haley Barbour	17,093,206	0	297,752
W. R. Dyess	16,885,118	0	505,840
David M. Ratcliffe	17,075,816	0	315,142

Directors continuing to serve until our 2003 annual meeting of shareholders or until their successors are elected and qualified are Coley L. Bailey (Chairman), Woods E. Eastland, John Sharp Howie (Vice Chairman), and W. A. Percy, II. Directors continuing to serve until our 2004 annual meeting of shareholders or until their successors are elected and qualified are Reuben V. Anderson, Frank R. Burnside, Charles O. Dunn, and George Penick.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  See Index of Exhibits on page 49.
  No reports on Form 8-K have been filed for the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSISSIPPI CHEMICAL CORPORATION

Date: February 14, 2003	By: ____________________________
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

Date: February 14, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    a. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and         procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the          registrant's ability to record, process, summarize and report financial data and have identified for the          registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant          role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

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

*
10.1

Amended and Restated Credit Agreement among the Company and the Lenders Party Thereto and Harris Trust and Savings Bank, as Administrative Agent, dated as of November 15, 2002; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.2

Mississippi Chemical Corporation Amended and Restated Guaranty Agreement dated as of November 15, 2002; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.3

Mississippi Chemical Holdings, Inc. Guaranty Agreement dated as of November 15, 2002; filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
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

*

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
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

*

* Incorporated by reference.

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

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