Form 10-Q
period 2003-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2003-05-23
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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

               The number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2003.

Class	Number of Shares
Common Stock, $0.01 par value	26,211,633

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page
			Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Financial Statements

		Consolidated Statements of Operations	3
		Three months ended March 31, 2003 and 2002 and
		Nine months ended March 31, 2003 and 2002

		Consolidated Balance Sheets	4 - 5
		March 31, 2003 and June 30, 2002

		Consolidated Statements of Shareholders' Equity	6
		Fiscal Year ended June 30, 2002 and
		Nine months ended March 31, 2003

		Consolidated Statements of Cash Flows	7
		Nine months ended March 31, 2003 and 2002

		Notes to Consolidated Financial Statements	8 - 26

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	27 - 50

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	51

	Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION:

	Item 3.	Defaults Under Senior Securities	53

	Item 6.	Exhibits and Reports on Form 8-K	53

	Signatures		53

	Certifications		54 - 55

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Revenues:
Net sales	$115,440	$ 94,694	$329,792	$318,552
Other	800	-	800	-
	116,240	94,694	330,592	318,552

Operating expenses:
Cost of products sold	107,906	95,610	319,207	309,844
Selling, general and
administrative	9,052	7,009	23,765	20,643
Impairment of long-lived assets	58,497	-	70,848	-
Other	6,980	1,135	12,711	8,986
	182,435	103,754	426,531	339,473

Operating loss	(66,195)	(9,060)	(95,939)	(20,921)

Other (expense) income:
Interest, net	(8,256)	(6,799)	(22,475)	(21,448)
Other	215	11,304	4,754	15,184

Loss before income taxes	(74,236)	(4,555)	(113,660)	(27,185)

Income tax (benefit) expense	(26,209)	432	(27,956)	(12,979)

Net loss	$ (48,027)	$ (4,987)	$ (85,704)	$ (14,206)

Loss per share - basic and
diluted (see Note 4)	$ (1.83)	$ (0.19)	$ (3.27)	$ (0.54)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	June 30,
	2003	2002
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 2,095	$ 1,989
Accounts receivable, net	54,508	46,384

Inventories:
Finished products	28,834	25,865
Raw materials and supplies	6,326	6,120
Replacement parts	32,844	34,761
Total inventories	68,004	66,746

Income tax receivable	-	14,971
Prepaid expenses and other current assets	9,127	3,784
Deferred income taxes	3,671	1,394

Total current assets	137,405	135,268

Investments in affiliates	111,903	106,972

Other assets	3,768	7,071

Property, plant and equipment, at cost	732,620	840,797
less accumulated depreciation, depletion and
amortization	(432,762)	(459,823)
Property, plant and equipment, net	299,858	380,974

	$ 552,934	$ 630,285

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	June 30,
	2003	2002
	(In thousands, except per share data)

Current liabilities:
Long-term debt due within one year	$360,513	$110,172
Accounts payable	28,977	35,948
Accrued liabilities	16,915	11,129
Total current liabilities	406,405	157,249

Long-term debt	-	214,215

Other long-term liabilities and deferred credits	17,261	12,540

Deferred income taxes	38,830	66,805

Shareholders' equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,981)	280	280
Additional paid-in capital	306,063	305,901
Accumulated deficit	(188,898)	(102,577)
Accumulated other comprehensive income	1,467	4,983
Treasury stock, at cost (1,769 and
1,815 shares)	(28,474)	(29,111)
Total shareholders' equity	90,438	179,476

	$ 552,934	$630,285

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2002

AND THE NINE MONTHS ENDED MARCH 31, 2003

(Unaudited)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-In	(Accumulated)	Comprehensive	Treasury
	Stock	Capital	Deficit)	(Loss) Income	Stock	Total
(In thousands)

Balances, July 1, 2001	$ 280	$ 305,901	$ 18,963	$ (5,808)	$(29,579)	$289,757
Comprehensive loss:
Net loss	-	-	(121,196)	-	-	(121,196)
Net change in
unrealized loss on
hedges, net of tax
expense of $6,474	-	-	-	10,791	-	10,791

Comprehensive loss	-	-	(121,196)	10,791	-	(110,405)

Treasury stock, net	-	-	(344)	-	468	124

Balances, June 30, 2002	280	305,901	(102,577)	4,983	(29,111)	179,476
Comprehensive loss:
Net loss	-	-	(85,704)	-	-	(85,704)
Net change in
unrealized gain on
hedges, net of tax
benefit of $2,081	-	-	-	(3,516)	-	(3,516)

Comprehensive loss	-	-	(85,704)	(3,516)	-	(89,220)

Stock based
compensation	-	162	-	-	-	162
Treasury stock, net	-	-	(617)	-	637	20

Balances, March 31, 2003	$ 280	$ 306,063	$(188,898)	$ 1,467	$(28,474)	$ 90,438

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$ (85,704)	$ (14,206)
Reconciliation of net loss to net cash (used in)
provided by operating activities:
Net change in operating assets and liabilities	(20,044)	(1,772)
Refund of federal taxes pursuant to the Job
Creation and Workforce Assistance Act of 2002	14,871	26,446
Depreciation, depletion and amortization	30,437	33,494
Impairment of long-lived assets	70,848	-
Change in deferred (gain) loss on hedging
activities, net of tax	(1,411)	6,015
Deferred income taxes	(28,989)	(161)
Equity earnings in unconsolidated affiliates	(6,845)	(9,024)
Other	(890)	(2,545)

Net cash (used in) provided by operating activities	(27,727)	38,247

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,227)	(7,868)
Proceeds from sale of assets	3,330	5,017
Other	1,643	3,300

Net cash (used in) provided by investing activities	(8,254)	449

Cash flows from financing activities:
Debt proceeds	239,356	167,904
Debt payments	(203,269)	(217,240)

Net cash provided by (used in) financing activities	36,087	(49,336)

Net increase (decrease) in cash and cash equivalents	106	(10,640)

Cash and cash equivalents - beginning of period	1,989	11,797

Cash and cash equivalents - end of period	$ 2,095	$ 1,157

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation and its subsidiaries. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and the nine-month periods ended March 31, 2003 and 2002, our financial position at March 31, 2003 and June 30, 2002, our consolidated statements of shareholders' equity for the nine months ended March 31, 2003 and the year ended June 30, 2002, and our cash flows for the nine months ended March 31, 2003 and 2002. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2002, audited financial statements.

Our business is seasonal; therefore, the results of operations for the periods ended March 31, 2003, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - BANKRUPTCY PROCEEDINGS

On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its subsidiaries, Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Triad Nitrogen, L.L.C.; Mississippi Chemical Company, L.P.; Mississippi Chemical Management Company; Eddy Potash, Inc.; and Melamine Chemicals, Inc. (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"), Joint Case Number 03-02984 WEE, collectively (the "Case"). The filings were made in order to facilitate the restructuring of the Debtors' obligations. The Debtors will operate their businesses as debtors-in-possession subsequent to the Petition Date. As debtors-in-possession, the Debtors are authorized to operate their businesses but may not engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing (see Note 3). The Court has set June 9, 2003, as the deadline for objections to the DIP Credit Facility and June 11, 2003, as the hearing date for such objections.

The Debtors sought relief under Chapter 11 of the Bankruptcy Code because of a lack of liquidity. The combination of the depression in the agricultural sector, several waves of unfairly traded imports, and the extreme increase in price level and price volatility of domestic natural gas, the Company's primary raw material, has resulted in substantial financial losses for the Company for the last five years.

The Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts. We cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts.

Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization. The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which permits the Company to continue as a viable business organization. The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days of the Case, or such other time as the Court orders. Although management expects to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, that the plan will be approved by the various classes of creditors and equity holders, or that it will be approved or confirmed by the Court. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization. The Debtors' plan of reorganization could substantially change the amounts and characterization of liabilities currently disclosed in the accompanying unaudited consolidated financial statements.

The ability of the Company to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, the continued compliance with all debt covenants under the debtor-in-possession credit facility, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt. No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Case. Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, the accompanying unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - LONG-TERM DEBT DUE WITHIN ONE YEAR

DEBTOR-IN-POSSESSION FINANCING FACILITY

On May 16, 2003, in conjunction with the Case, we entered into a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "DIP Lenders") to provide up to $37.5 million of financing (the "DIP Credit Facility"). As of the date of this filing, the DIP Lenders are also lenders under the Pre-Petition Harris Facility (as defined below under the heading "The Pre-Petition Harris Facility"), which consists of 13 lenders as of the date of this filing (the "Pre-Petition Lenders"). The DIP Credit Facility is a revolving credit facility under which Mississippi Chemical Corporation is the borrower and its subsidiaries that are included in the Case are guarantors. The DIP Credit Facility terminates upon the earliest to occur of (a) August 16, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the DIP Lenders terminate the DIP Credit Facility in connection with an event of default under the facility. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request on an interim basis to enter into the DIP Credit Facility. The Court has set June 9, 2003, as the deadline for objections to the DIP Credit Facility, and June 11, 2003, as the hearing date for such objections. The provisions of the DIP Credit Facility generally described below are more particularly described in the Post-Petition Credit Agreement filed as an exhibit to this Form 10-Q.

The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $37.5 million during the months of September, October and November 2003, and February and March 2004, and $35 million at all other times, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) a scheduled excess collateral availability requirement, minus (iv) from June 15, 2003, an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventory in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) from June 15, 2003, an amount equal to six months' rent for all leased facilities where inventory is kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The commitments of the DIP Lenders are subject to certain mandatory reductions described below.

The loans under the DIP Credit Facility bear interest at rates equal to the prime commercial rate from time to time in effect plus 4%. Upon entry of the Interim Order, we paid a commitment fee equal to 1% of the full DIP Commitment to the DIP Lenders and an administrative fee of $75,000 to Harris Trust and Savings Bank, as "DIP Agent." Upon entry of the Final Order, we will be obligated to pay an additional commitment fee of 1% to the DIP Lenders and an additional administrative fee of $75,000 to the DIP Agent. The DIP Credit Facility also has a facility fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

Pursuant to the Interim Order, the DIP Lenders have been granted superpriority claim status in the Case that is collateralized by first liens on substantially all of our assets and the assets of the other subsidiaries included in the Case (including all of the proceeds of inventory and accounts receivable and cash collateral). Our use of proceeds of inventory and accounts receivable and all cash collateral generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility. All of our subsidiaries that are included in the Case have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the Pre-Petition Lenders have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Lenders and certain liens permitted under the DIP Credit Facility.

The DIP Credit Facility (a) restricts our ability to incur debt, (b) requires us to generate certain minimum levels of EBITDA, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions outside the ordinary course of business, (e) permits the voluntary prepayment of loans under the DIP Credit Facility without penalty, and (f) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities.

In connection with entering into the DIP Credit Facility, we entered into an agreement with the Pre-Petition Lenders pursuant to which such lenders agreed not to take any action to enforce their rights under the guaranty by Mississippi Chemical Holdings, Inc. ("MCHI"), of our obligations under the Pre-Petition Harris Facility. Upon the termination of the DIP Credit Facility or upon certain defaults, the Pre-Petition Lenders may enforce the MCHI guaranty. In the event that MCHI receives proceeds from a refinancing or disposition event with respect to Farmland MissChem Limited ("Farmland MissChem"), MCHI has agreed to apply such proceeds to the Pre-Petition Harris Facility.

PRE-PETITION - HARRIS FACILITY

On November 15, 2002, we amended and restated our $200.0 million secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of other lenders (twelve as of the date of this filing) to extend the facility's maturity from November 25, 2002, to November 10, 2003, reduce the commitment to $165.0 million, and provide for other amendments that were less favorable to us (the "Pre-Petition Harris Facility"). Since that date, the commitment was automatically reduced to $163.4 million in accordance with the Pre-Petition Harris Facility due to sales of non-core assets. Our bankruptcy filing was an event of default under the Pre-Petition Harris Facility, and as a result, we can no longer borrow under this facility. The borrowings under the facility are reflected as a current liability on our balance sheet. The provisions of the Pre-Petition Harris Facility generally described below are more particularly described in the amended and restated credit agreement (the "Pre-Petition Credit Agreement") filed as an exhibit to our September 30, 2002 Form 10-Q.

The Pre-Petition Harris Facility consists of "A Loans" and "B Loans" (collectively, the "Loans") that are guaranteed by each of the Company's wholly owned domestic subsidiaries and a foreign subsidiary as provided below. The B Loans constitute a continuation of the $105 million principal amount of B Loans outstanding as of November 15, 2002. Loans which are not B Loans are A Loans. The Loans and the commitments of the lenders under the Pre-Petition Harris Facility are subject to mandatory prepayments and mandatory commitment reductions as described below. The Loans bear interest at rates equal to the sum of (i) the greater of (a) the Prime Rate or (b) the Federal Funds Rate plus 1/2%, plus (ii) an "Applicable Margin." The Applicable Margin is 5% on the first $105 million outstanding under the Pre-Petition Harris Facility and 1% on all amounts outstanding in excess of $105 million; provided, that once the amount of mandatory prepayments and commitment reductions on the Pre-Petition Harris Facility equals or exceeds $52.5 million, the Applicable Margin will reduce to 3%. Pursuant to the DIP Credit Facility, interest on the loans and fees accrue at the default rate of an additional 2%. The portion of post-petition interest and fees equal to the non-default rate shall be paid pursuant to the terms of the Pre-Petition Harris Facility, and the difference between interest and fees at the default rate and interest and fees at the non-default rate will be due and payable on the termination of the DIP Credit Facility.

We incurred approximately $4.0 million in costs and fees to close the Pre-Petition Harris Facility. We are obligated to pay a facility fee equal to 0.5% per annum of the commitment ($825,000) payable quarterly in arrears (see Note 8).

Our weighted average interest rate under the Pre-Petition Harris Facility was 8.2% for the quarter and 8.1% at March 31, 2003. We had letters of credit outstanding as of March 31, 2003, and May 15, 2003, in the amount of $900,000 that lowered our borrowing availability. We had borrowings outstanding of $158.3 million on May 15, 2003. As a result of the Case, no additional borrowings are available under the Pre-Petition Harris Facility. The A Loans are secured by a first priority lien on our inventory, accounts receivable, spare parts, and substantially all remaining assets which are not Principal Properties (as defined below in this paragraph) (collectively, the "Non-Principal Properties"). The B Loans are secured by (a) a first priority lien on our four domestic operating facilities and related real estate, the equity of the subsidiaries that own such facilities, and similar after-acquired properties and securities (collectively, the "Principal Properties") to the extent permitted by the Indenture governing our Senior Notes (see the heading "Liquidity and Capital Resources - Financing Activities - The Senior Notes," in Part 1, Item 2 of this report) and (b) a second priority lien on the Non-Principal Properties. The Loans are guaranteed by all of our domestic subsidiaries and a foreign subsidiary, MCHI. MCHI indirectly owns our equity interest in Farmland MissChem. For information regarding the tax effect of this foreign subsidiary guarantee, see the discussion in Part I, Item 2, of this Form 10-Q under the headings "Critical Accounting Policies - Deferred Taxes," and "Results of Operations - Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31, 2002 - Income Tax Benefit."

The Pre-Petition Harris Facility provides for maximum borrowings up to the lesser of: $163.4 million (the "Loan Limit"), or the "Borrowing Base" that is equal to (a) the sum of (i) 85% of eligible accounts receivable, (ii) 65% of eligible inventory (subject to a $45 million limit), (iii) 50% of eligible spare parts, plus 75% of the appraised orderly liquidation value of Non-Principal Properties not included in items (a)(i)-(iii) above (subject to a combined $15 million limit), and (iv) $105 million (subject to reduction for mandatory prepayments); minus (b) $12.5 million through March 31, 2003, and $15 million thereafter (the "Block Amount"). To borrow the Loan Limit, the Borrowing Base (including the Block Amount) must equal or exceed $163.4 million. If the Borrowing Base is less than the Loan Limit, the Loans shall not exceed the Borrowing Base. The Pre-Petition Harris Facility also permits up to $20 million of letters of credit, which lower borrowing availability.

The Pre-Petition Harris Facility (a) requires us to generate certain minimum levels of EBITDA (as defined in the Pre-Petition Credit Agreement), (b) limits our capital expenditures, (c) prohibits the repurchase of our outstanding shares and the payment of dividends, (d) obligates us to actively and continuously market our equity interest in Farmland MissChem, (e) provides for certain commitment reductions equal to 50% of our Excess Cash Flow (as defined in the Pre-Petition Credit Agreement), (f) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions, tax refunds, and equity issues, (g) permits the voluntary prepayment of the Loans at any time without penalty, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for revolving credit facilities of this type.

NOTE 3 - LONG-TERM DEBT DUE WITHIN ONE YEAR (Continued)

THE INDUSTRIAL REVENUE BONDS

In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds, the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The bonds issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The bonds may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical

Corporation. We were in compliance with the terms and conditions related to the bonds as of March 31, 2003. However, our bankruptcy filing was an event of default under the industrial revenue bonds.

THE SENIOR NOTES

On November 15, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a $300.0 million shelf registration statement filed with the Securities and Exchange Commission. Semi-annual interest payments of approximately $7.3 million are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. We were in compliance with the terms and conditions related to the Senior Notes as of March 31, 2003. However, as a result of our bankruptcy filing, we did not make the semi-annual interest payment due with respect to the Senior Notes on May 15, 2003. In addition, our bankruptcy filing constitutes an event of default under the Senior Notes.

On January 9, 2003, Trustmark National Bank, the Trustee under the Indenture governing the Senior Notes, delivered a notice of resignation to us. On March 21, 2003, BancorpSouth Bank, a national banking association, became the Trustee under the Indenture.

NOTE 4 - EARNINGS PER SHARE

The number of weighted average common shares outstanding, net of treasury shares, used in our diluted earnings per share computations for the three months ended March 31, 2003 and 2002 were 26,208,000 and 26,139,000, respectively. The number of weighted average common shares outstanding, net of treasury shares, used in our diluted earnings per share computations for the nine months ended March 31, 2003 and 2002 were 26,184,000 and 26,135,000, respectively. Options outstanding at March 31, 2003 and 2002, were not included in our computations of diluted loss per share as a result of incurring a net loss in each of the three-month and nine-month periods, which renders the options anti-dilutive.

NOTE 5 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate and potash, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces anhydrous ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. However, on December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana. Urea production ended on January 31, 2003 (see Note 9). We distribute these products to fertilizer dealers, distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP"). The majority of our DAP is marketed to agricultural users in international markets through a separate export association. Our potash segment mines and produces agricultural and industrial potash products that are sold to fertilizer dealers, distributors, and industrial accounts, primarily for use in the southern and western regions of the United States, and into export markets. Below is our segment information for the three-month and nine-month periods ended March 31, 2003 and 2002. The Other caption includes corporate and consolidating eliminations.

	Three months ended March 31, 2003
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 73,227	$ 23,932	$ 18,281	$ -	$115,440
Net sales - intersegment	4,892	-	-	(4,892)	-
Impairment of long-lived assets	58,497	-	-	-	58,497
Operating loss	(59,840)	(5,172)	(1,450)	267	(66,195)
Depreciation, depletion and
amortization	5,241	1,330	1,818	1,472	9,861
Capital expenditures	1,308	1,240	547	304	3,399

	Three months ended March 31, 2002
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 50,631	$ 24,555	$19,508	$ -	$ 94,694
Net sales - intersegment	4,086	17	-	(4,103)	-
Operating (loss) income	(10,214)	1,667	(798)	285	(9,060)
Depreciation, depletion and
amortization	6,687	1,409	1,900	1,164	11,160
Capital expenditures	367	1,872	488	15	2,742

	Nine months ended March 31, 2003
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$202,410	$ 77,619	$49,763	$ -	$329,792
Net sales - intersegment	14,950	17	-	(14,967)	-
Impairment of long-lived assets	70,848	-	-	-	70,848
Operating loss	(83,255)	(9,685)	(2,799)	(200)	(95,939)
Depreciation, depletion and
amortization	16,765	4,188	5,385	4,099	30,437
Capital expenditures	6,284	2,976	3,542	425	13,227

	Nine months ended March 31, 2002
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$184,830	$ 77,092	$56,630	$ -	$318,552
Net sales - intersegment	14,950	52	-	(15,002)	-
Operating (loss) income	(18,842)	1,334	(4,475)	1,062	(20,921)
Depreciation, depletion and
amortization	20,536	4,206	5,347	3,405	33,494
Capital expenditures	2,646	3,387	1,697	138	7,868

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity. The components of comprehensive income that relate to us are net income or loss and unrealized gains or losses on our natural gas derivative transactions, and, as permitted under the provisions of SFAS No. 130, "Reporting Comprehensive Income," are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive income during the nine months ended March 31, 2003, are included below.

	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Net unrealized gain on natural gas hedging
activities at June 30, 2002	$ 7,973	$ (2,990)	$ 4,983

Net unrealized gain arising during period	10,859	(4,213)	6,646
Reclassification adjustment for net gains
realized in net loss	(16,456)	6,294	(10,162)

Net unrealized gain on natural gas hedging
activities at March 31, 2003	$ 2,376	$ (909)	$ 1,467

NOTE 7 - INCOME TAX RECEIVABLE

In August 2002, we received a $14.9 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002.

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2003, our prepaid expenses and other current assets had increased approximately $5.3 million from June 30, 2002. This increase was primarily related to increased financing fees in connection with the Pre-Petition Harris Facility, the prepayment for natural gas (our primary raw material), and increased insurance premiums that we pre-pay and amortize over the year. These increases were partially offset by decreased net unrealized gains associated with our natural gas hedging activities at March 31, 2003, as more particularly described in Note 6 - Accumulated Other Comprehensive Income of these Notes to Consolidated Financial Statements.

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS

On December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana, and on February 26, 2003, we announced plans to close our No. 2 anhydrous ammonia plant, also located in Donaldsonville, Louisiana (the "No. 2 AA Plant"). Both closures were due to continued negative operating results from unfavorable natural gas prices and market conditions. While we continued to evaluate alternative uses for these assets, we concluded, at that time, that the long-lived assets associated with the prilling section of the urea plant and the assets associated with the No. 2 AA Plant would be idled indefinitely. These assets were determined to be impaired and will not contribute to our ongoing operations. The long-lived assets associated with our total urea operation had a book value of approximately $23.3 million as of December 31, 2002. The carrying value of the impaired prilled urea assets was approximately $12.5 million as of December 31, 2002. This amount has been written off and recorded as a component of operating expenses. Urea production ended on January 31, 2003. Approximately 40 employees were impacted by this change in production and are being provided severance benefits based upon their years of service. Total severance cost was approximately $960,000 and has been accrued in accordance with SFAS No. 146. The long-lived assets associated with the No. 2 AA Plant had a book value of approximately $68.0 million as of February 28, 2003. This amount has been written down to estimated salvage value and the impairment has been recorded as a component of operating expenses. Production from the No. 2 AA Plant has been down since early January 2003. Approximately 24 employees were impacted by this change in production and are being provided severance benefits based upon their years of service. Total severance cost was approximately $438,000 and has been accrued in accordance with SFAS No. 146.

NOTE 10 - ACCOUNTING FOR STOCK OPTIONS

At March 31, 2003, we had a stock option plan for certain officers and key employees, as well as a stock option plan for non-employee directors. On May 14, 2003, the Board of Directors voted to terminate the stock option plan for certain officers and key employees. These plans are described more fully in Note 9 - Stock Options in our Notes to Consolidated Financial Statements appearing in Item 8 of our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. Prior to July 1, 2002, we had applied the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under these provisions, we were not required to record any stock based compensation expense.

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

The following table illustrates the effect on net loss and loss per share if the fair value method had been applied to outstanding and unvested awards in each period:

	Three months ended		Nine months ended
	March 31,		March 31,
	2003	2002	2003	2002

Net loss, as reported	$ (48,027)	$ (4,987)	$ (85,704)	$ (14,206)
Add: Stock-based compensation
expense included in
reported net loss, net of tax	-	-	100	-
Deduct: Total stock-based
compensation expense
determined under fair
value method, net of tax	-	-	(100)	(346)

Pro forma net loss	$ (48,027)	$ (4,987)	$ (85,704)	$(14,552)

Loss per share:
Basic - as reported	$ (1.83)	$ (0.19)	$ (3.27)	$ (0.54)
Basic - pro forma	$ (1.83)	$ (0.19)	$ (3.27)	$ (0.56)

Diluted - as reported	$ (1.83)	$ (0.19)	$ (3.27)	$ (0.54)
Diluted - pro forma	$ (1.83)	$ (0.19)	$ (3.27)	$ (0.56)

NOTE 11 - INCOME TAX BENEFIT

For the nine-month period ended March 31, 2003, our income tax benefit was $28.0 million, as compared to an income tax benefit of $13.0 million for the nine-month period ended March 31, 2002. This income tax benefit is primarily the result of our net losses, partially offset by U.S. tax expense on cumulative foreign earnings triggered by the guarantee of our debt under the Pre-Petition Harris Facility by one of our foreign subsidiaries.

Under the Pre-Petition Harris Facility, our wholly owned subsidiary, MCHI, provided a guarantee of the debt. MCHI indirectly owns our 50% joint venture interest in Farmland MissChem, which operates an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Farmland MissChem). As of March 31, 2003, these cumulative earnings approximated $38.7 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $14.8 million. While the guarantee remains in place, we expect to record U.S. tax expenses on future earnings from MCHI and Farmland MissChem.

In addition to the U.S. tax expense resulting from the MCHI guarantee, we are providing tax benefits based on an estimated annual effective tax rate of approximately 35%. This rate reflects our anticipation of establishing valuation allowances for all deferred state tax assets generated during the year.

NOTE 12 - ASSET RETIREMENT OBLIGATIONS

Effective July 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. As of March 31, 2003, estimated closure costs of approximately $11.4 million have been accrued to close our West and East phosphogypsum disposal facilities at our Pascagoula, Mississippi, facility. This amount was reduced by $400,000 during the quarter ended March 31, 2003, as certain costs came in under our initial estimate. Currently, we are in the process of closing our West Facility. We discontinued the use of this storage facility during the second quarter of fiscal 2003. The East Facility that was completed in 1998 is currently in full operation. During the nine-month period ended March 31, 2003, we recorded an asset and a liability in the amount of $3.9 million as the estimated asset retirement obligation for the East Facility in accordance with SFAS No. 143. The asset recorded will be depreciated over its estimated useful life. The liability will be accreted based on the effective interest method and the useful life of the facility. As required by SFAS No. 143, we will make periodic assessments as to the reasonableness of our closure cost estimates. Accordingly, adjustments will be made to the estimated costs of closure as needed. The respective asset and liability balance will be adjusted on our consolidated balance sheet, which will correspondingly increase or decrease the amounts expensed in future periods.

As of March 31, 2003, estimated closure costs of approximately $2.4 million have been accrued to close our potash mining facilities. Of this amount, approximately $2.3 million is attributable to our Eddy Potash, Inc. ("Eddy") facility that was idled in 1997. We estimate that we have fully accrued closure costs for Eddy. Our remaining potash facilities have estimated useful lives spanning several decades. Our current estimates of closure costs for these facilities are not material to our operations at this time. We will continue to evaluate our estimates and make adjustments accordingly.

NOTE 13 - INVESTMENT IN FARMLAND MISSCHEM LIMITED

Our 50-50 joint venture, Farmland MissChem, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. Farmland MissChem's financial statements are summarized as follows:

Summarized balance sheet information:

	March 31,	June 30,
	2003	2002
Current assets	$ 65,373	$ 67,620
Non-current assets	260,548	268,778
Current liabilities	127,852	149,773
Stockholders' equity	198,069	186,625

Summarized statements of operation information:

	Three months ended		Nine months ended
	March 31,		March 31,
	2003	2002	2003	2002

Revenues	$23,976	$36,794	$57,939	$56,786
Operating income	3,871	6,992	6,933	12,493
Net income	5,358	9,998	11,444	17,036

On May 15, 2003, the filing of the Case resulted in an event of default under the Ex-Im Bank loan documents and our anhydrous ammonia offtake agreement with Farmland MissChem, which requires us to purchase one-half of the output of Farmland MissChem. As of the date of this filing, Ex-Im Bank has not provided notice to Farmland MissChem that it intends to accelerate the repayment of its loan.

NOTE 14 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for March 31, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three months ended March 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 38,511	$ 116,025	$ (39,096)	$ 115,440
Other	-	800	-	-	800
	-	39,311	116,025	(39,096)	116,240

Operating expenses:
Cost of products sold	-	39,988	107,433	(39,515)	107,906
Selling, general and
administrative	(270)	2,187	7,135	-	9,052
Impairment of long-lived
assets	-	-	58,497	-	58,497
Other	-	1,798	5,182	-	6,980
	(270)	43,973	178,247	(39,515)	182,435
Operating income (loss)	270	(4,662)	(62,222)	419	(66,195)

Other (expense) income:
Interest, net	(4,086)	(884)	(3,286)	-	(8,256)
Other	(43,741)	(31,668)	17	75,607	215

Loss before income taxes	(47,557)	(37,214)	(65,491)	76,026	(74,236)

Income tax expense (benefit)	470	2,966	(29,216)	(429)	(26,209)

Net loss	$(48,027)	$(40,180)	$(36,275)	$ 76,455	$(48,027)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Three months ended March 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 30,851	$ 95,917	$ (32,074)	$ 94,694

Operating expenses:
Cost of products sold	-	36,022	90,522	(30,934)	95,610
Selling, general and
administrative	(293)	1,337	5,965	-	7,009
Other	-	853	282	-	1,135
	(293)	38,212	96,769	(30,934)	103,754
Operating income (loss)	293	(7,361)	(852)	(1,140)	(9,060)

Other (expense) income:
Interest, net	(3,552)	(2,140)	(1,107)	-	(6,799)
Other	3,215	1,480	142	6,467	11,304

Loss before income taxes	(44)	(8,021)	(1,817)	5,327	(4,555)

Income tax expense (benefit)	4,943	3,455	(2,895)	(5,071)	432

Net (loss) income	$ (4,987)	$ (11,476)	$ 1,078	$ 10,398	$ (4,987)

NOTE 14 - GUARANTOR SUBSIDIARIERS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
	Nine months ended March 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 110,356	$ 331,535	$(112,099)	$329,792
Other	-	800	-	-	800
	-	111,156	331,535	(112,099)	330,592
Operating expenses:
Cost of products sold	-	114,422	317,898	(113,113)	319,207
Selling, general and
administrative	175	5,050	18,540	-	23,765
Impairment of long-lived
assets	-	-	70,848	-	70,848
Other	-	4,319	8,392	-	12,711
	175	123,791	415,678	(113,113)	426,531
Operating loss	(175)	(12,635)	(84,143)	1,014	(95,939)

Other (expense) income:
Interest, net	(11,660)	(4,204)	(6,611)	-	(22,475)
Other	(57,878)	(31,214)	3,825	90,021	4,754

Loss before income taxes	(69,713)	(48,053)	(86,929)	91,035	(113,660)

Income tax expense (benefit)	15,991	2,316	(43,856)	(2,407)	(27,956)

Net loss	$(85,704)	$(50,369)	$ (43,073)	$ 93,442	$ (85,704)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Nine months ended March 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 104,162	$ 320,911	$ (106,521)	$ 318,552

Operating expenses:
Cost of products sold	-	116,172	300,563	(106,891)	309,844
Selling, general and
administrative	(1,082)	3,810	17,915	-	20,643
Other	-	5,539	3,447	-	8,986
	(1,082)	125,521	321,925	(106,891)	339,473
Operating income (loss)	1,082	(21,359)	(1,014)	370	(20,921)

Other (expense) income:
Interest, net	(18,211)	(7,904)	(4,284)	8,951	(21,448)
Other	11,288	6,409	3,812	(6,325)	15,184

Loss before income taxes	(5,841)	(22,854)	(1,486)	2,996	(27,185)

Income tax expense (benefit)	8,365	(10,145)	(8,731)	(2,468)	(12,979)

Net (loss) income	$ (14,206)	$ (12,709)	$ 7,245	$ 5,464	$ (14,206)

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 2,059	$ 8	$ 28	$ -	$ 2,095
Receivables, net	30,158	7,818	61,142	(44,610)	54,508
Inventories	-	19,184	48,013	807	68,004
Prepaid expenses and other
current assets	6,699	3,155	4,926	(1,982)	12,798

Total current assets	38,916	30,165	114,109	(45,785)	137,405

Investments in affiliates	201,715	69,008	97,701	(256,521)	111,903
Other assets	220,500	-	5,219	(221,951)	3,768
Property, plant and equipment, net	5,011	123,229	171,618	-	299,858

Total assets	$466,142	$222,402	$388,647	$(524,257)	$552,934

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$346,013	$ -	$ 14,500	$ -	$360,513
Accounts payable	17,957	35,852	60,739	(85,571)	28,977
Accrued liabilities and other	7,717	3,179	7,548	(1,529)	16,915

Total current liabilities	371,687	39,031	82,787	(87,100)	406,405

Long-term debt	-	64,575	250,005	(314,580)	-
Other long-term liabilities and
deferred credits	4,017	21,177	14,040	16,857	56,091

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,618	(660,333)	306,063
Accumulated deficit	(188,898)	(227,097)	(352,743)	579,840	(188,898)
Accumulated other
comprehensive income	1,467	-	-	-	1,467
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' equity	90,438	97,619	41,815	(139,434)	90,438

Total liabilities and
shareholders' equity	$466,142	$222,402	$388,647	$(524,257)	$552,934

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2002
	Parent	Guarantor	Non-Guarantor
(Dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,920	$ 16	$ 53	$ -	$ 1,989
Receivables, net	21,126	9,704	55,129	(24,604)	61,355
Inventories	-	19,525	47,428	(207)	66,746
Prepaid expenses and
other current assets	5,000	1,251	3,112	(4,185)	5,178

Total current assets	28,046	30,496	105,722	(28,996)	135,268

Investments in affiliates	259,932	203,554	91,982	(448,496)	106,972
Other assets	307,956	-	90,830	(391,715)	7,071
Property, plant and equipment, net	7,913	126,792	246,269	-	380,974

Total assets	$ 603,847	$ 360,842	$ 534,803	$ (869,207)	$ 630,285

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$ 110,172	$ -	$ -	$ -	$ 110,172
Accounts payable	15,361	11,938	48,237	(39,588)	35,948
Accrued liabilities and other	7,220	2,954	5,964	(5,009)	11,129

Total current liabilities	132,753	14,892	54,201	(44,597)	157,249

Long-term debt	290,285	166,035	137,578	(379,683)	214,215
Other long-term liabilities and
deferred credits	1,333	31,928	58,585	(12,501)	79,345

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	305,901	324,715	335,617	(660,332)	305,901
Accumulated deficit	(102,577)	(176,729)	(110,118)	286,847	(102,577)
Accumulated other
comprehensive income	4,983	-	-	-	4,983
Treasury stock, at cost	(29,111)	-	-	-	(29,111)

Total shareholders' equity	179,476	147,987	284,439	(432,426)	179,476

Total liabilities and
shareholders' equity	$ 603,847	$ 360,842	$ 534,803	$(869,207)	$ 630,285

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended March 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (85,704)	$ (50,369)	$ (43,073)	$ 93,442	$ (85,704)
Reconciliation of net loss
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(21,733)	24,479	3,700	(26,490)	(20,044)
Depreciation, depletion and
amortization	4,099	9,573	16,765	-	30,437
Change in deferred loss on
hedging activities, net of tax	(1,411)	-	-	-	(1,411)
Equity earnings in
unconsolidated affiliates	57,678	31,231	(5,733)	(90,021)	(6,845)
Refund of federal taxes
pursuant to the Job Creation
and Workforce Assistance
Act of 2002	14,871	-	-	-	14,871
Impairment of long-lived assets	-	-	70,848	-	70,848
Deferred income taxes and
other	11,632	(10,773)	(53,807)	23,069	(29,879)
Net cash (used in) provided by
operating activities	(20,568)	4,141	(11,300)	-	(27,727)

Cash flows from investing activities:
Purchases of property, plant and
equipment	(425)	(6,009)	(6,793)	-	(13,227)
Proceeds from sale of assets	3,218	4	108	-	3,330
Other	268	1,361	14	-	1,643
Net cash (provided by) used in
investing activities	3,061	(4,644)	(6,671)	-	(8,254)

Cash flows from financing activities:
Debt proceeds	239,356	-	-	-	239,356
Debt payments	(203,269)	-	-	-	(203,269)
Net change in affiliate notes	(18,441)	495	17,946	-	-
Net cash provided by financing
activities	17,646	495	17,946	-	36,087

Net increase (decrease) in cash and
cash equivalents	139	(8)	(25)	-	106

Cash and cash equivalents -
beginning of period	1,920	16	53	-	1,989

Cash and cash equivalents -
end of period	$ 2,059	$ 8	$ 28	$ -	$ 2,095

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended March 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$ (14,206)	$ (12,709)	$ 7,245	$ 5,464	$ (14,206)
Reconciliation of net (loss) income
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(36,979)	118	33,768	1,321	(1,772)
Depreciation, depletion and
amortization	3,404	9,472	20,618	-	33,494
Change in deferred loss on
hedging activities, net of tax	6,015	-	-	-	6,015
Equity earnings in
unconsolidated affiliates	8,685	(6,505)	(8,523)	(2,681)	(9,024)
Refund of federal taxes
pursuant to the Job Creation
and Workforce Assistance
Act of 2002	26,446	-	-	-	26,446
Deferred income taxes and
other	6,004	142	(4,748)	(4,104)	(2,706)
Net cash (used in) provided by
operating activities	(631)	(9,482)	48,360	-	38,247

Cash flows from investing activities:
Purchases of property, plant and
equipment	(139)	(1,374)	(6,355)	-	(7,868)
Proceeds from sale of assets	42	120	4,855	-	5,017
Other	-	990	2,310	-	3,300
Net cash (used in) provided by
investing activities	(97)	(264)	810	-	449

Cash flows from financing activities:
Debt proceeds	167,904	-	-	-	167,904
Debt payments	(217,240)	-	-	-	(217,240)
Net change in affiliate notes	39,426	9,746	(49,172)	-	-
Net cash (used in) provided by
financing activities	(9,910)	9,746	(49,172)	-	(49,336)

Net decrease in cash and cash
equivalents	(10,638)	-	(2)	-	(10,640)

Cash and cash equivalents -
beginning of period	11,728	16	53	-	11,797

Cash and cash equivalents -
end of period	$ 1,090	$ 16	$ 51	$ -	$ 1,157

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

PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE. On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its subsidiaries, Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Triad Nitrogen, L.L.C.; Mississippi Chemical Company, L.P.; Mississippi Chemical Management Company; Eddy Potash, Inc.; and Melamine Chemicals, Inc. (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"), Joint Case Number 03-02984 WEE, collectively (the "Case"). The filings were made in order to facilitate the restructuring of the Debtors' obligations. The Debtors will operate their businesses as debtors-in-possession subsequent to the Petition Date. As debtors-in-possession, the Debtors are authorized to operate their businesses but may not engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing (see Liquidity and Capital Resources - Financing Activities - Debtor-in-Possession Financing Facility). The Court has set June 9, 2003, as the deadline for objections to the DIP Credit Facility and June 11, 2003, as the hearing date for such objections.

The Debtors sought relief under Chapter 11 of the Bankruptcy Code because of a lack of liquidity. The combination of the depression in the agricultural sector and the extreme increase in price level and price volatility of domestic natural gas, the Company's primary raw material, has resulted in substantial financial losses for the Company for the last five years.

The Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts. We cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts.

Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization. The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which permits the Company to continue as a viable business organization. The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days of the Case, or such other time as the Court orders. Although management expects to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, that the plan will be approved by the various classes of creditors and equity holders, or that it will be approved or confirmed by the Court. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization. The Debtors' plan of reorganization could substantially change the amounts and characterization of liabilities currently disclosed in the accompanying unaudited consolidated financial statements.

The ability of the Company to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, the continued compliance with all debt covenants under the debtor-in-possession credit facility, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt. No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Case. Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, the accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We have identified and described the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these related disclosures. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. Details regarding these policies are described in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations during the nine-month period ended March 31, 2003, except as described below.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, it is more likely than not that we will realize value for any deferred tax assets, then we are not required to record valuation allowances against those deferred tax assets. As of March 31, 2003, we had recorded deferred tax assets arising from federal and state net operating loss carryforwards amounting to approximately $36.2 million and approximately $19.1 million, respectively. We estimate that certain deferred state tax assets, including these arising from certain state net operating loss carryforwards, will not be realized, and we have recorded valuation allowances against these assets totaling $7.8 million as of March 31, 2003. We anticipate recording valuation allowances for all deferred state tax assets generated for fiscal year 2003.

As part of the Pre-Petition Harris Facility (as defined below under the heading Liquidity and Capital Resources - Financing Activities - The Pre-Petition Facility), our wholly owned subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"), provided a guarantee of the debt. MCHI indirectly owns our 50% joint venture interest in Farmland MissChem Limited ("Farmland MissChem"), which operates an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Farmland MissChem). As of March 31, 2003, these cumulative earnings approximated $38.7 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $14.8 million. While the guarantee remains in place, we expect to record U.S. tax expense on future earnings from MCHI and Farmland MissChem.

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

          As of March 31, 2003, estimated closure costs of approximately $11.4 million have been accrued to close our West and East phosphogypsum disposal facilities in Pascagoula. This amount was reduced by $400,000 during the quarter ended March 31, 2003, as certain costs came in under our initial estimate. Currently, we are in the process of closing our West Facility. We discontinued the use of this storage facility during the second quarter of fiscal 2003. The East Facility that was completed in 1998 is currently in full operation. During the nine-month period ended March 31, 2003, we recorded an asset and a liability in the amount of $3.9 million as the estimated asset retirement obligation for the East Facility in accordance with SFAS No. 143 - "Accounting for Asset Retirement Obligations," as described more fully below.

          As of March 31, 2003, estimated closure costs of approximately $2.4 million have been accrued to close our potash mining facilities. Of this amount, approximately $2.3 million is attributable to our Eddy Potash, Inc. ("Eddy") facility that was idled in 1997. We estimate that we have fully accrued closure costs for Eddy. Our remaining potash facilities have estimated useful lives spanning several decades. Our current estimates of closure costs for these facilities are not material to our operations at this time. We will continue to evaluate our estimates and make adjustments accordingly.

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

          Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These evaluations utilize various estimates and judgments. The recoverability of these assets is highly dependent upon the accuracy of certain underlying assumptions, such as future product prices and natural gas costs. During our second and third quarters of fiscal 2003, events occurred that necessitated such an evaluation of recoverability of certain assets at our Donaldsonville facility.

          On December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana, and on February 26, 2003, we announced plans to close our No. 2 anhydrous ammonia plant also located in Donaldsonville, Louisiana (the "No. 2 AA Plant"). Both closures were due to continued negative operating results from unfavorable natural gas prices and market conditions. While we continued to evaluate alternative uses for these assets, we concluded at that time that the long-lived assets associated with the prilling section of the urea plant and the assets associated with the No. 2 AA Plant would be idled indefinitely. These assets were determined to be impaired and will not contribute to our ongoing operations. The long-lived assets associated with our total urea operation had a book value of approximately $23.3 million as of December 31, 2002. The carrying value of the impaired prilled urea assets was approximately $12.5 million as of December 31, 2002. This amount has been written off and recorded as a component of operating expenses. Prilled urea production ended on January 31, 2003. The long-lived assets associated with the No. 2 AA Plant had a book value of approximately $68.0 million as of February 28, 2003. This amount has been written down to estimated salvage value and the impairment has been recorded as a component of operating expenses. The No. 2 AA Plant has not been in production since early January 2003.

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

          As encouraged by the FASB, we elected to early adopt this accounting standard. On December 19, 2002, approximately 40 employees were provided a 60-day notice that operations would cease at our urea facility located in Donaldsonville, Louisiana. These employees are being provided severance benefits based upon their years of service. Such benefits are payable to those employees whose service ended after the 60-day period. Total severance cost was approximately $960,000, and has been accrued in accordance with SFAS No. 146. On February 26, 2003, approximately 24 employees were impacted by the change in our anhydrous ammonia production at our Donaldsonville, Louisiana, facility. They are also being provided severance benefits based upon their years of service. Total severance cost was approximately $438,000 and has been accrued in accordance with SFAS No. 146.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

OVERVIEW. For the quarter ended March 31, 2003, we incurred a net loss of $48.0 million (or $1.83 per diluted share) compared to a net loss of $5.0 million (or $0.19 per diluted share) for the same quarter during the prior year. Net sales increased to $115.4 million for the quarter ended March 31, 2003, from $94.7 million for the quarter ended March 31, 2002. We incurred an operating loss of $66.2 million for the quarter ended March 31, 2003, compared to an operating loss of $9.1 million for the quarter ended March 31, 2002. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter ended March 31, 2003, were positive $2.4 million excluding a non-cash impairment charge of $58.5 million primarily related to the write-down of one of our anhydrous ammonia plants at our Donaldsonville, Louisiana, nitrogen facility, and were negative $56.1 million after the non-cash impairment charge. This compares to positive EBITDA of $13.4 million for the quarter ended March 31, 2002.

The following table reconciles cash flows from operations to EBITDA:

	Three months ended March 31,
	2003	2002
	(In thousands)
Net cash (used in) provided by operating activities	$ (6,723)	$36,587
Net change in operating assets and liabilities	(4,061)	13,417
Refund of federal taxes pursuant to the Job Creation and
Workforce Assistance Act of 2002	-	(26,446)
Impairment of long-lived assets	(58,497)	-
Change in deferred (gain) loss on hedging activities,
net of tax	1,990	(5,396)
Deferred income taxes	27,580	(13,079)
Equity earnings in unconsolidated affiliates	3,022	1,706
Other	(1,477)	(615)
Income tax (benefit) expense	(26,209)	432
Interest, net	8,256	6,799
EBITDA, including impairment of long-lived assets	(56,119)	13,405
Impairment of long-lived assets	58,497	-
EBITDA, excluding impairment of long-lived assets	$ 2,378	$ 13,405

NET SALES

OVERVIEW. Our net sales increased 22% to $115.4 million for the quarter ended March 31, 2003, from $94.7 million for the quarter ended March 31, 2002. This increase was primarily the result of higher average sales prices for our nitrogen and DAP products and higher sales volumes for our nitrogen products, partially offset by lower sales volumes for our DAP and potash products.

The following tables summarize our sales results by product categories for the three months ended March 31:

			%
	2003	2002	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$ 73,047	$ 50,469	45%
DAP	23,919	24,538	(3%)
Potash	18,281	19,508	(6%)
Other	193	179	8%

Net Sales	$115,440	$ 94,694	22%

			%
	2003	2002	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Anhydrous ammonia	185	162	14%
Ammonium nitrate	170	142	20%
Urea	68	96	(29%)
Nitrogen solutions	107	109	(2%)
Nitric acid	5	2	150%
Total Nitrogen	535	511	5%

DAP	168	186	(10%)
Potash	211	226	(7%)

			%
	2003	2002	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 137	$ 99	38%
DAP	$ 143	$ 132	8%
Potash	$ 87	$ 86	1%

NITROGEN. Our nitrogen net sales increased 45% as a result of a 38% increase in average sales prices and a 5% increase in sales volumes.

Our average anhydrous ammonia sales prices increased 74%, and our anhydrous ammonia sales volumes increased 14%. We sell substantially all of our anhydrous ammonia into industrial markets; however, during the quarter ended March 31, 2003, we made additional sales of anhydrous ammonia in the agricultural market which increased our sales volumes. Sales prices continued to increase from levels experienced during the second fiscal quarter ending December 31, 2002, because of reduced supply in the world market. Over the past several months, there has been downtime at plants in various countries due to political unrest and natural gas supply issues. This situation was intensified during late February when domestic natural gas prices spiked to record levels forcing approximately 65% of the U.S. nitrogen industry to briefly curtail production. The spike in natural gas prices was caused by colder than normal temperatures in the U.S. during late February 2003, and a concern about the level of natural gas storage in the U.S. and its ability to meet demand. Anhydrous ammonia prices peaked during mid-March of 2003, but had begun to decline by the end of the quarter as U.S. producers restarted production by mid-March. Prices have continued to decline since the end of the quarter. We ended the quarter with anhydrous ammonia inventory 63% lower than the prior year level.

Our ammonium nitrate sales prices increased 11%, and our ammonium nitrate sales volumes increased 20%. Sales were strong throughout the previous two quarters and this continued through the quarter ended March 31, 2003. Application on winter wheat and pastures, combined with supply-side pressure due to high natural gas prices, resulted in strong sales throughout the quarter ended March 31, 2003. Lower industry inventories also contributed to upward pressure on market prices. Sales prices peaked during the quarter ended March 31, 2003, and had begun to fall by the end of the quarter with the restart of U.S. production and an excess supply of imported product still remaining in our primary trade area.

Our urea sales prices increased 17%, while our urea sales volumes decreased 29%. The decrease in sales volumes was caused by the closure of our prilled urea plant on January 31, 2003. The increase in sales prices was the result of the temporary shutdown of a large portion of U.S. production due to high natural gas prices during the quarter ended March 31, 2003. Sales prices peaked during the quarter and had started to decline by the end of the quarter due to the restart of U.S. and Venezuelan production. We ended our most recent quarter with urea inventory 63% below the prior year level.

Our nitrogen solutions sales prices increased 25%, while our nitrogen solutions sales volumes decreased 2%. During the quarter ended March 31, 2002, inventory levels were high as a result of an influx of low priced imports that kept prices low and delayed customer buying decisions. In contrast, sales prices during the March 31, 2003 quarter, benefited from lower industry inventory levels and limited reductions in supply as a result of brief curtailments during March. Prices peaked during the quarter, but had declined somewhat by the end of the quarter. We ended our most recent quarter with nitrogen solutions inventory 86% below the prior year level.

PHOSPHATES. Our DAP sales prices increased 8%, while our sales volumes decreased 10%. Limited availability of sulfur and sulfuric acid reduced production by approximately 59,000 tons compared to the same prior-year period. The shortfall in production resulted in lower sales and ending inventory levels at March 31, 2003, that were approximately 90% below the same prior-year level. Prices were higher as world supply/demand was more in balance, spurred by better demand in China and reduced production in the U.S.

POTASH. Our potash sales prices increased 1%, while sales volumes decreased 7%. Sales volumes were lower primarily as a result of our voluntary reduction in export sales volumes due to unfavorable pricing in those markets. In addition, slow domestic demand resulted in an ending inventory level that was 45% higher than the same prior-year period. Sales prices did not change significantly as customers have not been concerned about supply for spring.

OTHER REVENUES

Our other revenues consist of facility fees earned from our newly constructed facility that will supply nitrogen tetroxide to the United States Department of Defense.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $107.9 million for the quarter ended March 31, 2003, from $95.6 million for the quarter ended March 31, 2002. As a percentage of net sales, cost of products sold decreased to 93% for the quarter ended March 31, 2003, from 101% for the quarter ended March 31, 2002. This decrease was primarily the result of higher sales prices for our nitrogen and DAP products, partially offset by higher costs per ton for our nitrogen, DAP and potash products. During the quarter ended March 31, 2003, the average natural gas price for our domestic operations, net of futures gains and losses, increased 65% from $2.74 to $4.52 per MMBtu over the quarter ended March 31, 2002.

NITROGEN. Our nitrogen costs per ton increased 7% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 60% from $2.75 to $4.40 per MMBtu. This increase in production cost due to higher natural gas prices was partially offset by higher volumes of lower-cost anhydrous ammonia from Farmland MissChem. In addition, we purchased anhydrous ammonia in the current year at prices below our average production cost for the quarter. During the quarter ended March 31, 2003, we had higher equity earnings at our joint venture anhydrous ammonia plant in Trinidad, Farmland MissChem, which also offset our higher nitrogen costs per ton. Our portion of the earnings from Farmland MissChem (which is reflected on our income statement as a reduction in cost of goods sold) was $2.7 million as compared to $1.5 million for the quarter ended March 31, 2002.

PHOSPHATES. Our DAP costs per ton increased 41% for the quarter ended March 31, 2003. This increase was primarily the result of lower production and higher raw material costs, primarily for sulfur, sulfuric acid and anhydrous ammonia. Sulfur and sulfuric acid raw material costs were higher as a result of short supply in the market. These higher costs, coupled with limited supply, resulted in decreased DAP production of approximately 59,000 tons when compared to the prior-year period.

POTASH. Our potash costs per ton increased 6% for the quarter ended March 31, 2003. This increase was primarily the result of higher energy costs. These higher costs were partially offset by lower labor and maintenance costs that resulted from a reduction in workforce at our East facility announced in August 2002.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses increased to $9.1 million for the quarter ended March 31, 2003, from $7.0 million for the quarter ended March 31, 2002. This increase resulted primarily from incurring expenses associated with reductions in workforce and the completion of an early retirement program. We also incurred additional costs associated with our refinancing efforts. These higher costs were partially offset by the absence of goodwill amortization. At

June 30, 2002, in accordance with SFAS No. 121, we wrote off the remaining balance of goodwill attributable to the Donaldsonville facility because we determined that the value of its assets was permanently impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These evaluations utilize various estimates and judgments. The recoverability of these assets is highly dependent upon the accuracy of certain underlying assumptions, such as future product prices and natural gas costs. During our third quarter of fiscal 2003, events occurred that necessitated such an evaluation of recoverability of certain assets at our Donaldsonville facility.

On February 26, 2003, we announced plans to close the No. 2 AA Plant due to continued pressure from unfavorable natural gas prices and market conditions. While we continue to evaluate alternative uses for these assets, we have concluded that the long-lived assets associated with the No. 2 AA Plant will be idled indefinitely. These assets were determined to be impaired and will not contribute to our ongoing operations. The long-lived assets associated with the No. 2 AA Plant had a book value of approximately $68.0 million as of February 28, 2003. This amount has been written down to estimated salvage value and the impairment has been recorded as a component of operating expenses. Production from the No. 2 AA Plant has been down since early January 2003.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $7.0 million for the quarter ended March 31, 2003, from $1.1 million for the quarter ended March 31, 2002. This increase resulted from lower production rates at our nitrogen facilities and the corresponding increase in idle plant costs. During the quarter ended March 31, 2003, portions of our anhydrous ammonia, nitric acid, ammonium nitrate, urea and nitrogen solutions production facilities were temporarily idled primarily as a result of the unfavorable relationship between product prices and the cost of natural gas.

INTEREST, NET

Our net interest expense for the quarter ended March 31, 2003, increased to $8.3 million from $6.8 million. This increase was the result of higher average interest rates and increased costs associated with our Pre-Petition Harris Facility. These higher costs were partially offset by lower average debt balances under our Pre-Petition Harris Facility during the quarter ended March 31, 2003.

OTHER INCOME

Other income decreased to $215,000 from $11.3 million. This decrease was primarily the result of settling during the quarter ended March 31, 2002, the defamation action we filed against Terra International, Inc. in August 1995. We received $11.0 million from Terra's liability carrier during the quarter ended March 31, 2002.

INCOME TAX (BENEFIT) EXPENSE

For the quarter ended March 31, 2003, our income tax benefit was $26.2 million, as compared to income tax expense of $432,000 for the quarter ended March 31, 2002. This income tax benefit is primarily the result of our net losses.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2002

OVERVIEW. For the nine-month period ended March 31, 2003, we incurred a net loss of $85.7 million (or $3.27 per diluted share) compared to a net loss of $14.2 million (or $0.54 per diluted share) for the same period during the prior year. Net sales increased to $329.8 million for the nine-month period ended March 31, 2003, from $318.6 million for the nine-month period ended March 31, 2002. We incurred an operating loss of $95.9 million for the nine-month period ended March 31, 2003, compared to an operating loss of $20.9 million for the nine-month period ended March 31, 2002. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the nine-month period ended March 31, 2003, were positive $10.1 million excluding a non-cash impairment charge of $70.8 million related to the write-down of our prilled urea assets and the No. 2 AA Plant, and were negative $60.7 million after the non-cash impairment charge. This compares to positive $27.8 million for the nine-month period ended March 31, 2002.

The following table reconciles cash flows from operations to EBITDA:

	Nine months ended March 31,
	2003	2002
	(In thousands)
Net cash (used in) provided by operating activities	$ (27,727)	$38,247
Net change in operating assets and liabilities	20,044	1,772
Refund of federal taxes pursuant to the Job Creation and
Workforce Assistance Act of 2002	(14,871)	(26,446)
Impairment of long-lived assets	(70,848)	-
Change in deferred (gain) loss on hedging activities, net of tax	1,411	(6,015)
Deferred income taxes	28,989	161
Equity earnings in unconsolidated affiliates	6,845	9,024
Other	890	2,545
Income tax benefit	(27,956)	(12,979)
Interest, net	22,475	21,448
EBITDA, including impairment of long-lived assets	(60,748)	27,757
Impairment of long-lived assets	70,848	-
EBITDA, excluding impairment of long-lived assets	$ 10,100	$ 27,757

NET SALES

OVERVIEW. Our net sales increased 4% to $329.8 million for the nine-month period ended March 31, 2003, from $318.6 million for the nine-month period ended March 31, 2002. This increase was primarily the result of higher average sales prices for our nitrogen and DAP products partially offset by lower sales volumes for our DAP and potash products.

The following tables summarize our sales results by product categories for the nine-month periods ended March 31:

			%
	2003	2002	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$201,871	$183,985	10%
DAP	77,582	76,958	1%
Potash	49,763	56,630	(12%)
Other	576	979	(41%)

Net Sales	$329,792	$318,552	4%

			%
	2003	2002	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Anhydrous ammonia	533	567	(6%)
Ammonium nitrate	534	482	11%
Urea	247	358	(31%)
Nitrogen solutions	379	250	52%
Nitric acid	17	31	(45%)
Total Nitrogen	1,710	1,688	1%

DAP	556	620	(10%)
Potash	579	663	(13%)

			%
	2003	2002	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 118	$ 109	8%
DAP	$ 140	$ 124	13%
Potash	$ 86	$ 85	1%

NITROGEN. Our nitrogen net sales increased 10% primarily as a result of an increase in average sales prices.

Our average anhydrous ammonia sales prices increased 31%, while our anhydrous ammonia sales volumes decreased 6%. Substantially all of our anhydrous ammonia sales are made to industrial customers. Our sales volumes were negatively impacted by the cancellation of an industrial contract that was partially offset by shifting such tonnage to other contracts. Sales prices increased as a result of several factors. The political and labor unrest in Venezuela interrupted anhydrous ammonia exports from that country during part of our second and third fiscal quarters. The anticipation and outbreak of war in Iraq caused international oil prices to rise dramatically, and this, combined with colder than normal temperatures in the U.S. and a concern about the low levels of natural gas storage in the U.S., increased U.S. natural gas prices. A sudden spike in U.S. natural gas prices during late February 2003, caused the temporary shutdown of approximately 65% of U.S. nitrogen production for approximately two - three weeks and a responding increase in sales prices. Sales prices peaked during mid-March of 2003, but had decreased some by the end of the quarter as production was restarted in the U.S.

Our ammonium nitrate sales prices decreased 1%, while our ammonium nitrate sales volumes increased 11%. Sales volumes increased because of high customer demand due to low starting industry inventories, decreased supply due to the absence of unfairly traded imports, and improved winter wheat and pasture applications.

Our urea sales prices decreased 1%, and our urea sales volumes decreased 31%. The decrease in sales volumes was caused by the closure of our prilled urea plant on January 31, 2003.

Our nitrogen solutions sales prices increased 10%, and our nitrogen solutions sales volumes increased 52%. Sales volumes increased due to lower industry inventories, less imported product believed to be due to the U.S. Department of Commerce anti-dumping margin in effect for imports during the majority of this time period, and improved crop futures pricing. These factors led customers to make early spring purchasing decisions. Sales prices increased during the nine-month period ended March 31, 2003, due to a reduction of unfairly traded imports after the filing of the anti-dumping action in April 2002.

PHOSPHATES. Our DAP sales prices increased 13%, while our sales volumes decreased 10%. Sales volumes were lower due to limited availability of certain raw materials, primarily sulfur and sulfuric acid, which resulted in decreased DAP production of approximately 87,000 tons compared to the prior-year period. Prices were higher because the world supply/demand balance continued to improve. Better demand in China, reduced production in the U.S., and improved crop prices in the domestic market contributed to the tightening of world supply/demand.

POTASH. Our potash sales prices increased 1%, while sales volumes decreased 13%. Sales volumes were lower primarily as a result of our voluntary reduction in export sales volumes due to unfavorable pricing in those markets as well as reduced domestic demand. Sales prices did not change significantly during the quarter because customers were not concerned about spring supply.

OTHER REVENUES

Our other revenues consist of facility fees earned from our newly constructed facility that will supply nitrogen tetroxide to the United States Department of Defense.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $319.2 million for the nine-month period ended March 31, 2003, from $309.8 million for the nine-month period ended March 31, 2002. The average natural gas price for our domestic operations, net of futures gains and losses, increased 22% from $3.02 to $3.70 per MMBtu for the nine-month period ended March 31, 2003. However, as a percentage of net sales, cost of products sold was 97% for the nine-month periods ended March 31, 2003 and 2002. Cost of goods sold as a percentage of net sales remained the same because higher sales prices for our nitrogen and DAP products offset the higher costs per ton for such products.

NITROGEN. Our nitrogen costs per ton increased 3% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 20% from $3.04 to $3.66 per MMBtu. Also, we had lower equity earnings at Farmland MissChem during this nine-month period that contributed to our increased nitrogen costs per ton. A scheduled maintenance turnaround during September 2002 was the primary cause of our reduced equity earnings from Farmland MissChem. Our portion of the earnings from Farmland MissChem was $5.7 million as compared to $8.5 million for this nine-month period. Our average nitrogen costs increased only 3% over the prior year due to increased volumes of our lower cost products (nitrogen solutions and ammonium nitrate).

PHOSPHATES. Our DAP costs per ton increased 27% for the nine-month period ended March 31, 2003. This increase was primarily the result of lower production rates and higher raw material costs, primarily for sulfur and sulfuric acid as a result of their short supply in the market. In addition, significant rainfall during this nine-month period increased our water treatment cost related to our gypsum disposal facilities.

POTASH. Our potash costs per ton decreased 1% for the nine-month period ended March 31, 2003. This decrease was primarily the result of lower electricity costs and lower fixed costs per ton due to higher production volumes. These lower costs were partially offset by higher natural gas costs.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses increased to $23.8 million for the nine-month period ended March 31, 2003, from $20.6 million for the nine-month period ended March 31, 2002. This increase resulted primarily from expenditures associated with our efforts to refinance the Pre-Petition Harris Facility, increased insurance costs, and expenses associated with reductions in workforce and completion of an early retirement program. These higher costs were partially offset by the absence of goodwill amortization. At June 30, 2002, in accordance with SFAS No. 121, we wrote off the remaining balance of goodwill attributable to the Donaldsonville facility because we determined the value of its assets was permanently impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These evaluations utilize various estimates and judgments. The recoverability of these assets is highly dependent upon the accuracy of certain underlying assumptions, such as future product prices and natural gas costs. During our second and third quarter of fiscal 2003, events occurred that necessitated such an evaluation of recoverability of certain assets at our Donaldsonville facility.

On December 19, 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana, and on February 26, 2003, we announced plans to close the No. 2 AA Plant. Both closures were due to continued pressure from unfavorable natural gas prices and market conditions. While we continued to evaluate alternative uses for these assets, we concluded, at the time, that the long-lived assets associated with the prilling section of our urea plant and assets associated with the No. 2 AA Plant would be idled indefinitely. These assets are determined to be impaired and will not contribute to our ongoing operations. The long-lived assets associated with our total urea operation had a book value of approximately $23.3 million as of December 31, 2002. The value of the impaired prilled urea assets was approximately $12.5 million as of December 31, 2002, which amount has been written off and recorded as a component of operating expenses in our consolidated statement of income. The long-lived assets associated with the No. 2 AA Plant had a book value of approximately $68.0 million as of February 28, 2003. This amount has been written down to estimated salvage value and the impairment has been recorded as a component of operating expenses. Production from the No. 2 AA Plant has been down since early January 2003.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $12.7 million for the nine-month period ended March 31, 2003, from $9.0 million for the nine-month period ended March 31, 2002. This increase resulted from increased idle plant costs at our nitrogen facilities. During the nine-month period ended March 31, 2003, portions of all of our nitrogen facilities were temporarily idled. During the nine-month period ended March 31, 2002, portions of all of our nitrogen facilities except ammonium nitrate were temporarily idled. The unfavorable relationship between product prices and natural gas cost was the primary reason we idled our nitrogen plants during these periods.

INTEREST, NET

Our net interest expense for the nine-month period ended March 31, 2003, increased to $22.5 million from $21.4 million because of increased costs associated with our Pre-Petition Harris Facility and its higher average interest rates. These higher costs were partially offset by lower average debt balances under the Pre-Petition Harris Facility during the nine-month period ended March 31, 2003.

OTHER INCOME

Other income decreased to $4.8 million from $15.2 million. This decrease was primarily the result of settling during the nine months ended March 31, 2002, the defamation action we filed against Terra International, Inc. in August 1995. We received $11.0 million from Terra's liability carrier during the nine-month period ended March 31, 2002. During the prior-year period, we also had gains of approximately $3.0 million related to the sale of non-core assets. During the nine-month period ended March 31, 2003, we received $3.6 million in net proceeds from the conclusion of litigation related to a breach of contract claim involving performance guarantees for one of our anhydrous ammonia plants at our nitrogen facility in Donaldsonville, Louisiana.

INCOME TAX BENEFIT

For the nine-month period ended March 31, 2003, our income tax benefit was $28.0 million, as compared to $13.0 million for the nine-month period ended March 31, 2002. This income tax benefit is primarily the result of our net losses, partially offset by U.S. tax expense on cumulative foreign earnings (as more particularly described above under the heading "Critical Accounting Policies - Deferred Taxes"). In addition to the tax expense resulting from the MCHI guarantee of the Pre-Petition Harris Facility, our income tax benefit is based on an estimated annual effective tax rate of approximately 35%. This rate reflects our anticipation of establishing valuation allowances for all deferred state tax assets generated during the year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had cash and cash equivalents of $2.1 million, compared to $2.0 million at June 30, 2002, an increase of approximately $100,000.

OPERATING ACTIVITIES

Our net cash used in operating activities was $27.8 million for the nine-month period ended March 31, 2003, and included a $14.9 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002 (the "JCWA Act"). Our net cash provided by operating activities was $38.2 million for the nine-month period ended March 31, 2002, and included a $26.4 million refund of federal taxes pursuant to the JCWA Act.

INVESTING ACTIVITIES

Our net cash used in investing activities was $8.3 million for the nine-month period ended March 31, 2003, and included $13.2 million in capital expenditures. These expenditures included normal improvements and modifications to our facilities deemed necessary for safe and efficient operations and improvements related to the construction of our nitrogen tetroxide plant that will supply the Department of Defense ("DOD"). We were reimbursed $3.1 million by the DOD for the nitrogen tetroxide construction costs in our third fiscal quarter. These expenditures were partially offset by $3.3 million in proceeds from the sale of non-core assets and $1.6 million in dividend income from equity investees. For the nine-month period ended March 31, 2002, our net cash provided by investing activities was $449,000, and included $5.0 million in proceeds from the sale of non-core assets and $3.3 million primarily related to the collection of a note for the sale of non-core real estate. These proceeds were partially offset by $7.9 million in capital expenditures for normal improvements and modifications to our facilities that were necessary for safe and efficient operations.

FINANCING ACTIVITIES

Our net cash provided by financing activities was $36.1 million for the nine-month period ended March 31, 2003, which reflected the excess of debt borrowings over our payments under the Pre-Petition Harris Facility. Our net cash used in financing activities was $49.3 million for the nine-month period ended March 31, 2002, which reflected net debt payments under the Pre-Petition Harris Facility attributable to the $11.0 million cash settlement from the Terra lawsuit, plus the receipt of the federal tax refund of $26.4 million pursuant to the JCWA Act.

          Debtor-in-Possession Financing Facility.

          On May 16, 2003, in conjunction with the Case, we entered into a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "DIP Lenders") to provide up to $37.5 million of financing (the "DIP Credit Facility"). As of the date of this filing, the DIP Lenders are also lenders under the Pre-Petition Harris Facility (as defined below under the heading "The Pre-Petition Harris Facility"), which consists of 13 lenders as of the date of this filing (the "Pre-Petition Lenders"). The DIP Credit Facility is a revolving credit facility under which Mississippi Chemical Corporation is the borrower and its subsidiaries that are included in the Case are guarantors. The DIP Credit Facility terminates upon the earliest to occur of (a) August 16, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the DIP Lenders terminate the DIP Credit Facility in connection with an event of default under the facility. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request on an interim basis to enter into the DIP Credit Facility. The Court has set June 9, 2003, as the deadline for objections to the DIP Credit Facility, and June 11, 2003, as the hearing date for such objections. The provisions of the DIP Credit Facility generally described below are more particularly described in the Post-Petition Credit Agreement filed as an exhibit to this Form 10-Q.

          Maximum Borrowings. The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $37.5 million during the months of September, October and November 2003, and February and March 2004, and $35 million at all other times, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) a scheduled excess collateral availability requirement, minus (iv) from June 15, 2003, an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventory in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) from June 15, 2003, an amount equal to six months' rent for all leased facilities where inventory is kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The commitments of the DIP Lenders are subject to certain mandatory reductions described below.

          Rates and Fees. The loans under the DIP Credit Facility bear interest at rates equal to the prime commercial rate from time to time in effect plus 4%. Upon entry of the Interim Order, we paid a commitment fee equal to 1% of the full DIP Commitment to the DIP Lenders and an administrative fee of $75,000 to Harris Trust and Savings Bank, as "DIP Agent." Upon entry of the Final Order, we will be obligated to pay an additional commitment fee of 1% to the DIP Lenders and an additional administrative fee of $75,000 to the DIP Agent. The DIP Credit Facility also has a facility fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

          Collateral Security and Guarantees. Pursuant to the Interim Order, the DIP Lenders have been granted superpriority claim status in the Case that is collateralized by first liens on substantially all of our assets and the assets of the other subsidiaries included in the Case (including all of the proceeds of inventory and accounts receivable and cash collateral). Our use of proceeds of inventory and accounts receivable and all cash collateral generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility. All of our subsidiaries that are included in the Case have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the Pre-Petition Lenders have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Lenders and certain liens permitted under the DIP Credit Facility.

          Covenants. The DIP Credit Facility (a) restricts our ability to incur debt, (b) requires us to generate certain minimum levels of EBITDA, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions outside the ordinary course of business, (e) permits the voluntary prepayment of loans under the DIP Credit Facility without penalty, and (f) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities.

          Standstill Agreement. In connection with entering into the DIP Credit Facility, we entered into an agreement with the Pre-Petition Lenders pursuant to which such lenders agreed not to take any action to enforce their rights under the MCHI guaranty, of our obligations under the Pre-Petition Harris Facility. Upon the termination of the DIP Credit Facility or under certain defaults, the Pre-Petition Lenders may enforce the MCHI guaranty. In the event that MCHI received proceeds from a refinancing or disposition event with respect to Farmland MissChem, MCHI has agreed to apply such proceeds to the Pre-Petition Harris Facility.

          The Pre-Petition Harris Facility.

          On November 15, 2002, we amended and restated our $200.0 million secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of other lenders (twelve as of the date of this filing) to extend the facility's maturity from November 25, 2002, to November 10, 2003, reduce the commitment to $165.0 million, and provide for other amendments that were less favorable to us (the "Pre-Petition Harris Facility"). Since that date, the commitment was automatically reduced to $163.4 million in accordance with the Pre-Petition Harris Facility due to sales of non-core assets. The filing of the Case was an event of default under the Pre-Petition Harris Facility and, as a result, we can no longer borrow under this facility. The borrowings under the facility are reflected as a current liability on our balance sheet. The provisions of the Pre-Petition Harris Facility generally described below are more particularly described in the amended and restated credit agreement (the "Pre-Petition Credit Agreement") filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2002, which is on file with the Securities and Exchange Commission.

          Rates and Fees. The Pre-Petition Harris Facility consists of "A Loans" and "B Loans" (collectively, the "Loans") that are guaranteed by each of the Company's wholly-owned domestic subsidiaries and a foreign subsidiary as provided below. The B Loans constitute a continuation of the $105 million principal amount of B Loans outstanding as of November 15, 2002. Loans which are not B Loans are A Loans. The Loans and the commitments of the lenders under the Pre-Petition Harris Facility are subject to mandatory prepayments and mandatory commitment reductions as described below. The Loans bear interest at rates equal to the sum of (i) the greater of (a) the Prime Rate or (b) the Federal Funds Rate plus 1/2%, plus (ii) an "Applicable Margin." The Applicable Margin is 5% on the first $105 million outstanding under the Pre-Petition Harris Facility and 1% on all amounts outstanding in excess of $105 million; provided, that once the amount of mandatory prepayments and commitment reductions on the Pre-Petition Harris Facility equals or exceeds $52.5 million, the Applicable Margin will reduce to 3%. Pursuant to the DIP Credit Facility, interest on the loans and fees accrue at the default rate of an additional 2%. The portion of post-petition interest and fees equal to the non-default rate shall be paid pursuant to the terms of the Pre-Petition Harris Facility, and the difference between interest and fees at the default rate and interest and fees at the non-default rate will be due and payable on the termination of the DIP Credit Facility.

We incurred approximately $4.0 million in costs and fees to close the Pre-Petition Harris Facility. We are obligated to pay a facility fee equal to 0.5% per annum of the commitment ($825,000) payable quarterly in arrears.

Our weighted average interest rate under the Pre-Petition Harris Facility was 8.2% for the quarter and 8.1% at March 31, 2003. We had letters of credit outstanding as of March 31, 2003, in the amount of $900,000 that lowered our borrowing availability and borrowings outstanding in the amount of approximately $146.3 million. Based on our borrowing base calculation under the Pre-Petition Harris Facility, we had additional borrowing capacity of approximately $9.3 million as of March 31, 2003.

          Collateral Security and Guarantees. The A Loans are secured by a first priority lien on our inventory, accounts receivable, spare parts, and substantially all remaining assets which are not Principal Properties (as defined below in this paragraph) (collectively, the "Non-Principal Properties"). The B Loans are secured by (a) a first priority lien on our four domestic operating facilities and related real estate, the equity of the subsidiaries that own such facilities, and similar after-acquired properties and securities (collectively, the "Principal Properties") to the extent permitted by the Indenture governing our Senior Notes (as defined below under the heading "The Senior Notes") and (b) a second priority lien on the Non-Principal Properties. The Loans are guaranteed by all of the Company's domestic subsidiaries and a foreign subsidiary, MCHI. For information regarding the tax effect of this foreign subsidiary guarantee, see the discussion in Part I, Item 2, of this Form 10-Q under the headings "Critical Accounting Policies - Deferred Taxes," and "Results of Operations - Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31, 2002 - Income Tax Benefit."

          Borrowing Base. The Pre-Petition Harris Facility provides for maximum borrowings up to the lesser of: $163.4 million (the "Loan Limit"), or the "Borrowing Base" that is equal to (a) the sum of (i) 85% of eligible accounts receivable, (ii) 65% of eligible inventory (subject to a $45 million limit), (iii) 50% of eligible spare parts, plus 75% of the appraised orderly liquidation value of Non-Principal Properties not included in items (a)(i)-(iii) above (subject to a combined $15 million limit), and (iv) $105 million (subject to reduction for mandatory prepayments); minus (b) $12.5 million through March 31, 2003, and $15 million thereafter (the "Block Amount"). To borrow the Loan Limit, the Borrowing Base (including the Block Amount) must equal or exceed $163.4 million. If the Borrowing Base is less than the Loan Limit, the Loans shall not exceed the Borrowing Base. The Pre-Petition Harris Facility also permits up to $20 million of letters of credit, which lower borrowing availability.

          Covenants. The Pre-Petition Harris Facility (a) requires us to generate certain minimum levels of EBITDA (as defined in the Pre-Petition Credit Agreement), (b) limits our capital expenditures, (c) prohibits the repurchase of our outstanding shares and the payment of dividends, (d) obligates us to actively and continuously market our equity interest in Farmland MissChem, (e) provides for certain commitment reductions equal to 50% of our Excess Cash Flow (as defined in the Pre-Petition Credit Agreement), (f) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions, tax refunds, and equity issues, (g) permits the voluntary prepayment of the Loans at any time without penalty, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for revolving credit facilities of this type.

          The Industrial Revenue Bonds

          In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds, the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The bonds issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The bonds may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. We were in compliance with the terms and conditions related to the bonds as of March 31, 2003. However, our bankruptcy filing was an event of default under the industrial revenue bonds.

          The Senior Notes.

          On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a $300.0 million shelf registration statement filed with the Securities and Exchange Commission. Semiannual interest payments of approximately $7.3 million are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. We were in compliance with the terms and conditions related to the Senior Notes as of March 31, 2003. However, our bankruptcy filing was an event of default under the Senior Notes.

          On January 9, 2003, Trustmark National Bank, the Trustee under the Indenture governing the Senior Notes, delivered a notice of resignation to us. On March 21, 2003, BancorpSouth Bank, a national banking association, became the Trustee under the Indenture.

          The Ex-Im Loan to Farmland MissChem.

          On May 31, 2002, our joint venturer in Farmland MissChem, Farmland Industries, Inc. ("FII"), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri ("Bankruptcy Court"). This filing and FII's default under its offtake agreement with Farmland MissChem are events of default under Farmland MissChem's loan agreement with the Export-Import Bank of the United States ("Ex-Im Bank").

          On May 7, 2003, FII cured its defaults under the Ex-Im Bank loan documents and sold its interests in Farmland MissChem to certain subsidiaries of Koch Industries, Inc.

          On May 15, 2003, the filing of the Case resulted in an event of default under the Ex-Im Bank loan documents, and our anhydrous ammonia offtake agreement with Farmland MissChem, which requires us to purchase one-half of the output of Farmland MissChem. As of the date of this filing, Ex-Im Bank has not provided notice to Farmland MissChem that it intends to accelerate the repayment of its loan.

          Purchase of Melamine Chemicals, Inc.

          On April 15, 2003, we issued a press release announcing the purchase of all of the common stock of Melamine Chemicals, Inc. ("MCI"), that owns a melamine crystal production facility located within our Donaldsonville, Louisiana, complex. The terms of the transaction were not material to either party. Melamine crystal is a raw material for manufacturers in the construction/remodeling and automotive industries. MCI owns two production units with the combined capacity to produce approximately 115 million pounds of melamine a year. Initially, we intend to operate only one facility that will produce approximately 80 million pounds of melamine a year. MCI's facility has been idled since January 2002 when MCI's former owner announced its intention to sell MCI.

          Liquidity.

          Natural gas prices remain volatile and high compared to historical levels. If these prices continue at their current high levels or increase without corresponding increases in the market prices for our products, our increased natural gas costs will continue to have a material adverse effect on our liquidity and results of operations. The Case may inhibit our ability to meet financial covenants under our DIP Credit Facility. The Case could (i) limit our ability to operate pursuant to the terms of the DIP Credit Facility, (ii) result in operating constraints, costs and uncertainties, (iii) limit our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Case, and (iv) limit our ability to receive trade credit, and (v) limit our ability to maintain contracts that are critical to our operations.

OUTLOOK

Currently, corn future prices remain higher than last year. However, the projected increase in corn acreage has not materialized because of rainy weather conditions and higher than anticipated nitrogen fertilizer prices. Planted corn acres are now projected to be about even with last year, but cotton, the second highest nitrogen consuming crop, should reflect increased acreage.

Nitrogen prices have increased since the end of our second fiscal quarter. The lack of supply from Venezuela along with several other constraints outside of the U.S. supported anhydrous ammonia prices. Higher oil prices, colder than expected weather and a concern about very low storage levels increased the U.S. natural gas price and caused numerous U.S. nitrogen facility shutdowns for several weeks during the quarter ended March 31, 2003. These shutdowns, just prior to the beginning of the U.S. spring application season, resulted in a rapid firming of nitrogen prices. All nitrogen product prices peaked during the middle of March and started to decrease by the end of the quarter as U.S. producers restarted facilities. Nitrogen solutions pricing may be adversely affected by the negative ruling during the March 31, 2003, quarter of the U.S. International Trade Commission in the anti-dumping case against Russia, Belarus and the Ukraine, which ruling held that imports from these countries neither materially injured nor threatened with material injury the domestic nitrogen solutions industry.

Natural gas prices continue to remain at very high levels through the summer months according to the current NYMEX futures strip. The amount of natural gas in storage at the beginning of May was at a very low level. If natural gas production does not increase or if demand for natural gas does not decrease over the next several months, natural gas prices are likely to remain at high levels. This may force U.S. nitrogen producers to curtail or permanently shut down facilities.

DAP fundamentals improved during the quarter and were stable at the end of the quarter. The price continued to improve during the quarter and appears that it will remain flat during our fourth fiscal quarter. Raw material limitations continued to result in low production levels at our DAP operation during April 2003. International DAP demand was flat in 2002 versus 2001. In 2003, as usual, China and India will be the keys to demand. A potential Chinese non-tariff trade barrier related to metals limits that was slated to become effective April 1, 2003, could hinder U.S. exports to China if it implements such standards.

Potash demand has been lackluster in the first three quarters of fiscal 2003. The agricultural demand has been depressed by the higher nitrogen and phosphate prices. As the farmer has only so many dollars to spend on fertilizer, these will go first to nitrogen, then phosphates, and potash last. Demand from the industrial market for potash has shown some positive signs with the increased oil and gas rig count. We will monitor our high inventory levels through our fourth fiscal quarter and make appropriate adjustments to our production levels through the summer months.

Other variables can affect our results of operations as stated elsewhere in our discussions under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable terminology. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) the ability of the Company to operate pursuant to the terms of the debtor-in-possession financing facility, (ii) operating constraints, costs and uncertainties associated with the bankruptcy proceedings, (iii) the ability of the Company to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Case, (iv) the ability of the Company to receive trade credit, (v) the ability of the Company to maintain contracts that are critical to its operations, (vi) changes in matters which affect the global supply and demand of fertilizer products, (vii) the volatility of the natural gas market, (viii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U. S. government policies, weather, and changes in agricultural production methods, (ix) possible unscheduled plant outages and other operating difficulties, (x) price competition and capacity expansions and reductions from both domestic and international competitors, (xi) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (xii) the relative unpredictability of international and local economic conditions, (xiii) the relative value of the U.S. dollar, (xiv) regulations regarding the environment and the sale and transportation of fertilizer products, (xv) oil costs and the impact of war in the Middle East, (xvi) the continuing efficacy of unfair trade remedies, and the outcome of pending unfair trade remedy (antidumping) cases, and (xvii) other important factors affecting the fertilizer industry and us as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

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

NATURAL GAS. To manage our natural gas price risks, we enter into derivative transactions as the opportunity arises. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments that mature at various dates. We do not hold or issue derivative instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices. At March 31, 2003, we had no open natural gas derivative instruments; however, the effect of prior derivative transactions will carry forward through fiscal 2003 (see Note 6).

INTEREST. At March 31, 2003, our weighted average interest rate was 8.1% under the Pre-Petition Harris Facility. Under the Pre-Petition Harris Facility, our rates are related to the Prime Rate or Federal Funds Rate, plus an increased margin. For more information on our debt subject to a variable rate of interest, see the heading "Liquidity and Capital Resources - The Harris Bank Facility," in Part I, Item 2 of this report.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

As a result of the commencement of our voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as further described under "Part I. Item II. Management's Discussion and Analysis of Results of Operations and Financial Condition - Chapter 11 Reorganization," we are currently in default on $159.9 million of indebtedness under the Pre-Petition Harris Facility, $14.5 million of indebtedness under our industrial revenue bonds, and $200 million of indebtedness under the Senior Notes. In addition, as a result of our bankruptcy filing, we did not make the $7.3 million semi-annual interest payment due with respect to the Senior Notes on May 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits on page 56.

  No reports on Form 8-K have been filed for the quarter for which this report is filed, except for the Form 8-K filed on February 4, 2003, regarding the delisting of our common stock from the New York Stock Exchange.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSISSIPPI CHEMICAL CORPORATION

Date: May 22, 2003	By: ____________________________
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

Date: May 22, 2003

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

Date: May 22, 2003

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

*
4.4

Instrument of Resignation, Appointment and Acceptance dated as of February 18, 2000, among the Company, Harris Trust and Savings Bank as the Resigning Trustee, and Trustmark National Bank as the Successor Trustee, under the Indenture dated as of November 25, 1997, governing the Company's 7 1/4% debt securities due November 15, 2017; filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
4.5

Instrument of Resignation, Appointment and Acceptance dated as of March 21, 2003, among the Company, Trustmark National Bank as the Resigning Trustee, and BancorpSouth Bank as the Successor Trustee under the Indenture dated as of November 25, 1997, governing the Company's 7 1/4% debt securities due November 15, 2017.

+
4.6

Indenture of Trust dated as of March 1, 1998, between Mississippi Business Finance Corporation and Deposit Guaranty National Bank, for the issuance of 5.8% industrial development bonds in the aggregate principal amount of $14.5 million to assist the Company's subsidiary, Mississippi Phosphates Corporation, in financing and refinancing the cost of construction and equipping of solid waste disposal facilities at its Pascagoula, Mississippi, facility; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 001-12217, and incorporated herein by reference.

*
10.1

Post-Petition Credit Agreement, dated as of May 16, 2003, among the Company and each of its subsidiaries executing said Agreement, the several banks and other financial institutions or entities from time to time parties to said Agreement, and Harris Trust and Savings Bank, individually and as Agent for the Lenders.

+
10.2

Standstill Agreement, dated as of May 16, 2003, among the Company and each of its subsidiaries executing said Agreement, the several banks and other financial institutions or entities from time to time parties to said Agreement, and Harris Trust and Savings Bank, individually and as Agent for the Lenders.

+
10.3

Amended and Restated Credit Agreement among the Company and the Lenders Party Thereto and Harris Trust and Savings Bank, as Administrative Agent, dated as of November 15, 2002; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.4

First Amendment to Amended and Restated Credit Agreement and Waiver, dated as of April 14, 2003, among the Company and the Lenders Party Thereto and Harris Trust and Savings Bank, as Administrative Agent, dated as of November 15, 2002.

+
10.5

Mississippi Chemical Corporation Amended and Restated Guaranty Agreement dated as of November 15, 2002; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
10.6	Assumption and Supplemental Guaranty Agreement of the Company's subsidiary, Melamine Chemicals, Inc. dated as of April 21, 2003.	+
10.7

Mississippi Chemical Holdings, Inc. Guaranty Agreement dated as of November 15, 2002; filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.8

Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.(1)

*
10.9

Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.(2)

*
10.10

Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 000-20411, and incorporated herein by reference.(3)

*
10.11

Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 000-20411, and incorporated herein by reference.(4)

*
10.12

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
10.13

Amendment No. 5, effective as of July 1, 2000, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.14

Amendment No. 6, effective as of July 1, 2001, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
10.15

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

*
10.16

First Amendment to Employment Agreement effective as of April 30, 2003, between Charles O. Dunn and the Company, which amends that certain Employment Agreement entered into as of August 1, 2002, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, SEC File No. 001-12217.

+
10.17

Schedule of Substantially Identical Employment Agreements of Named Executive Officers as of April 30, 2003, to the Employment Agreement (as amended) included as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, SEC File No. 001-12217.

+
10.18

Mississippi Chemical Corporation Officer and Key Employee Incentive Plan; filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, SEC File No. 001-12217, and incorporated herein by reference.

*
10.19

Mississippi Chemical Corporation Executive Deferred Compensa-tion Plan, as amended and restated, effective January 1, 2000; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, SEC File No. 001-12217, and incorporated herein by reference.

*

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
10.20

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
10.23

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