Form 10-K
period 2003-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2003-10-16
CIK 66895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission File Number 001-12217
MISSISSIPPI CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)
MISSISSIPPI (State or other jurisdiction of incorporation or organization)	64-0292638 (IRS Employer Identification Number)
3622 Highway 49 East, P.O. Box 388, Yazoo City, MS (Address of principal executive offices)	39194 (Zip Code)
Registrant's telephone number, including area code:	(662) 746-4131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

On October 1, 2003, the registrant had 25,356,852 shares of common stock, par value $.01, outstanding. On December 31, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by approximately 12,365 non-affiliates was $8,314,718 (based upon the December 31, 2002, closing price of $0.32 of the common stock on the New York Stock Exchange). Shares of the registrant's common stock held by each officer, director, and holder of 10% or more of the registrant's outstanding common stock have been excluded because such persons may be deemed affiliates of the registrant, which deemed affiliation status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on December 2, 2003(Items 10(a), (e) and (f), 11, 12, 13 and 14 in Part III).

                                                                                                                                            INDEX TO EXHIBITS BEGINS ON PAGE 96

PART I

ITEM 1.  BUSINESS

GENERAL

     Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was incorporated in Mississippi in September 1948 as the first fertilizer cooperative in the United States (the "Cooperative"). The address of the Company's principal executive office is Owen Cooper Administration Building, 3622 Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (662) 746-4131. The Company maintains a site on the World Wide Web at www.misschem.com. Information appearing on the Company's website should not be considered a part of this Annual Report on Form 10-K. The term "Company" includes Mississippi Chemical Corporation and its subsidiaries: Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Triad Nitrogen, L.L.C.; Mississippi Chemical Management Company; Mississippi Chemical Company, L.P.; Melamine Chemicals, Inc.; Mississippi Chemical Holdings, Inc.; MissChem (Barbados) SRL; and MissChem Trinidad Limited; and Mississippi Chemical Corporation's affiliates: Point Lisas Nitrogen Limited (formerly known as "Farmland MissChem Limited"), our 50/50 ammonia production joint venture with Koch Nitrogen Company; FMCL Limited Liability Company, our 50/50 ammonia shipping joint venture with Koch Nitrogen Company; and Houston Ammonia Terminal, L.P., our 50/50 ammonia storage joint venture with Potash Corporation of Saskatchewan. References to the Company's operations prior to July 1, 1994, refer to the Cooperative's operations. Any reference to an industrial customer or user herein includes, but is not limited to, producers who convert products purchased from the Company to other fertilizer products.

     On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"), the cases being administered jointly in Joint Case Number 03-02984 WEE ("Case"). As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession financing with Harris Trust and Savings Bank and a syndicate of six other lenders, as more particularly described below in Item 7 of this Annual Report on Form 10-K.

OPERATING SEGMENTS

     The Company has three reportable operating segments: nitrogen, phosphate and potash. The amounts of revenue, operating profit or loss and identifiable assets attributable to each of our segments are set forth in Item 7 and Item 8 of this Annual Report on Form 10-K. Additional information about each operating segment is set forth below.

     Nitrogen

          Products

          The Company produces nitrogen products at its production facilities in Yazoo City, Mississippi, Donaldsonville, Louisiana, and through its 50/50 joint venture with Koch Nitrogen Company, known as Point Lisas Nitrogen Limited ("Point Lisas Nitrogen") in Point Lisas, The Republic of Trinidad and Tobago. The Company's principal nitrogen products include anhydrous ammonia;

 fertilizer-grade ammonium nitrate, which is sold under the Company's trade name Amtrate® ; UAN solution, which is sold under the Company's trade name N-Sol 32® ; urea; and nitric acid. Each of the Company's nitrogen products has its own distinct characteristics that produce agronomic preferences among end-users.

          In fiscal 2003, the Company sold approximately 2.1 million tons of nitrogen products to fertilizer dealers and distributors and industrial users located primarily in the southern United States compared to 2.5 million tons in fiscal 2002. Net sales of nitrogen products by the Company in fiscal 2003 were approximately $271.0 million, which represented approximately 61% of consolidated net sales.

          Anhydrous Ammonia. In fiscal 2003, the Company produced approximately 1,012,000 tons of anhydrous ammonia at its Yazoo City and Donaldsonville facilities. The Company is obligated by contract to purchase one-half of the anhydrous ammonia (approximately 350,000 tons per year) produced by Point Lisas Nitrogen at a discount to market, subject to a minimum price. In fiscal 2003, the Company purchased approximately 312,000 tons pursuant to its contract with Point Lisas Nitrogen and approximately 139,000 tons from non-affiliates for resale or upgrade to other fertilizer products. In fiscal 2003, the Company sold approximately 689,000 tons of anhydrous ammonia, approximately 654,000 tons of which were sold as a raw material for industrial users. The Company consumed approximately 814,000 tons of anhydrous ammonia as a raw material to manufacture its other nitrogen products, melamine, and diammonium phosphate.

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

          Ammonium Nitrate. The Company produced approximately 679,000 tons of solid ammonium nitrate fertilizer at its Yazoo City facility in fiscal 2003. During this period, the Company sold approximately 659,000 tons of solid ammonium nitrate fertilizer to fertilizer dealers and distributors and approximately 16,000 tons of ammonium nitrate synthesis to industrial users.

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

          UAN Solution. The Company produced approximately 445,000 tons of UAN solution at its Yazoo City facility in fiscal 2003. The Company sold approximately 465,000 tons of UAN solution to fertilizer dealers and distributors in fiscal 2003 under the N-Sol 32® trade name. In addition, the Company purchased and resold approximately 10,000 tons of UAN solution in fiscal 2003.

          The N-Sol 32® product is a 32% nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor. The N-Sol 32® product is used as a direct application product for cotton, corn, grains, and pastures, as well as for use in liquid fertilizer blends. Over the past 20 years, there has been a substantial increase in the use of UAN solution due to the overall growth in the agricultural consumption of nitrogen products in the United States and because UAN solution is being used as a replacement product for ammonia used for direct application to crops.

          Urea. In fiscal 2003, the Company produced approximately 272,000 tons of prilled urea and urea melt at its Donaldsonville facility. During this period, the Company sold approximately 241,000 tons of prilled urea and approximately 29,000 tons of urea synthesis. In addition, the Company purchased and resold approximately 5,000 tons of granular urea in fiscal 2003. Approximately 48% of our urea tons were sold to industrial users and approximately 19% to manufacturers of animal feeds.

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

          Nitric Acid. In fiscal 2003, the Company produced approximately 739,000 tons of nitric acid at its Yazoo City facility. The Company uses substantially all of its nitric acid as a raw material for the production of ammonium nitrate and UAN solutions. In fiscal 2003, the Company sold approximately 28,000 tons of nitric acid to industrial users.

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

          The Company's annual anhydrous ammonia production capacity at the Yazoo City facility is approximately 669,000 tons, and its annual solid ammonium nitrate production capacity is approximately 773,000 tons. Ammonium nitrate production capacity is lower than the prior year due to an increase in the prill Size Guide Number ("SNG") to 220 SGN from 200 SGN, which is a component used in the calculation of production capacities. During fiscal 2003, the operating rates for ammonia and ammonium nitrate at the Yazoo City facility were approximately 68% and 88%, respectively. The Yazoo City facility also has annual nitric acid production capacity of approximately 1,055,000 tons, annual UAN solution production capacity of approximately 588,000 tons, and annual urea synthesis production capacity of approximately 197,000 tons. During fiscal 2003, the operating rate for UAN solution at the Yazoo City facility was approximately 74%. The plant has storage facilities for anhydrous ammonia (36,000 tons), ammonium nitrate (51,700 tons), nitric acid (4,300 tons), and UAN solution (48,000 tons).

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

          Donaldsonville, Louisiana. The Donaldsonville facility is a closely integrated, multiplant nitrogen complex located on approximately 766 acres fronting the Mississippi River at Donaldsonville, Louisiana. The facility includes two anhydrous ammonia plants with a combined annual production capacity of approximately 1,004,000 tons and a urea plant with an annual urea synthesis production capacity of approximately 578,000 tons and an annual prilled urea capacity of approximately 396,000 tons. In February 2003, both the urea prilling operation and the ammonia No. 2 plant, which has a capacity of 534,000 tons, were indefinitely idled due to market conditions. During fiscal 2003, the operating rates for ammonia and prilled urea at the Donaldsonville facility were approximately 53% and 49%, respectively. The plant has storage facilities for anhydrous ammonia (60,000 tons) and urea (40,000 tons).

          In April 2003, we purchased of all of the common stock of Melamine Chemicals, Inc. ("MCI"), that owns a melamine crystal production facility located within our Donaldsonville, Louisiana, complex. The terms of the transaction were not material to either party. Melamine crystal is a raw material for manufacturers in the construction/remodeling and automotive industries. MCI owns two production units with the combined capacity to produce approximately 115 million pounds of melamine a year. Initially, we intend to operate only one facility that will produce approximately 80 million pounds of melamine a year.

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

          Point Lisas, Trinidad. The Point Lisas Nitrogen facility has an annual production capacity attributable to the Company's 50% interest of approximately 350,000 tons. In fiscal 2003, the Company purchased approximately 312,000 tons of ammonia from the Point Lisas Nitrogen facility. This ammonia was used as a raw material for upgrading into finished fertilizer products at the Company's existing facilities and to meet the Company's contractual commitments to certain industrial customers.

          Marketing and Distribution

          The Company sells its nitrogen products to fertilizer dealers and distributors as well as industrial users located primarily in the southern region of the United States where its facilities are located. In fiscal 2003, approximately 39% of the Company's nitrogen tons sold were to industrial users, which represents approximately 50% of nitrogen net sales. Although the Company has traditionally sold the majority of its nitrogen products through the agricultural fertilizer distribution chain, the Company continues to focus its efforts on increasing the percentage of nitrogen product sold to industrial users in order to reduce the Company's exposure to the seasonal and cyclical nature of the agricultural fertilizer markets. However, during fiscal 2003, industrial sales tons were down 11% compared to fiscal 2002 due to the idling or closure of plants in our primary trade area as a result of the general downturn in the U.S. economy.

          In the agricultural fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers. Larger customers (distributors and large multi-location dealers) arrange for distribution, storage, and financing of nitrogen products. The majority of the Company's agricultural sales are made to distributors and large dealers in the Company's primary trade area, while almost all industrial sales are made directly to the end user. The ten states that make up the Company's primary trade area are Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, and Texas.

          The Company transports its nitrogen products by barge, rail, pipeline, truck and oceangoing vessels. To serve our customers, place our nitrogen products in strategically located, high-consumption areas, and enhance our distribution capabilities, we enter into a variety of contractual relationships with customers in the fertilizer distribution chain. The Company owns a 50% interest in an ammonia storage terminal in Pasadena, Texas, and a 50% interest in FMCL Limited Liability Company, a joint venture with Koch Nitrogen Company that provides transportation of ammonia from the Point Lisas Nitrogen facility in Trinidad to the United States and other world markets. FMCL has executed one long-term time charter agreement for oceangoing vessels with a European ship owner. The agreement establishes a fixed charter rate for the vessel during the entire time that the agreement is in effect. The Company believes that the time charter agreement provides a hedge against unfavorable fluctuations in shipping rates and will be a cost-effective method of transporting its Trinidad product.

          Raw Materials

          Natural Gas. Natural gas is the primary raw material used by the Company in the manufacture of nitrogen products. Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia, which is upgraded into other nitrogen products. During fiscal 2003, natural gas prices increased significantly relative to fiscal 2002 with NYMEX monthly settlements averaging approximately $4.79 per MMBtu in fiscal 2003 versus approximately $2.76 per MMBtu in fiscal 2002. This resulted in natural gas representing approximately 84% of the Company's cost of producing ammonia. Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic success of the Company's nitrogen business depends upon the availability of reasonably priced natural gas relative to the prevailing market price for nitrogen products.

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

          Natural gas requirements for the Yazoo City facility are approximately 54,000 MMBtu's per day. During normal operation, the Company purchases natural gas for the Yazoo City facility via market-sensitive pricing from two natural gas marketers, Interconn Resources, Inc. ("Interconn") and Cinergy Marketing and Trading, LP ("Cinergy") and directly from a producer, Pursue Energy Corporation ("Pursue"). Delivery of gas purchased from Interconn and Cinergy is effected through the Yazoo City facility's direct connections to the interstate pipeline systems operated by Southern Natural Gas Company and Texas Eastern Transmission Corporation, respectively. Purchases from Pursue's reserves located in Rankin County, Mississippi, are delivered via a natural gas pipeline owned by CenterPoint Energy Entex ("Entex"), which connects Pursue's processing plant with the Company's Yazoo City plant. The Entex pipeline also provides direct access to the Gulf South interstate pipeline system as well as an intrastate pipeline system owned by Crosstex Energy, L.P. Connection to these two pipeline systems provide additional flexibility of supply to the Yazoo City plant.

          Natural gas requirements for the Donaldsonville facility are approximately 53,000 MMBtu's per day under its current configuration. The Donaldsonville facility is located in one of the primary natural gas producing regions of the United States. The facility is currently connected to five intrastate pipeline systems and benefits from competition among the many suppliers that have transport capabilities on the intrastate lines. The Donaldsonville facility's current natural gas requirements are being served via purchases from two marketers, Bridgeline Gas Marketing LLC and Cypress Gas Marketing, LLC via market-sensitive pricing with delivery effected through the pipeline systems of Bridgeline Holdings, L.P., and Cypress Gas Pipeline, LLC, respectively.

          The Company's natural gas supply agreements normally have terms of one to two years. As a result of favorable access to natural gas supplies at the Yazoo City and Donaldsonville facilities, the Company believes that it will have adequate access to meet its natural gas requirements. There have been no significant supply interruptions at either location.

          Gas prices can be influenced significantly by short-term factors such as weather, storage levels, gas transportation interruptions, and competing fuel prices. In the past, the Company has used derivative transactions such as natural gas futures contracts, swaps, options, or similar derivative instruments related to the price of natural gas to manage its natural gas price risk.

          Ammonia. Ammonia is a necessary raw material for production of the Company's other nitrogen products. The Company supplied the majority of its ammonia requirements in fiscal 2003. Third-party ammonia purchases by the Company from outside suppliers in fiscal 2003 for resale and production of its other nitrogen products totaled approximately 117,000 tons, which is a substantial increase from the approximately 44,300 tons purchased from third-parties in fiscal 2002. This increase is attributable to the fact that our ammonia plants operated at higher rates than during fiscal 2002, which experienced lower operating rates due to the unfavorable relationship between natural gas prices and nitrogen product prices. The Company anticipates that it will be able to supply substantially all of its ammonia requirements in fiscal 2004 from the Company's ammonia plants at the Yazoo City facility, the Donaldsonville facility, and the Trinidad facility, or from third-party purchases. Natural gas prices will continue to play a major role in determining how we operate our plants as we seek to match production to market conditions.

     Phosphate

          Products

          The Company produces diammonium phosphate fertilizer ("DAP") at its facility in Pascagoula, Mississippi. In fiscal 2003, the Company produced approximately 697,000 tons of DAP and sold approximately 712,000 tons. Net sales of DAP by the Company in fiscal 2003 were approximately $102.3 million, which represented approximately 23% of consolidated net sales.

          DAP is the most common form of phosphate fertilizer. DAP is produced by reacting phosphate rock with sulfuric acid to produce phosphoric acid, which is then combined with ammonia. DAP contains 18% nitrogen and 46% phosphate (P205) by weight. DAP is an important fertilizer product both for direct application and for use in blended fertilizers applied to all major types of row crops.

          Production and Properties

          The Company's phosphate production complex in Pascagoula, Mississippi, is located on approximately 2,100 acres. The Pascagoula facility is a closely integrated, multiplant phosphatic fertilizer complex where the primary facilities are two phosphoric acid plants, two sulfuric acid plants, and a DAP granulation plant. The phosphoric acid plants have an annual production capacity of approximately 415,000 tons, the two sulfuric acid plants have a combined annual production capacity of approximately 1,031,000 tons, and the DAP granulation plant has an annual production capacity of approximately 868,000 tons. During fiscal 2003, the operating rate for DAP at the Pascagoula facility was approximately 80%. The plant has storage facilities for finished product (80,000 tons), as well as for the primary raw materials: phosphate rock (100,000 tons), sulfur (10,000 tons), and ammonia (25,000 tons). For information regarding the Company's phosphogypsum disposal facilities, see "Certain Business Factors - Compliance With Environmental Regulations" below in this Item 1.

          The plant site fronts a deep-water channel that provides direct access to the Gulf of Mexico. The complex contains docks and off-loading facilities for receiving shipload quantities of phosphate rock, sulfur, and ammonia and for out-loading DAP and monoammonium phosphate (MAP).

          Marketing and Distribution

          Almost all of our DAP sales are for agricultural use. Since October 1, 1997, all of the Company's export sales of DAP have been made through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as PhosChem, and all domestic sales of DAP have been made through the Company's internal sales staff. In fiscal 2003, DAP sales to PhosChem represented approximately 12% of our consolidated net sales and approximately 52% of total DAP sales by the Company, which exports went primarily to China. China received approximately 51% of the total DAP tonnage sold by the Company in fiscal 2003. Most domestic sales are made in barge-lot quantities to major fertilizer distributors and dealers located on the Mississippi River system. The vast majority of the Company's DAP is transported by ship and barge, although truck and rail access is also available.

          Raw Materials

          Phosphate Rock. Phosphate rock is one of the primary raw materials used in the manufacture of DAP. The Pascagoula facility's requirements for phosphate rock are approximately 1.4 million tons per year. Since 1991, the Company has purchased all of its phosphate rock for the Pascagoula facility pursuant to a long-term requirements contract with Office Cherifien des Phosphates ("OCP"), the national phosphate company of Morocco. OCP is the world's largest producer and exporter of phosphate rock and upgraded phosphates. The term of the OCP contract expires June 30, 2016. The contract price for phosphate rock is based on phosphate rock costs incurred by certain domestic competitors of the Company and on the operating performance of the Company's phosphate operations. Under this formula, the Company realizes favorable phosphate rock prices and is afforded significant protection during periods when market conditions are depressed. Conversely, in favorable markets, when the Company's DAP operations are profitable, the contract price of phosphate rock will escalate based on the profitability of its DAP operations. Pursuant to this contract, the Company and OCP are required to negotiate further adjustments as needed to maintain the viability and economic competitiveness of the Pascagoula plant. The strategic alliance with OCP has functioned effectively since inception, and the Company considers its relations with OCP to be very good.

          Sulfur. Sulfur is used in the manufacture of sulfuric acid at the Pascagoula plant. Historically, sulfur has been in adequate supply and available on the open market in quantities sufficient to satisfy the Company's requirements, which are approximately 350,000 tons per year. However, supplies are currently limited, resulting in increased raw materials costs. The location of the Company's plant at Pascagoula, Mississippi, near major oil and gas fields that supply substantial amounts of sulfur, provides the Company with a strategic advantage in the purchase of sulfur over its Florida competitors.

          Ammonia. Ammonia is a necessary raw material for production of DAP. Of the approximately 158,000 tons of ammonia consumed as a raw material, third-party ammonia purchases by the Company from outside suppliers in fiscal 2003 for use as a raw material in the production of DAP were only approximately 21,000 tons. The Company anticipates that it will be able to supply all of its ammonia requirements for DAP production in fiscal 2004 from the Company's ammonia plants at the Donaldsonville facility and the Trinidad facility, as well as through third-party purchases.

     Potash

          Products

          The Company produces potash at two mines and related facilities near Carlsbad, New Mexico, which are referred to by the Company as the "East Facility" and the "West Facility." The Company also operates a granular compaction plant near the East and West Facilities which is referred to as the "North Facility." In fiscal 2003, the Company produced approximately 872,000 tons of potash and sold approximately 810,000 tons, primarily in granular form. Net sales of potash products by the Company in fiscal 2003 were approximately $69.5 million, which represented approximately 16% of consolidated net sales.

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

          Production and Properties

          The West Facility, which consists of a potash mine and refinery, has an annual production capacity of approximately 538,000 tons of red potash. The West Facility is located on approximately 1,046 acres that are subject to long-term federal leases. All of the refined product produced at the West Facility is transported to the North Facility compaction plant where the vast majority is converted to granular form and is sold to agricultural fertilizer dealers and distributors. A small portion of the production from the West Facility is sold directly as a standard grade product. The North Facility has an annual granulation capacity of approximately 550,000 tons and is located on approximately 1,387 acres, with approximately 1,027 acres of such land subject to long-term federal potassium leases. Located contiguous to the North Facility are storage (160,000-ton capacity) and shipping facilities from which the finished product is transported by rail and truck to agricultural customers in both the domestic and export markets. During fiscal 2003, the combined operating rate for the West Facility and the North facility was approximately 88%.

          The East Facility, which has an annual production capacity of approximately 560,000 tons of white potash (currently 409,000 tons due to reduced operations on a 10/4 schedule), consists of a potash mine, refinery, and compaction plant. During fiscal 2003, the operating rate for the East Facility was approximately 97% based on a 10/4 schedule. All of the refined product produced at the East Facility is a higher-purity white potash in standard form. Approximately 44% of the East Facility production can be converted to a granular form at the on-site compaction plant and sold as an agricultural fertilizer. The remaining product is sold to agricultural and industrial users in its original standard form. The East Facility is located on approximately 1,609 acres, with approximately 1,289 acres of such land subject to long-term federal and state potassium leases. The East Facility also has storage (160,000-ton capacity) and shipping facilities suitable for the distribution of product by rail and truck to the Company's agricultural and industrial customers. During fiscal 2001, the East Facility began mining toward the West Facility, and we anticipate connecting these two facilities by the end of fiscal 2004, which we expect to provide improved ore grades, operational flexibility, and economies of scale.

          On December 3, 1997, the Company suspended plant operations at its Eddy Potash, Inc., mine and refinery because the depletion of the higher-grade ore zone rendered the continued operation of conventional mining methods at Eddy Potash uneconomical. The Company continues to evaluate alternative mining methods for the Eddy Potash reserves.

          The Company's potash reserves are controlled under long-term federal and state potassium leases on approximately 100,000 surface acres, which consist of approximately 220,000 subsurface acres due to the naturally occurring overlap of ore zones in the Carlsbad potash basin. The estimates of potash ore reserves provided below were calculated using the latest bore-hole data and sophisticated modeling programs, which were completed in September 2000 and adjusted for the actual mined tons through June 2003.

          The Company's proven and probable reserves at the West Facility are estimated to be 344 million tons (the "West Facility Reserves") with an average grade of 15.6% K2O. The Company estimates that it can mine 314 million tons of the West Facility Reserves at an average grade of 14.8% K2O using current mining technology. The Company's proven and probable reserves at the North Facility are estimated to be 95 million tons (the "North Facility Reserves") with an average grade of 14.5% K2O. The Company estimates that it can mine 79 million tons of the North Facility Reserves at an average grade of 14.5% K2O using current mining technology. The Company's proven and probable reserves at the East Facility are estimated to be 128 million tons (the "East Facility Reserves") with an average grade of 14.9% K2O. The Company estimates that it can mine 108 million tons of the East Facility Reserves at an average grade of 14.4% K2O using current mining technology.

          The Company's total proven and probable reserves (the "Total Reserves") are estimated to be 567 million tons with an average grade of 15.2% K2O. The Company estimates that it can mine 501 million tons of the Total Reserves at an average grade of 14.7% K2O (the "Mineable Reserves") using current mining technology and that the Mineable Reserves will yield 98 million tons of muriate of potash ("KCL") available for sale to customers. Eddy Potash's reserves are excluded since these estimates include only the reserves which can be economically recovered by conventional mining techniques. At current production rates and with current mining technology, the Company's Mineable Reserves have a remaining life of several decades.

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

    Marketing and Distribution

          The majority of the Company's agricultural potash sales are in domestic markets in the states west of the Mississippi River where it enjoys freight cost advantages over Canadian and overseas potash producers in certain areas of its market territory. In order to increase profit margins, domestic sales are targeted for locations along the freight route of the Burlington Northern Santa Fe Railroad. Domestic potash marketing is coordinated from a sales office located in Arlington, Texas. The Company enters into a variety of contractual relationships with customers engaged in the distribution of potash to fertilizer, industrial, and animal feed markets throughout the western half of the United States and Mexico. These contracts place the Company's potash products in strategically located, high-consumption areas, and enhance our distribution capabilities.

          Fiscal 2003 industrial potash sales represented approximately 12% of potash tons sold and approximately 15% of potash net sales. Approximately 17% of the Company's fiscal 2003 potash tons sold were to international markets, which represented approximately 16% of potash net sales. The Company's potash export sales are made through Potash Corporation of Saskatchewan Sales Limited. The fiscal 2003 export sales were to Barbados, Belize, Brazil, Colombia, Dominican Republic, Japan, Martinique, and Mexico. Potash for export is transported by rail to Mexico and to terminal facilities on the Texas Gulf Coast, where it is loaded onto oceangoing vessels for shipment.

CERTAIN BUSINESS FACTORS

Factors Affecting Fertilizer Demand and Prices

     With virtually all of our nitrogen net sales and approximately 86% of our consolidated net sales in fiscal 2003 derived from domestic markets, the Company's operating results are highly dependent upon conditions in the U.S. agricultural industry. A variety of factors beyond the Company's control can materially affect domestic fertilizer demand and pricing. These factors include, but are not limited to, futures prices for crops that require significant fertilizer application, U.S. planted acreage, government agricultural policies, fertilizer application rates and product selection, projected grain stocks, crop failure, weather, changing or unpredictable crop choices by farmers and changes in agricultural production methods. Since fertilizers, particularly anhydrous ammonia and urea, are also used for industrial applications, industrial markets and the general economy can also affect product demand and prices, as reflected by the decrease in industrial tons sold in fiscal 2003.

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

Seasonality

     Sales of the Company's fertilizer products to agricultural customers are typically seasonal in nature and usually result in the Company's generating a greater amount of net sales and operating income in the Spring (the Company's third and fourth fiscal quarters). However, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns, as well as the relationship between natural gas and nitrogen product prices. In addition, the seasonal nature of our business requires us to incur appreciable expenditures for fixed costs throughout the year and for inventory in advance of the spring planting season. The Company plans to increase the percentage of its net sales to industrial customers whose purchases are more evenly spread over the Company's fiscal year. Approximately 26% of the Company's tons sold for fiscal year 2003 were attributable to industrial sales, which represents approximately 33% of consolidated net sales. The Company anticipates that the percentage of net sales to industrial customers will increase over the next several fiscal years.

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

     Nitrogen

     Competition is based largely on the delivered price of nitrogen products, therefore, maintaining low production costs is critical to competitiveness. Natural gas comprises a significant portion of the raw materials cost of the Company's nitrogen products. Thus, competitive natural gas purchasing is essential to maintaining the Company's cost competitiveness. This is especially true considering that certain of the Company's foreign competitors can purchase natural gas at a lower price than the price typically paid by the Company. Our results of operations in fiscal 2003, continued to be adversely affected by imported product made with low-cost natural gas. Also important to maintaining competitiveness is efficient use of natural gas because of the energy-intensive nature of the nitrogen business. Therefore, cost-competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low-cost competitive position. In the highly fragmented nitrogen market, product quality and customer service also can be sources of product differentiation.

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

     Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows: 2003 - $725,000; 2002 - $3.6 million; and 2001 - $270,000. Fiscal 2003 environmental capital expenditures were primarily attributable to costs at our Pascagoula facility for the completion of a water treatment facility, the ongoing closure of the West phosphogypsum disposal facility (the "West Disposal Facility") and the installation of an acid spill neutralization unit. Projected environmental capital expenditures are approximately $2.64 million for fiscal year 2004 and approximately $1.04 million for fiscal year 2005, including $2.18 million and $190,000, respectively, for the West Disposal Facility closure. Also, in fiscal year 2005, we project $350,000 in capital expenditures at our Donaldsonville, Louisiana, facility to comply with new federal emissions control rules for the Baton Rouge Ozone Nonattainment Area. As of June 30, 2003, the Company has accrued approximately $8.7 million in costs for the multiyear closure of the West Disposal Facility. We do not anticipate accruing additional costs relating to the closure of the West Disposal Facility. Regulatory officials have approved the Company's engineering plan for closure of the West Disposal Facility and have issued a compliance order with respect to our plan. On March 29, 2002, our Pascagoula facility opened a new phosphogypsum disposal facility, and we expect to accrue closure costs over a 22-year period. For more information regarding our estimates of closure costs and related accruals, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Closure Costs" in this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS AND EMPLOYEES

Executive Officers of the Registrant

     Executive officers are elected for a one-year term by the Board of Directors. The Company's executive officers are as follows:

Name of Officer	Age	Office and Employment During the Last Five Fiscal Years
Timothy A. Dawson	49	Senior Vice President and Chief Financial Officer since April 22, 1999; Vice President-Finance (1996-1999)
Charles O. Dunn	55	President and Chief Executive Officer since April 1, 1993
Gary C. Elliott	56	Vice President-Marketing and Distribution since February 18, 2003; Director of Nitrogen and Phosphates (1998-2003); Director of Ammonia and Phosphates (1996-1998)
Joe A. Ewing	52

Vice President-Human Resources since April 1, 2003; Vice President-Marketing and Distribution (1999-2003); Director of Marketing and Distribution (1998-1999); Director of Converted Nitrogen Sales (1997-1998)

Larry W. Holley	55	Vice President-Nitrogen Production since November 1, 2000; President of Farmland MissChem Limited in Trinidad (1998-2000); Vice President-Nitrogen Production (1997-1998)
Robert E. Jones	56	Senior Vice President-Corporate Development since October 1, 1997
C. E. McCraw	55	Senior Vice President-Operations since July 12, 1994
William L. Smith	53	Vice President and General Counsel since November 11, 1998; General Counsel (1997-1998)
Ethel Truly	53	Vice President-Administration since January 18, 1996
Carl R. Wallace	50	Vice President-Technical Group since January 1, 2002; Director of Technical Group (2001); Production Manager (1998-2001); Ammonia Oxidation Plant/Urea Superintendent (1992-1998)

Employees

     As of October 1, 2003, the Company employed approximately 1,124 persons throughout all of its locations, none of whom are represented by unions.

ITEM 2.   PROPERTIES

     Information regarding the location and general character of the Company's plants and mines is included in this Annual Report on Form 10-K in Part I, Item 1 "Business," under the headings "Production and Properties" and "Marketing and Distribution" for each operating segment.

ITEM 3.  LEGAL PROCEEDINGS

     Information required by this Item regarding the Company's bankruptcy filing is included in this Annual Report on Form 10-K in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Petition for Relief Under Chapter 11 of the United States Bankruptcy Code."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Market Information

     Our common stock is traded "over-the-counter" on the OTC Bulletin Board under the symbol "MSPIQ". The high and low sales prices as reported by the New York Stock Exchange and the OTC Bulletin Board for each quarter of fiscal 2003 and 2002 required by this Item 5 appear in the quarterly results tables under the heading "Quarterly Results" in Item 8 of this Annual Report on Form 10-K.

Holders

     As of October 1, 2003, the record number of holders of our common stock was 12,250.

Dividends

     Historically, we paid a quarterly cash dividend as shown in the quarterly results tables under the heading "Quarterly Results" in Item 8 of this Annual Report on Form 10-K. Due to our performance, the Board discontinued the payment of cash dividends with the first quarter of fiscal 2001. The DIP Credit Facility does not permit the payment of a cash dividend.

ITEM 6.  SELECTED FINANCIAL DATA
Income Statement Data:	Fiscal Years Ended June 30
(In thousands, except per share data)	2003	2002	2001	2000	1999
Net sales	$ 444,346	$ 451,294	$ 540,401	$ 485,199	$ 467,899
Operating (loss) income	$(110,085)	$(133,242)	$(105,153)	$ (19,624)	$ 8,455
Net loss	$(105,853)	$(121,196)	$ (95,249)	$ (23,664)	$ (3,608)
Loss per share - basic and diluted	$ (4.04)	$ (4.64)	$ (3.64)	$ (0.91)	$ (0.14)
Weighted average common shares outstanding - basic	26,190	26,141	26,132	26,132	26,392
Weighted average common shares outstanding - diluted	26,190	26,141	26,132	26,132	26,392

Balance Sheet Data:	June 30
(In thousands, except per share data)	2003	2002	2001	2000	1999
Working capital (deficit)	$ (41,878)	$ (21,981)	$ 113,785	$ 90,706	$ 84,364
Total assets	$ 548,090	$ 630,285	$ 779,607	$ 870,689	$ 898,888
Long-term debt, excluding long-term debt due within one year	$ -	$ 214,215	$ 386,285	$ 330,307	$ 305,857
Liabilities subject to compromise	$ 249,132	$ -	$ -	$ -	$ -
Shareholders' equity	$ 56,776	$ 179,476	$ 289,757	$ 391,598	$ 420,228
Cash dividends declared per common share	$ -	$ -	$ 0.03	$ 0.19	$ 0.40

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

GENERAL

               Our operations are organized into three strategic business units: nitrogen, phosphate and potash. Our nitrogen business unit produces nitrogen products for distribution to fertilizer dealers and distributors and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports approximately half of its production through Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products for sale to farmers, fertilizer dealers and distributors, and industrial users for use primarily in the southern and western regions of the United States. Our products and primary raw materials (particularly natural gas) are commodities, prices for which can be very volatile. These commodities' prices and the global supply/demand balance for our products do not necessarily change in relation to one another and may impact our performance in different ways.

               The trading of our common stock commenced on the Over the Counter Bulletin Board on February 10, 2003. Our current trading symbol is MSPIQ. As of October 1, 2003, our shareholders of record numbered 12,250.

Petition for Relief Under Chapter 11 of the United States Bankruptcy Code

               On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"). The cases are being administered jointly in Joint Case Number 03-02984 WEE, collectively ("Case"). As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession financing with Harris Trust and Savings Bank and a syndicate of six other lenders.

               The Debtors sought relief under Chapter 11 of the Bankruptcy Code because of a lack of liquidity. The combination of the depression in the agricultural sector, several waves of low priced imports, and the extreme increase in price level and price volatility of domestic natural gas, the Company's primary raw material, had resulted in substantial financial losses for the Company for the last five years.

     On June 6, 2003, the Court appointed the Official Committee of Unsecured Creditors to represent the interests of the unsecured creditors. This committee will monitor our financial condition and restructuring activities. We are required to reimburse certain fees and expenses of the committee, including fees for attorneys and other professionals to the extent allowed by the Court.

               As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts. We cannot currently determine with certainty the aggregate liability that will result from the filing and settlement of claims related to any rejected contracts.

               Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization. The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which will permit us to continue as a viable business organization. The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days from the Petition Date, or such time as the Court orders. In October 2003, the Court extended the Debtors' exclusivity period to file a plan of reorganization until December 11, 2003, or until such time the Court issues its final ruling. Although we expect to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, whether the plan will be approved by the various classes of creditors and equity holders, or whether it will be approved or confirmed by the Court. If the exclusivity period were to be terminated without confirmation of a plan of reorganization, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization. Our plan of reorganization could substantially change the amounts and characterization of liabilities disclosed in the accompanying consolidated financial statements.

               On October 8, 2003, we signed an agreement with Koch Nitrogen Company ("Koch") to sell our interest in Point Lisas Nitrogen for an estimated cash amount of $92.0 million (the "Stalking Horse Agreement"). On October 10, 2003, we filed motions with the Court seeking to approve the Stalking Horse Agreement and the auction and bid procedures for an auction of our Point Lisas Nitrogen interests to be sold in December 2003. If Koch is not the successful bidder at the auction, Koch will be entitled to an estimated break-up fee of approximately $3.8 million.

               Our ability to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with debt covenants under the debtor-in-possession credit facility, the ability to sustain positive cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees. No assurance can be given that we will be successful in reorganizing our affairs through the Chapter 11 bankruptcy proceedings. Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and implemented, the accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

Critical Accounting Policies

               Overview. Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements have been prepared on a going concern basis. The suitability of using a going concern basis is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with debt covenants under the debtor-in-possession credit facility, the ability to sustain cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees.

               We have identified below the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures in this Item 7. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.

               Adoption of AICPA Statement of Position 90-7. As a result of filing petitions under Chapter 11 of the Bankruptcy Code, our consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." SOP-90-7 does not change the application of accounting principles generally accepted in the United States of America in the preparation of financial statements. However, it does require that the financial statements for the periods included and subsequent to filing a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

          SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheets as liabilities subject to compromise, and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the Company be reported separately as reorganization expense in the consolidated statement of operations.

               Hedging Activities. Management estimates its natural gas requirements based on the relationship between nitrogen product prices and the cost of natural gas. We enter into derivative transactions to protect future production costs against price fluctuations of natural gas, which is the primary raw material in the production of our nitrogen products. These derivative transactions may consist of futures contracts, options, swaps or similar derivative instruments related to the price of natural gas. Gains and losses on the derivative transactions that are designated and effective as cash flow hedges are deferred and, at the time the related finished product inventory is sold are recognized as an increase or decrease in the purchase cost of the related natural gas. We account for these transactions as cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Accordingly, we record the fair value of these instruments on our consolidated balance sheet as a component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)". At certain times, we determine that it is not economical to operate our nitrogen production facilities because of an unfavorable relationship between nitrogen product prices and the cost of natural gas. When this occurs, the quantity of natural gas we purchase may be less than the quantity we have hedged, and therefore, we "undesignate" the difference and recognize the ineffective portion immediately in our consolidated statement of operations.

               Material changes to our results of operations could occur if our hedging instruments are not highly effective in offsetting cash flows attributable to the hedged risks. We calculate the fair value of our derivative instruments using quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties. Because of delays relating to the Case, we were unable to hedge natural gas from May 16, 2003 through September 28, 2003. Under the Interim Order approving hedging activities, we may only hedge natural gas for the months of November and December 2003, and are subject to certain volume restrictions. We intend to seek further Court approval to conduct hedging activities.

               During fiscal 2003, natural gas hedging activities resulted in an average cost decrease of approximately $0.52 per MMBtu on volumes hedged of 33.5 million MMBtu's. During fiscal 2002, natural gas hedging activities resulted in an average cost increase of approximately $0.39 per MMBtu on volumes hedged of 39.4 million. During fiscal 2001, natural gas hedging activities resulted in an average cost decrease of approximately $0.73 per MMBtu on volumes hedged of 35.2 million. At June 30, 2003, we had no open natural gas derivative contracts. As of the same date, we had unrecognized gains of $210,000 on closed natural gas derivative contracts related to our hedging activities that were recorded as a component of other comprehensive (loss) income in our consolidated balance sheet.

               Asset Retirement Obligations. We estimate closure costs for our Pascagoula, Mississippi, facilities and our potash mining facilities located in Carlsbad, New Mexico. These closure costs are recognized over the estimated life of the related facilities and have been recorded as a component of cost of products sold in our consolidated statements of income. Total accrued closure costs at June 30, 2003 and 2002 were $11.3 million and $11.1 million, respectively.

               As of June 30, 2003, estimated closure costs of approximately $2.0 million for our West phosphogypsum disposal facility in Pascagoula have been recorded as a component of other long-term liabilities, and $2.8 million have been recorded as accrued liabilities. We are currently in the process of closing this facility after discontinuing its use during the second quarter of fiscal 2003. Currently, the East phosphogypsum disposal facility, completed in 1998 and placed into operation during the fourth quarter of fiscal 2002, is in full operation. At June 30, 2003, we had recorded closure costs of $4.0 million related to this facility.

               As of June 30, 2003, estimated closure costs of approximately $2.4 million have been accrued to close our potash mining facilities. Of this amount, approximately $2.3 million, which we believe is the full closure cost, has been accrued for the Eddy Potash, Inc. ("Eddy Potash") facility. Our potash facilities in current operation have estimated useful lives spanning several decades. Our current estimates of closure costs for these facilities are not currently material to our operations. We will continue to evaluate such estimates and make adjustments accordingly.

               Effective July 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The assets recorded will be depreciated over the useful lives of the assets to be retired. The liabilities will be accreted based on the effective interest method and the useful lives of the related facilities. As required by SFAS No. 143, we will make periodic assessments of the reasonableness of closure cost estimates for each of our facilities and make adjustments as needed. The resulting adjustments in our consolidated balance sheet will increase or decrease the amounts expensed in future periods.

               Significant management judgments and estimates are made when estimating these costs. If our judgments and estimates prove to be inadequate, our financial results could be materially adversely impacted in future periods.

               Deferred Taxes. Deferred income taxes are estimated based upon temporary differences between the income and losses that we report in our financial statements and our taxable income and losses as determined under applicable tax laws. In making such estimates, we use existing tax rates and laws and our expectations of future earnings. Our composite statutory tax rate is estimated to be approximately 38%.

               We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If we, in our judgment, are not more likely than not to realize any deferred tax assets, then we record valuation allowances against the deferred tax assets. As of June 30, 2003, we had recorded deferred tax assets arising from federal and state net operating loss carryovers amounting to approximately $33.7 million and approximately $14.6 million, respectively. We estimate that certain deferred tax assets, principally those arising from certain state net operating loss carryforwards, will not be realized. Therefore, we have recorded valuation allowances against these assets totaling $9.2 million as of June 30, 2003.

               As part of the Pre-Petition Facility (as defined below under the heading Liquidity and Capital Resources - Financing Activities - The Pre-Petition Harris Facility), a guarantee of the debt was provided by our wholly owned subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"), which indirectly owns our 50% joint venture interest in Point Lisas Nitrogen Limited, formerly known as Farmland MissChem Limited, ("Point Lisas Nitrogen") the operator of an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Point Lisas Nitrogen). As of June 30, 2003, these cumulative earnings approximated $38.6 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $14.5 million. While the guarantee remains in place, we anticipate recording U.S. taxes on future earnings from MCHI and Point Lisas Nitrogen.

               We use significant management judgments and estimates when estimating deferred taxes. If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

               Impairment of Long-Lived Assets. We evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These evaluations utilize various estimates and judgments. The recoverability of these assets is highly dependent upon the accuracy of various underlying assumptions, such as future product prices and natural gas costs. The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value. The resulting amount of impairment is recorded as a component of results of operations.

              At June 30, 2003, we evaluated the recoverability of our long-lived assets and determined that certain of those assets were impaired. We recognized an impairment charge totaling $4.2 million relating to our remaining ammonia production assets located in Donaldsonville, Louisiana. We had previously recognized impairment charges totaling $70.9 million during fiscal 2003 relating to our Donaldsonville, Louisiana, nitrogen production facility, which included our second ammonia plant and the urea prilling section.

               During fiscal 2002 and 2001, we assessed the recoverability of the tangible and intangible long-lived assets related to our nitrogen operations pursuant to SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." We projected the undiscounted future cash flows for these operations to test recoverability and determined that, in certain cases, such cash flows were less than the value of such assets on the consolidated balance sheet, indicating that impairment was likely. Our cash flow projections were based on a third party appraisal of our long-lived assets and included additional third party and internally developed forecasts of future nitrogen prices and natural gas costs. We determined that we had a permanent impairment in the value of goodwill related to our Donaldsonville, Louisiana, nitrogen production assets acquired in December 1996. Accordingly, a non-cash charge for goodwill impairment of $101.3 million was recorded in the fourth quarter of fiscal 2002. We had made a similar non-cash charge of $58.4 million in the fourth quarter of fiscal 2001. Estimates of such future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates.

               The impairment analysis has been prepared on a going concern basis, and the Company's carrying value for its long-lived assets is presumed to be recoverable through future cash flows. If the Company does not continue as a going concern, further impairment charges may be necessary.

               Exit Costs and Disposal Activities. SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," issued in July 2002, revised the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." For most exit and disposal activities initiated after December 31, 2002, costs may no longer be recorded as a one-time charge when a formal commitment is made to a plan to exit an activity or dispose of long-lived assets. Instead, companies will record exit and disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows.

               As encouraged by the FASB, we elected to adopt SFAS No. 146 early. On December 19, 2002, approximately 40 employees were provided a 60-day notice that operations would cease at our urea facility located in Donaldsonville, Louisiana. On February 26, 2003, approximately 24 employees were terminated in light of the change in our anhydrous ammonia production at our Donaldsonville, Louisiana, facility. At June 30, 2003, we had accrued severance costs of $468,000 related to this change in operations of the prilled urea assets and the No. 2 anhydrous ammonia plant. These amounts are reflected as a component of liabilities subject to compromise on our consolidated balance sheet and were accrued in accordance with SFAS No. 146.

               Inventory Valuation. The value of our finished product inventories is stated at the lower of cost or market. Cost has been determined under a moving average cost method. Under certain market conditions, we make certain estimates and judgments regarding the valuation of our inventory based on management's evaluation of the price at which we can sell our products. The price and demand for our products is very volatile. A decline in price could result in a lower of cost or market adjustment.

               Investment in Affiliates. The Company's investment in affiliates primarily consists of an investment in Point Lisas Nitrogen, FMCL Limited Liability Company, and a 50% interest in an ammonia storage terminal in Pasadena, Texas. The Company accounts for its investments in affiliates under the equity method of accounting. Accordingly, the Company records its proportionate share of the joint venture's earnings in Point Lisas Nitrogen as a component of cost of sales. Our proportionate share of earnings for all other investments are recorded as a component of other income. Periodically, the Company assesses the carrying value of its investment in affiliates. The Company will record a loss on its investment in affiliates at that point in time management concludes that a decline in the fair value of the investment is other than temporary. During 2003 and 2002, no such losses have been recorded on its investment in affiliates.

RESULTS OF OPERATIONS - FISCAL 2003 COMPARED TO FISCAL 2002

Overview

               For the fiscal year ended June 30, 2003, we incurred a net loss of $105.9 million (or $4.04 per diluted share) compared to a net loss of $121.2 million (or $4.64 per diluted share) for the year ended June 30, 2002. The non-cash impairment charges of $75.1 million for the fiscal year ended June 30, 2003, related to a write-down of long-lived assets associated with our ammonia plants and the prilling section of our urea plant in Donaldsonville, Louisiana. These plants were determined to be impaired and will not contribute substantially to our future ongoing operations. The non-cash impairment charge of $101.3 million for the fiscal year ended June 30, 2002, resulted from a write-down of all remaining goodwill recorded in connection with the December 1996 acquisition of our Donaldsonville, Louisiana, nitrogen production assets.

               Net sales decreased to $444.3 million in fiscal 2003 from $451.3 million in fiscal 2002. We incurred an operating loss of $35.0 million in fiscal 2003 before a non-cash impairment charge of $75.1 million, compared to an operating loss of $32.0 million in fiscal 2002 before a non-cash impairment charge of $101.3 million.

               Our results of operations have historically been influenced by a number of factors beyond our control, which have at times had a significant impact on our operating results. Fertilizer demand and prices are highly dependent upon a variety of conditions stated in this Annual Report on Form 10-K under the headings "Certain Business Factors" in Item 1 and "Outlook" and "Forward-Looking Statements" in this Item 7.

Net Sales

               Overview.  For fiscal 2003, our net sales decreased 2% to $444.3 million, from $451.3 million for fiscal 2002. This decrease was primarily the result of lower sales volumes for all of our products. These decreases were partially offset by higher sales prices for our nitrogen and DAP products.

               Summaries of our net sales results by business unit are set forth below:

	Fiscal Years Ended June 30
(Dollars in thousands)			%
	2003	2002	Inc. (Dec.)
Net Sales:
Nitrogen	$271,022	$262,575	3%
DAP	102,261	110,047	(7)%
Potash	69,499	77,477	(10)%
Other	1,564	1,195	31%

Net Sales	$444,346	$451,294	(2)%

	Fiscal Years Ended June 30
(Tons in thousands)			%
	2003	2002	Inc. (Dec.)
Tons Sold:
Nitrogen:
Ammonia	689	742	(7)%
Ammonium Nitrate	675	779	(13)%
Urea	275	461	(40)%
Nitrogen solutions	475	474	0%
Nitric acid	28	33	(15)%

Total Nitrogen	2,142	2,489	(14)%

DAP	712	865	(18)%
Potash	810	912	(11)%

	Fiscal Years ended June 30
			%
	2003	2002	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 127	$ 105	21%
DAP	$ 144	$ 127	13%
Potash	$ 86	$ 85	1%

	Fiscal Years Ended June 30
(Dollars in thousands)	2003	2002

Operating (Loss) Income:
Nitrogen (1)	$ (93,100)	$(128,992)
Phosphate	$ (11,752)	$ 2,854
Potash	$ (4,667)	$ (7,902)
Other	$ (566)	$ 798

Total	$(110,085)	$(133,242)

     (1)  Nitrogen operating losses for fiscal 2003 and 2002 totaled $18.0 million and $27.7 million, respectively, excluding non-cash impairment charges of $75.1 million and $101.3 million, respectively, related to the write-down of long-lived assets associated with our ammonia plants and prilling section of the urea plant at our Donaldsonville, Louisiana, nitrogen facility, and goodwill associated with our Donaldsonville, Louisiana, nitrogen production assets.

               Nitrogen.  Our nitrogen sales increased 3% as a result of higher sales prices. The average selling price for ammonia, ammonium nitrate, urea and nitrogen solutions increased 40%, 10%, 3% and 17%, respectively. A decrease in U.S. nitrogen production, along with a tightening of world supply/demand balances, led to these nitrogen price increases. During fiscal 2003, nitrogen products in the U.S. continued to be impacted by high natural gas prices, resulting in production curtailments at various points during the fiscal year. In late June 2003, we shut down significant portions of our Yazoo City facility in an effort to manage inventory levels in response to high natural gas cost and as a result of a poor spring demand. This allowed the Company to conserve cash flow during the negotiation of its debtor-in-possession credit facility with a group of lenders. The Yazoo City facility returned to production in late September 2003.

               Substantially all of our ammonia sales are to industrial customers. Our ammonia sales volumes decreased 7% because of lower demand from industrial customers affected by a slowdown in economies worldwide, resulting in industrial customer production curtailments and, in some instances, plant closures. Our average ammonia sales price increased 40% as downtime at production points in certain foreign countries, related to political disruptions and natural gas shortages, caused the world supply/demand balance to tighten. In addition, U.S. producers curtailed production at various points during fiscal 2003 in response to high natural gas prices.

               Ammonium nitrate sales prices increased 10%, while sales volumes decreased 13%. The decrease in sales volume was due primarily to poor weather during the fourth quarter of fiscal 2003. During the first three quarters of the fiscal year, sales volumes were running ahead of the previous year due to good demand for fall/winter wheat plantings and strong pasture applications. Unfavorable weather during the fourth quarter significantly reduced demand, resulting in approximately 155,000 fewer tons sold in the fourth quarter compared to the same prior-year period. Prices were higher due to a reduction in supply at the beginning of the spring planting season as a result of production curtailments in the U.S. during February and March 2003. Those curtailments were caused by a substantial natural gas price increase.

               Urea sales prices increased 3%, and sales volumes decreased 40%. The price increase resulted from the tightened supply/demand balance, while the sales volume decrease was caused by the closure of the prilling section of our urea plant at Donaldsonville, Louisiana, in January 2003.

               Nitrogen solutions sales prices increased 17%, while sales volumes remained steady as the result of market concerns over the anti-dumping petition filed by the Nitrogen Solutions Fair Trade Committee (of which we are a member) against Russia, the Ukraine, and Belarus. Even though the petition was not initially approved and is on appeal, this action reduced the volume of unfairly traded imports. Prices were positively affected by production curtailments as U.S. producers reduced production during February and March 2003 in response to a natural gas price spike.

               Phosphate.  Our DAP sales decreased 7% as the result of an 18% decrease in sales volume, partially offset by a 13% increase in sales prices. The rise in sales prices resulted from a tightened supply/demand balance because of lower global production rates and increased demand by China. Our sales volume decreased compared to fiscal 2002 because of reduced production in fiscal 2003 due to mechanical problems and limited availability of raw materials, primarily sulfur and sulfuric acid.

               Potash.  Our potash sales decreased 10% as a result of an 11% decrease in sales volumes partially offset by a 1% increase in sales prices. The decrease in sales volume resulted from a decision to forego lower priced export and domestic sales, lower industrial demand and lower than anticipated domestic agricultural demand in the spring season. As a result of the weak demand, inventory levels became very high by June 2003. In an effort to manage cash flow from operations, we shut down the potash mines in late June 2003, until we could reduce our inventory levels. The West potash mine was restarted in late July 2003 and the East potash mine was restarted in early October 2003.

Other Revenues

               In fiscal 2003, other revenues totaled $2.0 million related to our DiNitrogen Tetroxide (N204) contract with the U.S. Government ("Government"). In February 2003, we completed the construction of our N204 production plant at our Yazoo City, Mississippi facility. We received approximately $3.0 million from the Government during our third fiscal quarter as a reimbursement for constructing the N204 plant. This payment represents deferred revenue and will be recognized systematically over five years, the term of the contract. In addition to the deferred revenue, we are reimbursed by the Government for other out-of-pocket costs associated with the production of N204. These amounts have been included and classified as other revenues for fiscal year ended June 30, 2003.

Cost of Products Sold

               Overview.  Our cost of products sold decreased in fiscal 2003 to $432.3 million, from $437.5 million in fiscal 2002. As a percentage of net sales, cost of products sold was 97% for both fiscal 2003 and 2002. Higher costs per ton for all product groups were offset by higher sales prices for all product groups. Our company-wide average natural gas price increased 34% during fiscal 2003.

               Nitrogen.  Our nitrogen costs per ton increased 14%, primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 33% to $4.04 per MMBtu. In addition, we had higher costs related to third-party purchases of ammonia and lower equity earnings at Point Lisas Nitrogen. These equity earnings are reflected in our consolidated statements of income as a reduction in cost of products sold.

               Our portion of the earnings from Point Lisas Nitrogen was $5.6 million for fiscal 2003, compared to $12.0 million for fiscal 2002. During fiscal 2003, Point Lisas Nitrogen incurred higher natural gas costs because its gas contract ties the price of natural gas to the market price of ammonia, which increased during fiscal 2003. A scheduled maintenance turnaround at Point Lisas Nitrogen during September 2002 added more costs during the fiscal year. Sales prices during fiscal 2003 were below prevailing market prices because of product offtake agreements with us and our joint venturer, Koch Nitrogen Company and its predecessor, Farmland Industries, Inc. The agreements required Point Lisas Nitrogen to make sales to us at prices below the prevailing market price to recover amounts paid in previous years that were in excess of prevailing market prices.

               Phosphate.  Our DAP costs per ton increased 29% in fiscal 2003. This increase was primarily the result of lower production rates and higher raw material costs, primarily for ammonia, sulfur and sulfuric acid. Sulfur and sulfuric acid were both in short supply in the market. In addition, significant rainfall during the current fiscal year increased our water treatment costs of the gypsum disposal facilities.

               Potash.  Our potash costs per ton increased 1% in fiscal 2003. This increase was primarily the result of higher natural gas costs partially offset by lower per-ton costs for electricity and supplies.

Selling, General and Administrative

               Our selling, general and administrative expenses increased to $31.9 million in fiscal 2003, from $28.5 million in fiscal 2002. This increase was primarily the result of increases in severance and early retirement expenses, property insurance costs, start-up costs for our melamine production facility and professional financial consulting expenses. These increases were partially offset by the absence of goodwill amortization costs in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 7% in fiscal 2003 from 6% in fiscal 2002.

Impairment of Long-Lived Assets

               During fiscal 2003, we recognized impairment charges relating to our long-lived assets located in Donaldsonville, Louisiana, totaling $75.1 million. In December 2002, we announced the closure of our prilled urea facility, and in February 2003, we announced the closure of one of our two anhydrous ammonia plants. Both closures were the result of continued negative operating performance caused by unfavorable natural gas prices and market conditions. The impairment charges relating to these assets totaled $70.9 million. At June 30, 2003, because of continued volatility of natural gas prices, we assessed the recoverability of all of our long-lived assets for impairment. This assessment resulted in an additional impairment charge totaling $4.2 million related to our long-lived assets located in Donaldsonville, Louisiana.

               We incurred similar impairment charges totaling $101.3 million for fiscal 2002 relating to goodwill for our Donaldsonville, Louisiana, nitrogen production facility.

Other Operating Expenses

               Our other operating expenses were $17.1 million in fiscal 2003, and $17.2 million in fiscal 2002. Portions of our ammonia, ammonium nitrate, urea and nitric acid production capacities were idled for various periods during fiscal 2003 and 2002, primarily due to the unfavorable relationship between product prices and natural gas prices. In addition, our potash mining operation was idled on June 20, 2003, to conserve cash and reduce inventory levels.

Interest, Net

               Our net interest expense increased to $29.1 million in fiscal 2003, from $27.9 million in fiscal 2002. This increase was primarily the result of higher average interest rates and increased costs associated with our Pre-Petition Harris Facility, partially offset by lower average debt balances. After the Petition Date, we ceased accruing interest on the unsecured debt balances of the Senior Notes and the Industrial Revenue Bonds (each as more particularly described below under the heading "Liquidity and Capital Resources - Financing Activities").

Settlement of Litigation

               During fiscal 2003, we concluded litigation related to a breach of contract claim involving performance guarantees for work done at one of the anhydrous ammonia plants in Donaldsonville, Louisiana. We received $3.6 million in net proceeds from this settlement.

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

Other Income

               Other income decreased to $1.5 million in fiscal 2003, from $6.7 million in fiscal 2002. During fiscal 2002, we had gains of approximately $5.1 million related to the sale of non-core assets.

Reorganization Expense

               Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in the consolidated statements of operations. Reorganization expense for the year ended June 30, 2003, was approximately $3.5 million and consisted of legal and professional fees.

Income Tax Benefit

               Our income tax benefit increased to $31.8 million in fiscal 2003 from $17.9 million in fiscal 2002. These income tax benefits are primarily the result of our net losses, partially offset by U.S. tax expense on cumulative foreign earnings in fiscal 2003 (as more particularly described above under the heading "Critical Accounting Policies - Deferred Taxes"). Our estimated annual effective rate increased to 23.0% in fiscal 2003 from 12.9% in fiscal 2002.

RESULTS OF OPERATIONS - FISCAL 2002 COMPARED TO FISCAL 2001

Overview

               For the fiscal year ended June 30, 2002, we incurred a net loss of $19.9 million (or $0.76 per diluted share) before a non-cash impairment charge of $101.3 million, and incurred a net loss of $121.2 million (or $4.64 per diluted share) after the non-cash impairment charge. This compares to a net loss of $36.9 million (or $1.41 per diluted share) before a non-cash impairment charge of $58.4 million, and a net loss of $95.2 million (or $3.64 per diluted share) after the non-cash impairment charge for the fiscal year ended June 30, 2001. The non-cash impairment charges for the fiscal years ended June 30, 2002 and 2001, related to a write-down of goodwill associated with the December 1996 acquisition of our Donaldsonville, Louisiana, nitrogen production assets.

               Net sales decreased to $451.3 million in fiscal 2002 from $540.4 million in fiscal 2001. We incurred an operating loss of $32.0 million in fiscal 2002 before a non-cash impairment charge of $101.3 million, compared to an operating loss of $46.8 million in fiscal 2001 before a non-cash impairment charge of $58.4 million.

               Our results of operations have historically been influenced by a number of factors beyond our control, which have at times had a significant impact. Fertilizer demand and prices are highly dependent upon a variety of conditions stated in this Annual Report on Form 10-K under the headings "Certain Business Factors" in Item 1 and "Outlook" and "Forward-Looking Statements" in this Item 7.

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

              Summaries of our net sales results by business unit are set forth below:

	Fiscal Years Ended June 30
(Dollars in thousands)			%
	2002	2001	Inc. (Dec.)
Net Sales:
Nitrogen	$262,575	$369,450	(29)%
DAP	110,047	95,252	16%
Potash	77,477	74,305	4%
Other	1,195	1,394	(14)%

Net Sales	$451,294	$540,401	(16)%

	Fiscal Years Ended June 30
(Tons in thousands)			%
	2002	2001	Inc. (Dec.)
Tons Sold:
Nitrogen:
Ammonia	742	891	(17)%
Ammonium Nitrate	779	598	30%
Urea	461	494	(7)%
Nitrogen solutions	474	452	5%
Nitric acid	33	63	(48)%

Total Nitrogen	2,489	2,498	0%

DAP	865	716	21%
Potash	912	811	12%

	Fiscal Years ended June 30
			%
	2002	2001	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 105	$ 148	(29)%
DAP	$ 127	$ 133	(5)%
Potash	$ 85	$ 92	(8)%

	Fiscal Years Ended June 30
(Dollars in thousands)	2002	2001

Operating (Loss) Income:
Nitrogen (1)	$(128,992)	$ (86,416)
Phosphate	$ 2,854	$ (17,436)
Potash	$ (7,902)	$ (2,876)
Other	$ 798	$ 1,575

Total	$(133,242)	$(105,153)

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

               Ammonium nitrate sales prices decreased 19% as discussed above, while sales volumes increased 30%. The increase in sales volumes was primarily due to recaptured market share from imports and favorable crop conditions. Sales volumes during fiscal 2001 were low due to lost market share, significant volumes of imported ammonium nitrate, including substantial quantities of what the U.S. Government determined were unfairly traded imports, and weak fertilizer demand during the spring planting season caused by wet weather.

               Urea sales prices decreased 26%, and sales volumes decreased 7%. Sales prices decreased as a result of excess industry inventories carried over from spring 2001 and increased production. Sales volumes decreased as a result of decreased granular urea sales due to the transfer of our granular urea facility back to its prior owner during fiscal 2002, as well as decreased urea melt sales caused by Melamine Chemicals, Inc.'s closure of its plant in Donaldsonville, Louisiana. The decrease in sales volumes was partially offset by increased production and sales of prilled urea.

               Nitrogen solutions sales prices decreased 29%, while sales volumes increased 5%. Sales prices decreased primarily as a result of a continuation of large volumes of unfairly traded imported product during the first nine months of fiscal 2002, and industry-wide inventory overhang from the previous year.

               Phosphate.  Our DAP sales increased 16% as a result of a 21% increase in sales volume partially offset by a 5% decrease in sales prices. While average sales prices were down during fiscal 2002 as compared to fiscal 2001, world market conditions improved in the last part of fiscal 2002. Increased demand from China during the first half of calendar 2002 tightened the supply/demand balance, and increased sales prices during the latter part of fiscal 2002.

               Potash.  Our potash sales increased 4% as a result of a 12% increase in sales volumes partially offset by an 8% decrease in sales prices. The decrease in sales prices partially resulted from an increase in export sales, which typically have lower net sales prices than domestic sales. Lower industrial sales during fiscal 2002, as a result of poor economic conditions, also contributed to lower sales prices because industrial sales are typically for higher priced products. The increase in sales volumes resulted from an increase in both export and domestic sales during fiscal 2002.

Cost of Products Sold

               Overview.  Our cost of products sold decreased to $437.5 million from $534.2 million. As a percentage of net sales, cost of products sold decreased to 97% from 99%, primarily as a result of lower costs per ton for all product groups partially offset by lower sales prices for all product groups. Our company-wide average natural gas price increased 33% during fiscal 2002.

               Nitrogen.  Our nitrogen costs per ton decreased 28% primarily as a result of lower natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities decreased approximately 32% to $3.05 per MMBtu. In addition, we had lower costs related to third-party purchases of ammonia and lower maintenance and labor costs which resulted from maintenance shutdowns at our Yazoo City, Mississippi, and Donaldsonville, Louisiana, facilities during fiscal 2001. During fiscal 2002, we also had higher equity earnings at our joint venture ammonia plant in Trinidad, Point Lisas Nitrogen, that contributed to the decrease in our nitrogen costs per ton. These equity earnings are reflected in our consolidated statements of income as a reduction in cost of products sold.

               Our portion of the earnings from Point Lisas Nitrogen was $12.0 million for fiscal 2002, compared to $7.2 million for fiscal 2001. During fiscal 2002, Point Lisas Nitrogen incurred lower natural gas costs because its gas contract ties the price of natural gas to the market price of ammonia, which decreased during fiscal 2002. Additionally, Point Lisas Nitrogen sales prices during fiscal 2002 were above prevailing market prices as a result of its product offtake agreements with us and our then joint venturer, Farmland Industries, Inc. The agreements required Point Lisas Nitrogen to make sales to us at prices at a discount to the prevailing market, subject to a minimum price. During fiscal 2002, all Point Lisas Nitrogen sales to us were at the minimum price.

               Phosphate.  Our DAP costs per ton decreased 19% in fiscal 2002. This decrease was primarily the result of lower raw material costs for ammonia and sulfur.

               Potash.  Our potash costs per ton decreased 5% in fiscal 2002. This decrease was primarily the result of lower natural gas costs.

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

Loss on Goodwill Impairment

               Due to continued operating losses, primarily caused by low product prices and increased natural gas costs, we assessed the recoverability of our tangible and intangible long-lived assets related to our nitrogen operations pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," prior to its amendment discussed above. We projected the undiscounted future cash flows for these operations to test recoverability and determined that, in certain cases, they were less than the value of such assets on the consolidated balance sheet, indicating that impairment was likely. The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value. Our cash flow projections were based on a third party appraisal of our long-lived assets and included additional third party and internally developed forecasts of future nitrogen prices and natural gas costs. We determined that we had a permanent impairment in the value of goodwill related to our Donaldsonville, Louisiana, nitrogen production assets acquired in December 1996. Accordingly, a non-cash provision for goodwill impairment of $101.3 million was recorded in our fourth quarter of fiscal 2002. We made a similar non-cash charge of $58.4 million in our fourth quarter of fiscal 2001. Estimates of such future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates. We had no goodwill recorded on our books as of June 30, 2002.

               The impairment analysis was prepared on a going concern basis, and the Company's carrying value for its long-lived assets was presumed to be recoverable through future cash flows. If the Company does not continue as a going concern, further impairment charges may be necessary.

Other Operating Expenses

               Our other operating expenses decreased to $17.2 million in fiscal 2002 from $21.5 million in fiscal 2001. This decrease was primarily due to reduced idle plant costs at our nitrogen facilities as a result of our nitrogen plants operating at higher rates. Portions of our ammonia, urea and nitric acid production capacities were idled for various periods during 2002 and 2001, primarily due to the unfavorable relationship between product prices and natural gas costs.

Interest, Net

               Our net interest expense decreased to $27.9 million in fiscal 2002 from $28.7 million in fiscal 2001. This decrease was primarily the result of lower average interest rates under our Pre-Petition Harris Facility (as defined below under the heading Liquidity and Capital Resources - Financing Activities - The Pre-Petition Harris Facility), partially offset by higher average debt balances and costs and lender fees associated with amending our Pre-Petition Harris Facility.

Settlement of Litigation

               During fiscal 2002, we settled the defamation action we filed against Terra in August 1995. We received $11.0 million from Terra's liability insurance carrier. Also in fiscal 2002, we received $4.4 million in net proceeds from the conclusion of litigation related to defective equipment purchased at our Yazoo City, Mississippi, nitrogen production facility. The problems with this equipment occurred during periods prior to fiscal 2002.

Other Income

               Other income decreased to $6.7 million in fiscal 2002 from $9.0 million in fiscal 2001. During both fiscal 2002 and 2001, other income included gains on the sale of non-core assets of $5.1 million and $6.7 million, respectively.

Income Tax Benefit

               Our income tax benefit decreased to $17.9 million in fiscal 2002 from $29.6 million in fiscal 2001. These income tax benefits were primarily the result of our net losses. For fiscal 2002 and prior, we did not provide for taxes on our permanently reinvested foreign earnings from our investment in Point Lisas Nitrogen. In addition, we did not provide for tax benefits on our non-deductible goodwill amortization or losses on non-deductible goodwill impairment. Our estimated annual effective tax rate decreased to 12.9% in fiscal 2002 from 23.7% in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

               On October 2, 2003, the Court entered the Final Order authorizing us to borrow up to $32.5 million under the debtor-in-possession financing facility generally described below in this section under the heading "Financing Activities - Debtor-in-Possession Financing Facility," and more particularly described in the Post-Petition Credit Agreement filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2003.

               At June 30, 2003, we had cash and cash equivalents of $6.1 million, compared to $2.0 million at June 30, 2002, an increase of approximately $4.1 million. At June 30, 2002, our cash and cash equivalents had decreased to $2.0 million from $11.8 million at June 30, 2001, a decrease of $9.8 million.

Operating Activities

               Our net cash used in operating activities was $34.9 million in fiscal 2003. Such cash included a $14.9 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002. Our net cash provided by operating activities was $53.7 million in fiscal 2002 and included a $26.4 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002, and an $11.0 million settlement related to the defamation action we filed against Terra International, Inc. in August 1995. We had net cash used in operating activities of $48.2 million in fiscal 2001.

Investing Activities

               Our net cash used in investing activities was $9.2 million in fiscal 2003 and included $14.9 million in capital expenditures for normal improvements and modifications to our facilities necessary for safe and efficient operations. These expenditures were partially offset by $3.4 million in proceeds from the sale of non-core assets and $2.2 million in dividends from two of our 50% joint ventures. Net cash used by investing activities was $1.6 million in fiscal 2002 and included $12.4 million in capital expenditures that were for normal improvements and modifications to our facilities that were necessary for safe and efficient operations. These expenditures were partially offset by $8.0 million in proceeds from the sale of non-core assets and $2.8 million primarily from the collection of a note for the sale of non-core real estate and dividends from one of our 50% joint venturers. Our net cash provided by investing activities was $2.7 million for fiscal 2001 and included $16.8 million in proceeds from the sale of non-core assets and $1.3 million in dividends from one of our 50% joint venturers. These proceeds were partially offset by $15.4 million in capital expenditures that were for normal improvements and modifications to our facilities.

Financing Activities

               Net cash provided by financing activities was $48.3 million in fiscal 2003, which reflected the excess of borrowings over debt payments. Our borrowings were slightly reduced by the receipt of $14.9 million from a refund of previously paid federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002. Our net cash used in financing activities was $62.0 million in fiscal 2002, indicating that we repaid more money than we borrowed. Contributing to our debt reduction was an $11.0 million cash settlement from the Terra lawsuit, plus the receipt of $26.4 million from a refund of previously paid federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002. During fiscal 2001, amounts provided by financing activities included $55.9 million in net proceeds from borrowings, partially offset by $784,000 paid in cash dividends.

               Debtor-in-Possession Financing Facility. On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility"). As of the date of this filing, the DIP Lenders are also lenders under the Pre-Petition Harris Facility (the "Pre-Petition Lenders"). On August 13, 2003, the

Court denied our request for a Final Order with regard to the Interim Credit Facility, but granted us authority to use our cash collateral (i.e., cash and receivables) for ordinary course operations through October 3, 2003. However, on October 2, 2003, the Court entered a Final Order that approved certain amendments to the Interim Credit Facility and permits borrowings of up to $32.5 million (the "DIP Credit Facility"). The DIP Credit Facility is a revolving credit facility that terminates upon the earlier to occur of (a) June 30, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the DIP Lenders terminate the DIP Credit Facility in connection with an event of default thereunder. Mississippi Chemical Corporation is the borrower under the DIP Credit Facility and its subsidiaries who are Debtors are guarantors.

               Maximum Borrowings. The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $32.5 million, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) a scheduled excess collateral availability requirement, minus (iv) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventory in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) an amount equal to six months' rent for all leased facilities where inventory is kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The DIP Commitment is subject to certain mandatory reductions described below under the heading "Covenants."

               Rates and Fees. The DIP Credit Facility bears interest at rates equal to the prime commercial rate from time to time in effect plus 4%. Upon entry of the Interim Order, we paid a facility fee of $375,000 to the DIP Lenders and an administrative fee of $75,000 (of this amount, $60,000 was refunded to us subsequent to June 30, 2003) to Harris Trust and Savings Bank, as "DIP Agent." Upon entry of the Final Order, we paid an additional fee of $375,000 to the DIP Lenders and an additional administrative fee of $75,000 to the DIP Agent. The DIP Credit Facility also has a commitment fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

               Collateral Security and Guarantees. Pursuant to the Final Order, the DIP Lenders have been granted superpriority claim status in the Case with a first lien on substantially all of the Debtors' assets (including all cash collateral and proceeds of inventory and accounts receivable). Our use of cash collateral and proceeds of inventory and accounts receivable generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility. All of our subsidiaries which are Debtors have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the Pre-Petition Lenders have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Lenders and certain liens permitted under the DIP Credit Facility.

               Covenants. The DIP Credit Facility (a) restricts our ability to incur debt, (b) requires us to generate certain minimum levels of EBITDA as detailed below in this paragraph for so long as the amount of obligations under the Pre-Petition Harris Facility exceeds $67.5 million, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits the amount of capital expenditures as detailed below in this paragraph, (e) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business) as detailed below in this paragraph, (f) permits the voluntary prepayment of the DIP Credit Facility without penalty, (g) requires that the obligations under the Pre-Petition Harris Facility be reduced according to a schedule, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities. The minimum cumulative EBITDA requirements are as follows:

Period Ending	If No Sale of Interests in Point Lisas Nitrogen	If Sale of Interests in Point Lisas Nitrogen
October 31, 2003	($750,000)	($1,250,000)
November 30, 2003	$20,000	($480,000)
December 31, 2003	$1,040,000	$540,000
January 31, 2004	$2,960,000	$2,440,000
February 29, 2004	$3,610,000	$2,980,000
March 31, 2004	$2,730,000	$2,260,000
April 30, 2004	$3,800,000	$3,140,000
May 31, 2004	$3,840,000	$3,170,000
June 30, 2004	$3,660,000	$3,020,000

Our cumulative capital expenditures are limited as follows:

Period Ending	Cumulative Maximum Permitted
October 31, 2003	$2,800,000
November 30, 2003	$5,300,000
December 31, 2003	$6,400,000
January 31, 2004	$7,100,000
February 29, 2004	$7,700,000
March 31, 2004	$9,000,000
April 30, 2004	$9,600,000
May 31, 2004	$10,300,000
June 30, 2004	$10,800,000

We must maintain an excess collateral availability amount under our borrowing base according to the following schedule:

Period Ending	Required Excess Collateral Availability
October 31, 2003	$35,120,000
November 30, 2003	$32,980,000
December 31, 2003	$32,660,000
January 31, 2004	$31,990,000
February 29, 2004	$31,270,000
March 31, 2004	$30,900,000
April 30, 2004	$32,900,000
May 31, 2004	$35,510,000
June 30, 2004	$36,930,000

Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1.0 million shall be applied to the Pre-Petition Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility are otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds shall be applied to the Pre-Petition Credit Facility. As a result of any such sale, the DIP Commitment shall be automatically and permanently reduced by the amount of each such payment with a corresponding reduction in the DIP Commitment of each DIP Lender. In the event of a disposition of our interest in Point Lisas Nitrogen, all net cash proceeds must be applied to the Pre-Petition Facility.

               Standstill Agreement. In connection with entering into the DIP Credit Facility, we entered into an agreement with the Pre-Petition Lenders pursuant to which such lenders agreed not to take any action to enforce their rights under the MCHI guaranty, given in connection with the Pre-Petition Facility. Upon the termination of the DIP Credit Facility or in the case of certain defaults, the Pre-Petition Lenders may enforce the MCHI guaranty. In the event that MCHI receives proceeds from a refinancing or disposition event with respect to Point Lisas Nitrogen, MCHI has agreed to apply such proceeds to the Pre-Petition Facility.

               The Pre-Petition Harris Facility

               As of the Petition Date, we had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158.4 million (the "Pre-Petition Facility"). The Pre-Petition Facility bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. As of June 30, 2003, our weighted average interest rate was 9.65% and we had borrowings outstanding in the amount of $158.4 million and letters of credit outstanding in the amount of $790,000. The bankruptcy filing was an event of default under the Pre-Petition Facility and, as a result, we can no longer borrow under the Pre-Petition Facility. Since the Pre-Petition Facility is a secured facility, it has not been classified as a liability subject to compromise on our consolidated balance sheet.

               The Industrial Revenue Bonds

               In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs mature on March 1, 2022, and carry a 5.8% fixed rate of interest. The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. The bankruptcy filing was an event of default under the industrial revenue bonds. At June 30, 2003, the industrial revenue bonds are reflected as a component of liabilities subject to compromise on our consolidated balance sheet.

               The Senior Notes

               On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Pre-Petition Harris Facility. As a result of our bankruptcy filing, we did not make the semi-annual interest payment due on May 15, 2003, and were in default under the Senior Notes. At June 30, 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheet.

               On January 9, 2003, Trustmark National Bank, the Trustee under the Indenture governing the Senior Notes, delivered a notice of resignation to us. On March 21, 2003, BancorpSouth Bank, a national banking association, became the Trustee under the Indenture. As of June 24, 2003, BancorpSouth Bank resigned as Trustee under the Indenture; and as of the same date, HSBC Bank USA, a banking corporation and trust company duly organized and existing under the laws of the State of New York, became the Trustee under the Indenture.

               Investment in Point Lisas Nitrogen

               Our 50-50 joint venture, Point Lisas Nitrogen, formerly known as Farmland MissChem Limited, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant near Point Lisas, The Republic of Trinidad and Tobago. Point Lisas Nitrogen's loan with Export Import Bank of the United States ("Ex-Im Bank") is a non-recourse loan and is not guaranteed by the joint venture partners. In the event of default, Ex-Im Bank could demand immediate payment of all or any portion of the principal amount of its loan with Point Lisas Nitrogen.

               On May 31, 2002, our former joint venture partner at Point Lisas Nitrogen, Farmland Industries, Inc. ("FII"), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri. This filing and FII's default under its offtake agreement with Point Lisas Nitrogen were events of default under Point Lisas Nitrogen's loan agreement with Ex-Im Bank. Accordingly, Ex-Im Bank could have demanded immediate payment of all or any portion of the principal amount of its loan with Point Lisas Nitrogen. Because of this default, at June 30, 2002, the total loan obligation to Ex-Im Bank was reclassified as a current liability on Point Lisas Nitrogen's balance sheet. FII continued to purchase and pay for ammonia shipped under the offtake agreement after its bankruptcy filing. In May 2003, FII cured its default under its offtake agreement with Point Lisas Nitrogen in the amount of approximately $5.0 million and sold its interest in Point Lisas Nitrogen to Koch.

               As a result of our filing bankruptcy, we are in default under our ammonia offtake agreement with Point Lisas Nitrogen. The bankruptcy filing also resulted in a default on Point Lisas Nitrogen's loan with Ex-Im Bank. Because of this default, the total loan obligation to Ex-Im Bank continues to be classified as a current liability on Point Lisas Nitrogen's balance sheet. At June 30, 2003, we were in arrears to Point Lisas Nitrogen under the ammonia offtake agreement in the amount of approximately $2.6 million. As a consequence, we have been paying market prices for ammonia since the Petition Date through September 30, 2003, and have not been able to recover amounts paid in previous years that were in excess of prevailing market prices. As a result of entering into the Stalking Horse Agreement (as defined below), and upon satisfaction of other conditions, Koch and Ex-Im Bank have agreed to permit us to recover amounts paid in previous years that were in excess of prevailing market prices on purchases after October 1, 2003. As of the date of this filing, Ex-Im Bank has not demanded payment of the debt. Point Lisas Nitrogen is continuing to repay the loan obligation with Ex-Im Bank based on the original repayment schedule.

               On October 8, 2003, we signed an agreement with Koch to sell our interest in Point Lisas Nitrogen for an estimated cash amount of $92.0 million (the "Stalking Horse Agreement"). On October 10, 2003, we filed motions with the Court seeking to approve the Stalking Horse Agreement and the auction and bid procedures for an auction of our Point Lisas Nitrogen interests to be sold in December 2003. If Koch is not the successful bidder at the auction, Koch will be entitled to an estimated break-up fee of approximately $3.8 million.

               Liquidity

               Based on natural gas and product market prices as of the date of this filing, and our current gas hedge positions, we believe that our existing cash, cash generated from operations, and cash available under the DIP Credit Facility should be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2004. Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations. We estimate our capital expenditure requirements for fiscal 2004 to be approximately $12.0 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations. Our ability to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, compliance with the covenants under the DIP Credit Facility, the ability to sustain cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees. No assurance can be given that we will be successful in reorganizing our affairs and successfully emerging from the bankruptcy proceedings.

OUTLOOK

               The spring season of fiscal 2003 was disappointing. Fiscal 2003 began with several positive factors, including the anticipation of U.S. farmers planting increased acreage over the spring of 2002. Nitrogen product inventories at the producer level were minimal and grain prices had shown improvement. This outlook held through the first nine months of the 2003 fiscal year. During the last quarter of the fiscal year, however, unfavorable weather greatly reduced fertilizer application and planted acreage. As we move into the fall and winter of fiscal 2004, volatility in U.S. natural gas prices has resulted in lower U.S. production rates during the summer months. This has resulted in a tighter supply/demand balance going into the fall causing nitrogen prices to remain at high levels compared to historical averages. Notwithstanding these negative developments, the fiscal 2003 decrease in actual planted acres, compared to planned acres, should cause the ratio of ending grain stocks to use, both inside and outside the United States, to remain favorable. Weather, oil prices and the U.S. economic recovery are among the most important fundamental factors in determining demand for natural gas. To maximize results in the current environment, we continue to determine operating levels for our plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices.

               Approximately half of our DAP is sold into export markets by PhosChem. We anticipate 2004 DAP fundamentals to remain similar to those in the 2003 fiscal year. China's imports may be slightly higher in 2004 compared to 2003; however, if a recent proposal to limit cadmium levels is enacted, fertilizer imports into China could be reduced since DAP contains high levels of cadmium.

               The success of our potash segment will depend on the continued improvement of ore grades mined, improvement in production costs and increases of low potash sales prices.

               Other variables can affect our results of operations as stated elsewhere in our discussions under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

               Except for the historical statements and discussion contained herein, statements set forth in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable language. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and uncertainties that are beyond our ability to control or predict, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) our ability to operate pursuant to the terms of the DIP Credit Facility, (ii) operating constraints, costs and uncertainties associated with the Case, (iii) our ability to develop, prosecute, confirm and consummate a plan of reorganization, (iv) our ability to receive trade credit, (v) our ability to maintain contracts that are critical to its operation, (vi) changes in matters which affect the global supply and demand of fertilizer products, (vii) high natural gas prices and the volatility of the natural gas market, (viii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U.S. government policies, weather, and changes in agricultural production methods, (ix) possible unscheduled plant outages and other operating difficulties, (x) price competition and capacity expansions and reductions from both domestic and international competitors, (xi) foreign government agricultural policies, in particular, the policies of the governments of India and China regarding fertilizer imports, (xii) the relative unpredictability of international and local economic conditions, (xiii) the relative value of the U.S. dollar, (xiv) regulations regarding the environment and the sale and transportation of fertilizer products, (xv) oil costs and the impact of war in the Middle East or elsewhere, (xvi) the continuing efficacy of unfair trade remedies and the outcome of pending unfair trade (antidumping) cases, and (xvii) other important factors affecting us and the fertilizer industry generally as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in this Annual Report on Form 10-K.

ITEM 7A. MARKET RISK

               Overview. We are exposed to changes in natural gas prices and interest rates. For more information about how we manage specific risk exposures, see Critical Accounting Policies - Hedging Activities in Item 7 of this Annual Report on Form 10-K, and Note 8 - Credit Agreements and Long-Term Debt and Note 17 - Hedging Activities, in our Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

               Natural Gas. To manage our natural gas price risks, we enter into derivative transactions as the opportunity arises. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments that mature at various dates. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices. At June 30, 2003, we had no open natural gas derivative instruments. Because of delays relating to the Case, we were unable to hedge natural gas from May 16, 2003 through September 28, 2003. Under the Interim Order approving hedging activities, we may only hedge natural gas for the months of November and December 2003, and are subject to certain volume restrictions. We intend to seek further Court approval to conduct hedging activities.

               Interest Rates. The table below provides information, as of June 30, about our financial instruments sensitive to changes in interest rates.

(Dollars in thousands)
	Maturity Date (1)			Fair Value
	2004	Thereafter	Total	2003	2002
Variable Rate Debt
Principal amount (2)	$158,423	-	$158,423	$158,423	$110,172
Average interest rate (3)	9.65%	-	9.65%

     Assuming a plus or minus 1% interest rate charge, our statement of operations would increase or decrease approximately $1.6 million.

     (1)  The Pre-Petition Harris Facility matures November 25, 2002.
     (2)  The Pre-Petition Harris Facility has variable interest rates and, therefore, the balances are representative of fair value.
     (3)  The average interest rate was based on June 30, 2003 variable rates. Actual rates could differ.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and
Shareholders of
Mississippi Chemical Corporation:

We have audited the accompanying consolidated balance sheets of Mississippi Chemical Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Mississippi Chemical Corporation and subsidiaries for the year ended June 30, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 28, 2001. We did not audit the financial statements of Point Lisas Nitrogen, an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in Point Lisas Nitrogen represents 17.8 percent and 15.7 percent of total assets as of June 30, 2003 and 2002, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Point Lisas Nitrogen, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mississippi Chemical Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements, as of June 30, 2003 and 2002, have been prepared assuming that Mississippi Chemical Corporation and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and because of insufficient liquidity, Mississippi Chemical Corporation and nine of its subsidiaries ("Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code ("Code") on May 15, 2003. The Debtors are currently operating as debtors in possession under the Code. Currently, the Company has not filed a plan of reorganization and there can be no assurance that a plan of reorganization will be proposed or, if proposed, that it will be approved or confirmed by the bankruptcy court and other interested parties. On October 2, 2003, the Company obtained debtor-in-possession financing; however, there can be no assurance that such financing facility will be sufficient to meet the Company's cash flow requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

The Company changed its method for accounting for stock based compensation expense and adopted the provisions of Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" in 2003.

/s/ KPMG LLP

October 2, 2003, except for
       Note 28, which is as of
       October  8, 2003

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Consolidated Balance Sheets
	June 30
ASSETS	2003	2002
	(Dollars in thousands, except per share amount)
Current assets:
Cash and cash equivalents	$ 6,102	$ 1,989
Accounts receivable (less allowances of $1,839 in 2003 and $2,160 in 2002)	56,340	46,384
Inventories	66,286	66,746
Income tax receivable	35	14,971
Prepaid expenses and other current assets	5,039	3,784
Deferred income taxes	3,112	1,394
Total current assets	136,914	135,268

Investments in affiliates	111,509	106,972

Other assets	10,305	7,071

Property, plant and equipment, at cost, less accumulated depreciation, depletion and amortization	289,362	380,974

	$548,090	$630,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt due within one year	$158,423	$110,172
Accounts payable	15,736	35,948
Accrued liabilities	4,633	11,129
Total current liabilities	178,792	157,249

Long-term debt	-	214,215

Other long-term liabilities and deferred credits	36,872	12,540

Deferred income taxes	26,518	66,805

Liabilities subject to compromise (Note 10)	249,132	-

Commitments and contingencies
(see Notes 1,4, 8, 10, 13, 17, 22, 23, 24 and 25)

Shareholders' equity:
Common stock ($.01 par; authorized 100,000,000 shares; issued 27,980,973 and 27,975,936)	280	280
Additional paid-in capital	306,063	305,901
Accumulated deficit	(209,047)	(102,577)
Accumulated other comprehensive (loss) income	(12,046)	4,983
Treasury stock, at cost (1,769,340 shares and 1,809,026 shares)	(28,474)	(29,111)
Total shareholders' equity	56,776	179,476

	$548,090	$630,285

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Consolidated Statements of Operations
	Years Ended June 30
	2003	2002	2001
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$ 444,346	$ 451,294	$ 540,401
Other	2,022	-	-
	446,368	451,294	540,401

Operating expenses:
Cost of products sold	432,336	437,530	534,223
Selling, general and administrative	31,906	28,509	31,390
Impairment of long-lived assets (Note 7)	75,118	-	-
Loss on goodwill impairment (Note 18)	-	101,263	58,398
Other	17,093	17,234	21,543
	556,453	584,536	645,554

Operating loss	(110,085)	(133,242)	(105,153)

Other (expense) income:
Interest, net	(29,134)	(27,886)	(28,699)
Settlement of litigation	3,581	15,363	-
Other	1,483	6,651	8,978

Loss before income taxes and reorganization expense	(134,155)	(139,114)	(124,874)

Reorganization expense (Note 14)	3,455	-	-

Loss before income taxes	(137,610)	(139,114)	(124,874)

Income tax benefit	(31,757)	(17,918)	(29,625)

Net loss	$(105,853)	$(121,196)	$ (95,249)

Loss per share - basic and diluted	$ (4.04)	$ (4.64)	$ (3.64)

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Consolidated Statements of Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balances, June 30, 2000	$ 280	$305,901	$114,996	$ -	$(29,579)	$391,598
Comprehensive loss:
Cumulative net unrealized gain on hedges, net of tax of $2,482	-	-	-	4,149	-	4,149
Net loss	-	-	(95,249)	-	-	(95,249)
Net change in unrealized gain on hedges net of tax benefit of $5,966	-	-	-	(9,957)	-	(9,957)
Comprehensive loss	-	-	(95,249)	(5,808)	-	(101,057)
Cash dividends paid ($0.03 per share)	-	-	(784)	-	-	(784)
Balances, June 30, 2001	280	305,901	18,963	(5,808)	(29,579)	289,757
Comprehensive loss:
Net loss	-	-	(121,196)	-	-	(121,196)
Net change in unrealized loss on hedges, net of tax expense of $6,474	-	-	-	10,791	-	10,791
Comprehensive loss	-	-	(121,196)	10,791	-	(110,405)
Treasury stock, net	-	-	(344)	-	468	124
Balances, June 30, 2002	280	305,901	(102,577)	4,983	(29,111)	179,476
Comprehensive loss:
Net loss	-	-	(105,853)	-	-	(105,853)
Net change in unrealized gain on hedges, net of tax benefit of $2,910	-	-	-	(4,853)	-	(4,853)
Deferred pension liability, net of tax benefit of $6,557	-	-	-	(12,176)	-	(12,176)
Comprehensive loss	-	-	(105,853)	(17,029)	-	(122,882)
Stock-based compensation	-	162	-	-	-	162
Treasury stock, net	-	-	(617)	-	637	20
Balances, June 30, 2003	$ 280	$306,063	$(209,047)	$ (12,046)	$(28,474)	$ 56,776

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Consolidated Statements of Cash Flows
	Years Ended June 30
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(105,853)	$(121,196)	$ (95,249)
Reconciliation of net loss to net cash (used in)
provided by operating activities:
Net change in operating assets and liabilities	(9,684)	16,956	(14,096)
Impairment of long-lived assets	75,118	-	-
Loss on goodwill impairment	-	101,263	58,398
Depreciation, depletion and amortization	39,232	44,743	46,656
Change in deferred loss on hedging activities,
net of tax	(2,747)	4,780	(1,902)
Equity earnings in unconsolidated affiliates	(7,141)	(12,769)	(8,167)
Deferred income taxes	(34,186)	(1,040)	(31,089)
Refund of federal taxes pursuant to the Job Creation
and Workforce Assistance Act of 2002	14,878	26,446	-
Other	(4,515)	(5,483)	(2,755)

Net cash (used in) provided by operating activities	(34,898)	53,700	(48,204)

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,866)	(12,401)	(15,369)
Proceeds from sale of assets	3,383	8,043	16,788
Other	2,243	2,800	1,250

Net cash (used in) provided by investing activities	(9,240)	(1,558)	2,669

Cash flows from financing activities:
Debt proceeds	285,685	224,395	433,316
Debt payments	(237,434)	(286,345)	(377,390)
Cash dividends paid	-	-	(784)

Net cash provided by (used in) financing activities	48,251	(61,950)	55,142

Net increase (decrease) in cash and cash equivalents	4,113	(9,808)	9,607

Cash and cash equivalents - beginning of year	1,989	11,797	2,190

Cash and cash equivalents - end of year	$ 6,102	$ 1,989	$ 11,797

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

NOTE 1 - BANKRUPTCY PROCEEDINGS:

               On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries, Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Mississippi Chemical Company, L.P.; Mississippi Chemical Management Company; Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Triad Nitrogen, L.L.C.; and Melamine Chemicals, Inc. (collectively, the "Company" or the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"). The cases are being administered jointly in Joint Case Number 03-02984 WEE, (collectively the "Case"). The Company will continue to operate its businesses as debtors-in-possession, permitting the Company to operate its businesses, but not to engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Company's request for interim financing, and on October 2, 2003, the Court entered a Final Order approving the Company's debtor-in-possession financing with Harris Trust and Savings Bank and a syndicate of six other lenders (Note 8).

               The Company sought relief under Chapter 11 of the Bankruptcy Code because of a lack of liquidity. The combination of the depression in the agricultural sector, several waves of low priced imports, and the extreme increase in price level and price volatility of domestic natural gas, the Company's primary raw material, has resulted in substantial financial losses for the Company for the last five years.

               On June 6, 2003, the Court appointed the Official Committee of Unsecured Creditors to represent the interests of the unsecured creditors. This committee will monitor the Company's financial condition and restructuring activities. The Company is required to reimburse certain fees and expenses of the committee, including fees for attorneys and other professionals to the extent allowed by the Court.

               The Company, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts. The Company cannot currently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts.

               Pursuant to the provisions of the Bankruptcy Code, the Company is currently developing a plan of reorganization. The principal objective of the plan of reorganization will be to restructure the Company's obligations to creditors in a manner that will permit the Company to continue as a viable business organization. The Bankruptcy Code allows the Company the exclusive right to file a plan of reorganization during the first 120 days from the Petition Date, or such other time as the Court orders. In October 2003, the Court extended the Company's exclusivity period to file a plan of reorganization until December 11, 2003, or until such time the Court issues its final ruling. Although the Company expects to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed, how liabilities and equity interests will be treated in the plan, whether the plan will be approved by the various classes of creditors and equity holders, or whether it will be approved or confirmed by the Court. If the exclusivity period were to be terminated, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization. The Company's plan of reorganization could substantially change the amounts and characterization of liabilities disclosed in the accompanying consolidated financial statements.

NOTE 1 - BANKRUPTCY PROCEEDINGS (Continued):

               The ability of the Company to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with debt covenants under the debtor-in-possession credit facility, the ability to sustain cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees. No assurance can be given that the Company will be successful in reorganizing its affairs through the Case or will successfully emerge from the bankruptcy proceedings. Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and implemented, the accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Financial Statements

     As a result of the May 15, 2003 filing of petitions under Chapter 11 of the Bankruptcy Code, the Company's consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and accounting principles generally accepted in the United States of America applicable to a going concern which, unless otherwise noted, assumes the realization of assets and the payment of liabilities in the ordinary course of business. See Note 2, "Summary of Significant Accounting Policies - Bankruptcy Proceedings" for additional information regarding SOP 90-7.

               Given the uncertainties inherent in Chapter 11 bankruptcy proceedings, language expressing substantial doubt about the ability of the Company to continue as a going concern appears in the independent auditors' report covering these consolidated financial statements. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All material intercompany transactions and balances have been eliminated (see Note 1).

               The Company produces and supplies a full product line of chemicals, including nitrogen, phosphate and potash, which are used primarily as fertilizers and for a broad range of industrial applications. The Company's principal nitrogen products include ammonia, fertilizer-grade ammonium nitrate, urea/ammonium nitrate ("UAN") solutions and nitric acid. The Company currently produces nitrogen products at its production facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana, and produces ammonia at its 50-50 joint venture in The Republic of Trinidad and Tobago. The Company distributes its nitrogen products to agricultural and industrial users primarily in the southern region of the United States. The Company produces diammonium phosphate ("DAP") at its facility in Pascagoula, Mississippi, and exports approximately half of its production through the Phosphate Chemicals Export Association, Inc. ("PhosChem"). The Company's mines and related facilities near Carlsbad, New Mexico, produce the Company's potash products. The majority of the Company's agricultural potash sales are in domestic markets in the southern and western regions of the United States. In addition, the Company produces several grades of potash that are purchased as a raw material by industrial users.

               During fiscal 2003, the Company purchased a melamine crystal production facility. The production of melamine did not begin until late June and, therefore, did not contribute to the Company's operations during fiscal 2003. This will become a new operating segment for the Company in fiscal 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cash and Cash Equivalents

               The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

               Inventories are stated at the lower of cost or market. Cost has been determined under a moving average cost method.

Investments in Affiliates

               The Company's investments in affiliates primarily consist of an investment in a 50-50 ammonia production joint venture, Point Lisas Nitrogen Limited ("Point Lisas Nitrogen"), formerly Farmland MissChem Limited, with Koch Nitrogen Company (Note 4). The Company has a separate 50-50 joint venture with Koch Nitrogen Company that is responsible for the transportation of the ammonia produced at Point Lisas Nitrogen. In addition, the Company also has a 50% interest in an ammonia storage terminal in Pasadena, Texas.

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

                                            Buildings                                   1-45 years
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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

 Impairment of Long-Lived Assets

               In 2003, as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company uses the undiscounted cash flow approach to assess the recoverability of long-lived assets related to its nitrogen, phosphate and potash operations. This evaluation is made whenever events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable. Estimated cash flows are determined by disaggregating the Company's business segments to the lowest organizational level for which meaningful and identifiable cash flows can be determined. An asset is considered impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value. In those instances, the amount impaired is recorded as a component of the Company's results of operations (see Note 7).

              In 2002 and 2001, as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed of," the Company used the undiscounted cash flow approach to assess the recoverability of long-lived assets related to its nitrogen, phosphate and potash operations. This evaluation was made whenever events or changes in circumstances indicated the carrying amount of long-lived assets may not be recoverable. Estimated cash flows were determined by disaggregating the Company's business segments to the lowest organizational level for which meaningful identifiable cash flows could be determined. An asset was considered impaired if the sum of the expected undiscounted future cash flows was less than the carrying amount of the asset. The impairment of an asset was measured by the amount the carrying value of the asset exceeded its fair value. In those instances, the amount impaired was recorded as a component of the Company's results of operations.

Asset Retirement Obligations

               The Company recognizes its obligations to retire certain tangible long-lived assets over the estimated useful lives of those related assets in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." The amounts recorded are a component of operating expenses in the Company's consolidated statements of operations (see Note 9).

Revenue Recognition

               Revenue is recognized by the Company upon the transfer of title to the customer, which is generally at the time product is shipped.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Hedging Activities

               The Company enters into derivative transactions to protect future production costs against price fluctuations of natural gas, which is the primary raw material in nitrogen production. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative financial instruments related to the price of natural gas. Gains and losses on the derivative transactions that are designated and effective as hedges are deferred and, at the time the related inventory is sold, are recognized as an increase or decrease in the purchase cost of the related natural gas. The Company accounts for its hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The fair value of these instruments is recorded on the consolidated balance sheets as an asset or liability as applicable, with a corresponding amount, tax effected, reflected as a component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." At certain times, the Company determines that its nitrogen production facilities are not economical because of the unfavorable relationship between nitrogen product prices and the price of natural gas. When this occurs, the quantity of natural gas the Company purchases may be less than the quantity hedged, and therefore, the Company undesignates the difference and recognizes the ineffective portion immediately in its consolidated statements of operations. Due to certain matters relating to the Case, the Company was unable to hedge natural gas from May 16, 2003 through September 28, 2003. Under the Interim Order approving hedging activities, the Company may only hedge natural gas for the months of November and December 2003, and is subject to certain volume restrictions. The Company intends to seek further Court approval to conduct hedging activities.

Fair Value of Financial Instruments

               SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statements of financial position, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the value of a financial instrument. The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value of these financial instruments at June 30, 2003 and 2002 due to their short-term nature. The carrying amount of the Company's revolving credit facilities carried variable interest rates and, therefore, the carrying amounts approximate fair value. The estimated fair value of the Company's long-term debt is determined using applicable trading price information and effective yield information on similar debt instruments as quoted by independent sources (see Note 8).

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Bankruptcy Proceedings

               As a result of filing petitions under Chapter 11 of the Bankruptcy Code, the Company's consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." SOP 90-7 does not change the application of accounting principles generally accepted in the United States of America in the preparation of financial statements. However, it does require that the financial statements for the periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

               SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheets as liabilities subject to compromise, and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the Company be reported separately as reorganization expense in the consolidated statement of operations. As a result of the reorganization proceedings under Chapter 11, the Company may be required to take actions which may cause assets to be realized or liabilities to be liquidated, for amounts other than those reflected in the consolidated financial statements.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements

               In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantors of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted and applied the provisions of this interpretation, resulting in no material effect, in its consolidated financial statements at June 30, 2003.

               In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investors do not have a majority voting interest and/or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support from other parties. The Company is required to adopt and apply the provisions of this interpretation during its first quarter of fiscal 2004. The Company does not anticipate the adoption to have a material effect on its consolidated financial statements.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging." This amendment clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financial component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company is required to adopt and apply the provisions of this statement on July 1, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its consolidated financial statements.

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that any financial instrument that is within the scope of this statement be classified as a liability. The Company is required to adopt and apply the provisions of this statement to financial instruments entered into or modified after May 31, 2003, and otherwise this statement is effective on July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated financial statements.

NOTE 3 - INVENTORIES:

               Inventories consisted of the following:

	June 30
	2003	2002
	(Dollars in thousands)
Finished products	$29,121	$25,865
Raw materials and supplies	6,415	6,120
Replacement parts	30,750	34,761
	$66,286	$66,746

NOTE 4 - INVESTMENT IN POINT LISAS NITROGEN LIMITED:

               The Company's 50-50 joint venture, Point Lisas Nitrogen, formerly known as Farmland MissChem Limited, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. The plant was placed in service in late July 1998. The Company has a contractual obligation to purchase one-half of the ammonia, approximately 350,000 short tons per year, produced by Point Lisas Nitrogen. The Company uses its portion of the production from the joint venture as a raw material for upgrading into finished fertilizer products at its existing facilities and for sales into domestic markets. The Company is accounting for its investment in Point Lisas Nitrogen using the equity method. These equity earnings are reflected in the Company's consolidated statements of operations as a reduction in cost of products sold. At June 30, 2003, the Company's investment in Point Lisas Nitrogen was $104,355,000 and included $5,441,000 of capitalized interest. At June 30, 2002, the Company's investment in Point Lisas Nitrogen was $99,114,000 and included $5,802,000 of capitalized interest. Capitalized interest is being amortized over a 20-year period and represents a basis difference in the Company's investment reflected in its consolidated financial statements and its 50% equity reflected in Point Lisas Nitrogen's financial statements.

               Point Lisas Nitrogen's loan with Export-Import Bank of the United States ("Ex-Im Bank") is a non-recourse loan and is not guaranteed by the joint venture partners. In the event of default, Ex-Im Bank may demand immediate payment of all or any portion of the principal amount of its loan with Point Lisas Nitrogen. On May 31, 2002, the Company's former joint venturer at Point Lisas Nitrogen, Farmland Industries, Inc. "(FII"), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri. This filing and FII's default under its offtake agreement with Point Lisas Nitrogen were events of default under Point Lisas Nitrogen's loan agreement with Ex-Im Bank. Accordingly, Ex-Im Bank could have demanded immediate payment of all or any portion of the principal amount of its loan with Point Lisas Nitrogen. Because of this default, at June 30, 2002, the total loan obligation to Ex-Im Bank was reclassified as a current liability on Point Lisas Nitrogen's balance sheet. FII continued to purchase and pay for ammonia shipped under the offtake agreement after its bankruptcy filing. In May 2003, FII cured its default under its offtake agreement with Point Lisas Nitrogen in the amount of approximately $5,000,000 and sold its interest in Point Lisas Nitrogen to Koch Nitrogen Company ("Koch").

               As a result of the Company's filing bankruptcy, it is in default under its ammonia offtake agreement with Point Lisas Nitrogen. The bankruptcy filing also resulted in a default on Point Lisas Nitrogen's loan with Ex-Im Bank. Because of this default, the total loan obligation to Ex-Im Bank continues to be classified as a current liability on Point Lisas Nitrogen's balance sheet. At June 30, 2003, the Company was in arrears to Point Lisas Nitrogen under the ammonia offtake agreement in the amount of $2,622,000. As a consequence, the Company has been paying market prices for ammonia since the

NOTE 4 - INVESTMENT IN POINT LISAS NITROGEN LIMITED Continued):

Petition Date through September 30, 2003, and has not been able to recover amounts paid in previous years that were in excess of prevailing market prices. As a result of entering into the Stalking Horse Agreement (as defined below), and upon satisfaction of other conditions, Koch and Ex-Im Bank have agreed to permit the Company to recover amounts paid in previous years that were in excess of prevailing market prices on purchases after October 1, 2003. As of the date of this filing, Ex-Im Bank has not demanded immediate payment of the debt. Point Lisas Nitrogen is continuing to repay the loan obligation with Ex-Im Bank based on the original repayment schedule.

               Point Lisas Nitrogen's financial position as of June 30, 2003 and 2002, and its results of operations for the fiscal years ended June 30, 2003, 2002 and 2001, are summarized below:

               Summarized Balance Sheet Information:

	June 30
	2003	2002
	(Dollars in thousands)
Current assets	$ 68,639	$ 67,620
Non-current assets	259,118	268,778
Current liabilities	129,930	149,773
Non-current liabilities	-	-
Stockholders' equity	197,827	186,625

               Summarized Statement of Operations Information:

	Years Ended June 30
	2003	2002	2001
	(Dollars in thousands)

Revenues	$ 74,451	$ 77,941	$ 76,027
Operating income	15,740	29,964	20,360
Income from continuing operations before cumulative effect of change in accounting principle	11,202	23,972	13,248
Net income	11,202	23,972	14,462

               During fiscal 2001, Point Lisas Nitrogen changed its accounting policy relating to future major maintenance expenditures on its plant. In the past, these expenditures were accrued, but will now be expensed as incurred.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

               Property, plant and equipment consisted of the following:

	June 30
	2003	2002
	(Dollars in thousands)
Mineral properties	$ 42,712	$ 42,712
Land and land improvements	27,226	23,542
Buildings	47,549	50,929
Machinery and equipment	574,850	719,793
Construction in progress	3,582	3,821
	695,919	840,797
Less accumulated depreciation, depletion and amortization	(406,557)	(459,823)
	$ 289,362	$ 380,974

NOTE 6 - PURCHASE OF MELAMINE CHEMICALS, INC.:

               During fiscal 2003, the Company purchased all of the common stock of Melamine Chemicals, Inc. ("MCI"), that owns a melamine crystal production facility located within the Company's Donaldsonville, Louisiana, complex. The terms of the transaction were not material. Melamine crystal is a raw material for manufacturers in the construction/remodeling and automotive industries. MCI owns two production units with the combined capacity to produce approximately 115 million pounds of melamine a year. The Company intends to initially operate only one facility that will produce approximately 80 million pounds of melamine a year. Prior to the acquisition, MCI's facility had been idled since January 2002 when MCI's former owner announced its intention to sell MCI. The production of melamine did not begin until late June and, therefore, did not contribute to the Company's operations during fiscal 2003. This will become a new operating segment for the Company in fiscal 2004.

NOTE 7 - IMPAIRMENT OF LONG-LIVED ASSETS:

               On December 19, 2002, the Company announced plans to close its prilled urea facility located in Donaldsonville, Louisiana, and on February 26, 2003, announced plans to close its No. 2 anhydrous ammonia plant, also located in Donaldsonville, Louisiana (the "No. 2 AA Plant"). Both closures were due to continued negative operating results from unfavorable natural gas prices and market conditions. While the Company continued to evaluate alternative uses for these assets, it concluded, at that time, that the long-lived assets associated with the prilling section of the urea plant and the assets associated with the No. 2 AA Plant would be idled indefinitely. These assets were determined to be impaired assets that would not contribute substantially to its ongoing operations. The book value of the impaired prilled urea assets was approximately $12,206,000 as of December 31, 2002. This amount has been written off and recorded as a component of operating expenses. Approximately 40 employees were terminated as a result of this shutdown. The long-lived assets associated with the No. 2 AA Plant had a book value of approximately $68,000,000 as of February 28, 2003. This amount has been written down to an estimated salvage value and the impairment of $58,683,000 has been recorded as a component of operating expenses. Production from the No. 2 AA Plant has been down since early January 2003. Approximately 24 employees were terminated as a result of this change in production. At June 30, 2003, the Company had accrued severance costs of $468,000 resulting from the termination of employees related to the shutdown of the prilled urea assets and the No. 2 AA plant. These amounts are reflected as a component of liabilities subject to compromise on the Company's consolidated balance sheet and were accrued in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

NOTE 7 - IMPAIRMENT OF LONG-LIVED ASSETS (Continued):

              At June 30, 2003, the Company evaluated its long-lived assets for impairment. Based upon this evaluation, an additional impairment charge totaling $4,229,000 was made related to our remaining ammonia assets located in Donaldsonville, Louisiana.

NOTE 8 - CREDIT AGREEMENTS AND LONG-TERM DEBT:

               The DIP Credit Facility

               On May 16, 2003, the Court entered an Interim Order approving the Company's request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "DIP Lenders") to provide up to $37,500,000 in financing (the "Interim Credit Facility"). The DIP Lenders are also lenders under the Pre-Petition Harris Facility (the "Pre-Petition Lenders"). On August 13, 2003, the Court denied the Company's request for a Final Order with regard to the Interim Credit Facility, but granted it authority to use its cash collateral (i.e., cash and receivables) for ordinary course operations through October 3, 2003. On October 2, 2003, the Court approved certain amendments to the Interim Credit Facility to permit borrowings up to $32,500,000 (the "DIP Credit Facility"). The DIP Credit Facility is a revolving credit that terminates upon the earlier to occur of (a) June 30, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the DIP Lenders terminate the DIP Credit Facility in connection with an event of default thereunder. Mississippi Chemical Corporation is the borrower under the DIP Credit Facility and its subsidiaries who are Debtors are guarantors.

               Maximum Borrowings. The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $32,500,000, or (b) a borrowing base equal to the sum of (i) 85% of the eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) a scheduled excess collateral availability requirement, minus (iv) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventory in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) an amount equal to six months' rent for all leased facilities where inventory is kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The DIP Commitments are subject to certain mandatory reductions described below.

               Rates and Fees. The loans under the DIP Credit Facility bear interest at rates equal to the prime commercial rate from time to time in effect plus 4%. Upon entry of the Interim Order, the Company paid a facility fee of $375,000 to the DIP Lenders and an administrative fee of $75,000 (of this amount, $60,000 was refunded to the Company subsequent to June 30, 2003) to Harris Trust and Savings Bank, as "DIP Agent." Upon entry of the Final Order, the Company paid an additional facility fee of $375,000 to the DIP Lenders and an additional administrative fee of $75,000 to the DIP Agent. The DIP Credit Facility also has a commitment fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

NOTE 8 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued):

              Collateral Security and Guarantees. Pursuant to the Final Order, the DIP Lenders have been granted superpriority claim status in the Case that is collateralized by first liens on substantially all of our assets and the assets of the other subsidiaries included in the Case (including all of the proceeds of inventory and accounts receivable and cash collateral). Our use of proceeds of inventory and accounts receivable and all cash collateral generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility. All of our subsidiaries that are included in the Case have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the Pre-Petition Lenders have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Lenders and certain liens permitted under the DIP Credit Facility.

               Covenants. The DIP Credit Facility (a) restricts the Company's ability to incur debt, (b) requires us to generate certain minimum levels of EBITDA for so long as the amount of obligations under the Pre-Petition Harris Facility exceed $67,500,000, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions outside the ordinary course of business, (e) permits the voluntary prepayment of loans under the DIP Credit Facility without penalty, (f) requires that the obligations under the Pre-Petition Harris Facility be reduced according to a schedule, and (g) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities.

               Asset Dispositions. Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1,000,000 shall be applied to the Pre-Petition Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility are otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds shall be applied to the Pre-Petition Credit Facility. In the event of a disposition of the Company's interest in Point Lisas Nitrogen, all net cash proceeds must be applied to the Pre-Petition Facility.

               Standstill Agreement.  As of the Petition Date, the Company had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other commercial banks totaling $158,352,000 (the "Pre-Petition Harris Facility"). The Pre-Petition Harris Facility bears interest at rates related to the Prime Rate, the London Interbank Offered Rate or Federal Funds Rate. Our weighted average interest rate was 9.65% at June 30, 2003. The Company had borrowings outstanding in the amount of $158,423,000 and letters of credit outstanding at June 30, 2003, in the amount of $790,000. The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, the Company can no longer borrow under the Facility. In connection with entering into the DIP Credit Facility, we entered into an agreement with the Pre-Petition Lenders pursuant to which such lenders agreed not to take any action to enforce their rights under the MCHI guaranty (see Note 21) of our obligations under the Pre-Petition Harris Facility. Upon the termination of the DIP Credit Facility or under certain defaults, the Pre-Petition Lenders may enforce the MCHI guaranty. In the event that MCHI receives proceeds from a refinancing or a disposition event with respect to Point Lisas Nitrogen, MCHI has agreed to apply such proceeds to the Pre-Petition Harris Facility.

NOTE 8 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued):

               On November 25, 1997, the Company issued $200,000,000 of 7.25% Senior Notes due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission. Semi-annual interest payments of approximately $7,250,000 are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Pre-Petition Harris Facility. As a result of the Company's filing bankruptcy, the Company did not make the semi-annual interest payment due on May 15, 2003, and was in default under the Senior Notes. At June 30, 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on the Company's consolidated balance sheet (Note 10).

               In August 1997, the Company issued $14,500,000 in industrial revenue bonds, a portion of which was tax-exempt, to finance the development of a new phosphogypsum disposal facility at its Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, the Company issued $14,500,000 in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs mature on March 1, 2022, and carry a 5.80% fixed rate of interest. The 1998 IRBs may be redeemed at the Company's option at a premium from March 1, 2008 to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by the Company. The bankruptcy filing was an event of default under the industrial revenue bonds. At June 30, 2003, the industrial revenue bonds are reflected as a component of liabilities subject to compromise on the Company's consolidated balance sheet (Note 10).

               Long-term debt consisted of the following:

	June 30,
	2003	2002
(Dollars in thousands)
Revolving credit facility (9.65% in 2003 and 5.34% in 2002)	$ 158,423	$ 110,172
Senior Notes, net of unamortized discount of $239 and $285 (7.25%)	199,761	199,715
Industrial revenue bonds (5.80%)	14,500	14,500
	372,684	324,387
Long-term debt due within one year	(158,423)	(110,172)
Liabilities subject to compromise (Senior Notes and 1998 IRBs)	(214,261)	-
	$ -	$ 214,215

               The estimated fair value of the Company's Senior Notes and 1998 IRBs at June 30, 2003, was $34,345,000. The estimated fair value of the Company's long-term debt at June 30, 2002 was $95,878,000. The estimated fair value for the Company's Senior Notes was computed using estimated trading price information from an independent market-maker for our Senior Notes. The estimated fair value for the 1998 IRBs was computed using the effective yield on state and local bonds as quoted by the Federal Reserve. The Company's revolving credit facilities carried variable interest rates and, therefore, the carrying amounts approximated fair value.

NOTE 9 - ACCRUED AND OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:

               Accrued liabilities consisted of the following:

	June 30
	2003	2002
	(Dollars in thousands)
Accrued vacation	$ -	$ 4,708
Accrued interest	-	2,449
Accrued taxes	907	2,560
Accrual for asset retirement costs	2,800	-
Other	926	1,412
	$ 4,633	$11,129

               At June 30, 2003, liabilities subject to compromise included $4,114,000 in accrued vacation and $8,068,000 in accrued interest.

               Other long-term liabilities and deferred credits consisted of the following:

	June 30
	2003	2002
	(Dollars in thousands)
Accrual for asset retirement costs	$ 8,492	$11,139
Deferred pension liability	26,766	-
Other	1,614	1,401
	$36,872	$12,540

               At June 30, 2003, other long-term liabilities and deferred credits of $12,530,000 have been included in liabilities subject to compromise.

               Effective July 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. As of June 30, 2003, estimated asset retirement costs of approximately $2,043,000 have been recorded as a component of other long-term liabilities and $2,800,000 have been recorded as accrued liabilities to close the Company's West phosphogypsum disposal facility at its Pascagoula, Mississippi, phosphate plant. The Company discontinued the use of the West facility during the second quarter of fiscal 2003 and is currently in the process of closing it. The East Facility was completed in 1998 and was placed into operation during the fourth quarter of fiscal 2002. During fiscal 2003, the Company recorded an asset and a liability as the estimated asset retirement obligation for the East Facility. The asset recorded will be depreciated over its estimated useful life. The liability will be accreted based on the effective interest method and the useful life of the facility. As of June 30, 2003, the Company had recorded approximately $4,009,000 related to this obligation and included it in other long-term liabilities on the Company's consolidated balance sheet.

NOTE 9 - ACCRUED AND OTHER LONG-TERM LIABILITIES AND DEFERRED
                 CREDITS (Continued):

              As of June 30, 2003, estimated asset retirement costs of approximately $2,440,000 have been accrued to close the Company's potash mining facilities. Of this amount, approximately $2,290,000 is attributable to its Eddy Potash, Inc. ("Eddy") facility that was idled in 1997. The Company estimates that Eddy asset retirement costs have been fully accrued. The Company's remaining potash facilities have estimated useful lives spanning several decades. Current estimates of asset retirement costs for these facilities are not material to the Company's current operations. The Company will continue to evaluate its estimates and make adjustments accordingly. The Company's closure plans for its potash facilities have been approved by the U.S. Department of the Interior-Bureau of Land Management ("BLM"). However, the Company is still negotiating a financial assurance mechanism with the BLM.

               As required by SFAS No. 143, the Company will make periodic assessments as to the reasonableness of its asset retirement cost estimates and revise those estimates accordingly. The respective asset and liability balance will be adjusted on the Company's consolidated balance sheet, which will correspondingly increase or decrease the amounts expensed in future periods.

               Other long-term liabilities also include a deferred pension liability of $26,766,000 resulting from the pension plan asset value's dropping below the accumulated benefit obligation. This was caused by a large drop in pension asset value due to lowered investment returns and the use of a lower discount rate.

NOTE 10 - LIABILITIES SUBJECT TO COMPROMISE:

               As a result of the Company's Chapter 11 filing, substantially all unsecured pre-petition indebtedness of the Company is subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. These claims are reflected in the June 30, 2003 consolidated balance sheet as liabilities subject to compromise. Pre-petition claims secured by the Company's assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under the Company's pre-petition revolving credit facility) are secured by substantially all of the Company's accounts receivable, inventories, and property, plant and equipment. These secured claims are reflected as long-term debt due within one year on the Company's 2003 consolidated balance sheet. Although pre-petition claims are generally stayed as part of the first day orders and subsequent motions granted by the Court, the Court approved the Company's motions to pay certain pre-petition obligations essential for the ongoing operation of the Company's business. The Company has been paying and intends to continue to pay all undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

               As of June 30, 2003, the Company had Liabilities Subject to Compromise of approximately $249,132,000, which included the following:

(Dollars in thousands)
Senior Notes, net of unamortized discount	$ 199,761
Industrial revenue bonds	14,500
Accounts payable - trade	10,159
Other liabilities	24,712
$ 249,132

NOTE 10 - LIABILITIES SUBJECT TO COMPROMISE (Continued):

               At June 30, 2003, the Company had pre-petition contingent liabilities for letters of credit of $790,000.

               Below are condensed consolidated financial statements for the Company.

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2003

	Mississippi Chemical Corporation and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets	$ 136,942	$ 1	$ (29)	$ 136,914
Investments and long-term assets	121,786	97,507	(97,479)	121,814
Property, plant and equipment, net	289,362	-	-	289,362
	$ 548,090	$ 97,508	$ (97,508)	$ 548,090
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$ 178,792	$ 29	$ (29)	$ 178,792
Other long-term liabilities and deferred credits	63,390	97,479	(97,479)	63,390
Liabilities subject to compromise	249,132	-	-	249,132
Shareholders' equity	56,776	-	-	56,776
	$ 548,090	$ 97,508	$(97,508)	$ 548,090

NOTE 10 - LIABILITIES SUBJECT TO COMPROMISE (Continued):

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended June 30, 2003

	Mississippi Chemical Corporation and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Total revenues	$ 446,368	$ -	$ -	$ 446,368
Cost of products sold	432,357	(5,601)	5,580	432,336
Selling, general and administrative	31,885	21	-	31,906
Impairment of long-lived assets	75,118	-	-	75,118
Other	17,093	-	-	17,093
	556,453	(5,580)	5,580	556,453
Operating loss	(110,085)	(5,580)	5,580	(110,085)
Other expense	(24,070)	-	-	(24,070)
Loss before income taxes and reorganization expense	(134,155)	-	-	(134,155)
Reorganization expense	3,455	-	-	3,455
Loss before income taxes	(137,610)	(5,580)	5,580	(137,610)
Income tax benefit	(31,757)	-	-	(31,757)
Net loss	$ (105,853)	$ (5,580)	$ 5,580	$(105,853)

NOTE 10 - LIABILITIES SUBJECT TO COMPROMISE (Continued):

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended June 30, 2003

	Mississippi Chemical Corporation and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$ (105,853)	$ (5,580)	$ 5,580	$ (105,853)
Reconciliation of net loss to net cash used in operating activities:
Net change in operating assets and liabilities	(9,663)	(21)	-	(9,684)
Net change in other assets and liabilities	(33,732)	5,601	(5,580)	(33,711)
Non-cash items, net	114,350	-	-	114,350
Net cash used in operating activities	(34,898)	-	-	(34,898)
Net cash used in investing activities	(9,240)	-	-	(9,240)
Net cash provided by financing activities	48,251	-	-	48,251
Net increase in cash and cash equivalents	4,113	-	-	4,113
Cash and cash equivalents - beginning of year	1,988	1	-	1,989
Cash and cash equivalents - end of year	$ 6,101	$ 1	$ - _	$ 6,102

NOTE 11 - SHAREHOLDERS' EQUITY:

               At June 30, 2003, the Company had 100,000,000 authorized shares of common stock at a par value of $.01.

               Common stock issued and outstanding, net of treasury shares, consisted of the following:

Common Stock
(Shares in thousands)
Shares outstanding, June 30, 2000 and 2001	26,132
Shares issued from Treasury	35
Shares outstanding, June 30, 2002	26,167
Shares issued from Treasury	45
Shares outstanding, June 30, 2003	26,212

NOTE 11 - SHAREHOLDERS' EQUITY (Continued):

               The Company's Articles of Incorporation authorize the Board of Directors, at its discretion, to issue up to 500,000 shares of Preferred Stock, par value $.01 per share. The stock is issuable in classes or series that may vary as to certain rights and preferences. As of June 30, 2003, no such shares were outstanding.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS:

               Comprehensive loss is the total of net loss and all other non-owner changes in equity. The components of comprehensive loss that relate to the Company are net loss, unrealized gains or losses on natural gas derivative transactions, and pension liability adjustments. As permitted under the provisions of SFAS No. 130, "Reporting Comprehensive Income," these are presented in the Consolidated Statements of Shareholders' Equity. Derivative transactions may consist of futures contracts, options, swaps, or similar derivative financial instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive loss during the years ended June 30, 2003, 2002 and 2001 are included below:

	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive loss at June 30, 2000	$ -	$ -	$ -
Cumulative net unrealized gain on natural gas hedging activities	6,631	(2,482)	4,149
Net unrealized gain on natural gas hedging activities arising during year	9,823	(3,689)	6,134
Reclassification adjustment for net gains realized in net loss	(25,746)	9,655	(16,091)

Accumulated other comprehensive loss at June 30, 2001	(9,292)	3,484	(5,808)
Net unrealized gain on natural gas hedging activities arising during year	2,014	(755)	1,259
Reclassification adjustment for net losses realized in net loss	15,251	(5,719)	9,532

Accumulated other comprehensive loss at June 30, 2002	7,973	(2,990)	4,983
Net unrealized gain on natural gas hedging activities arising during year	9,647	(3,749)	5,898
Reclassification adjustment for net gains realized in net loss	(17,410)	6,659	(10,751)
Pension liability adjustment (Note 9 and Note 22)	(18,733)	6,557	(12,176)

Accumulated other comprehensive loss at June 30, 2003	$(18,523)	$ 6,477	$(12,046)

NOTE 13 - STOCK OPTIONS:

               The Company maintains a stock option plan for non-employee directors of the Company which has been approved by the Company's shareholders. Prior to May 14, 2003, the Company maintained a stock incentive plan for certain officers and key employees. On May 14, 2003, the Board of Directors voted to terminate this plan, except with respect to grants already issued. Under both plans, options have been granted to purchase common stock of the Company at a price not less than the "fair market value" (average closing price on the New York Stock Exchange for the twenty days immediately preceding the date of grant) on the date of grant. (The Over the Counter Bulletin Board was substituted for the New York Stock Exchange after the Company's stock was delisted from the New York Stock Exchange and began trading through the Over the Counter Bulletin Board.) Stock options for officers and key employees were exercisable six months from the date of grant. Stock options for non-employee directors become exercisable in installments beginning one year after the date of grant and become fully exercisable six years after the date of grant. All options expire 10 years from the date of grant. At June 30, 2003, exercisable options were 2,263,610, with a weighted average exercise price of $10.12. At June 30, 2002 and 2001, exercisable options were 1,965,185 and 1,513,185, respectively. There were 1,466,099 shares available for option plan grants at June 30, 2003. The summary of stock option activity is shown below:

	Options Outstanding	Weighted Average Exercise Price

June 30, 2000	1,398,214	$16.50
Stock options granted	247,000	$ 4.00
Stock options expired	(47,129)	$20.13

June 30, 2001	1,598,085	$14.46
Stock options granted	464,500	$ 3.52
Stock options expired	(21,000)	$21.40

June 30, 2002	2,041,585	$11.90
Stock options granted	447,500	$ 1.33
Stock options expired	(167,275)	$10.43

June 30, 2003	2,321,810	$10.50

               The following table summarizes information about stock options outstanding at June 30, 2003:

		Total Options Outstanding		Exercisable Options Outstanding
Exercise Price Range	Weighted Average Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

$ 1.33 - $ 9.87	7.6 Years	1,482,800	$ 4.68	1,408,200	$ 4.73
$15.00 - $16.44	3.4	342,835	$15.75	336,435	$15.74
$18.22 - $21.00	3.7	335,846	$20.56	335,846	$20.56
$23.96	2.4	160,329	$23.96	160,329	$23.96

NOTE 13 - STOCK OPTIONS (Continued):

               During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires companies to estimate the fair value of stock options on the date of grant. Under SFAS No. 123, the Company is required to record the estimated fair value of stock options issued as compensation expense in its consolidated statements of income over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying notes to its consolidated financial statements. The determination of fair value is required only for stock options issued beginning in fiscal 1996. The Company followed the accounting methodologies as prescribed by APB Opinion No. 25 through June 30, 2002. Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively to all new awards granted on or after July 1, 2002.

               The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 for 2002 and 2001 are as follows:

	June 30,
	2002	2001
	(Dollars in thousands, except per share data)

Net loss, as reported	$(121,196)	$(95,249)
Add: Stock-based compensation expense included in reported net loss, net of tax	-	-
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(345)	(273)

Pro forma net loss	$(121,541)	$(95,522)

Loss per share:
Basic - as reported	$ (4.64)	$ (3.64)
Basic - pro forma	$ (4.65)	$ (3.66)

Diluted - as reported	$ (4.64)	$ (3.64)
Diluted - pro forma	$ (4.65)	$ (3.66)

               In adopting SFAS No. 123, the Company utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

	2003	2002	2001
Expected option lives	6 years	6 years	6 years
Risk-free interest rates	3.03%	4.52%	5.28%
Expected dividend yield	-	-	-
Expected volatility	33%	33%	33%

NOTE 13 - STOCK OPTIONS (Continued):

               Based on the results of the model, the fair values of the stock options issued on the date of grant are as follows:

Fiscal Years	Number Issued	Weighted Average Grant Date Fair Value Per Option
2003	447,500	$0.35
2002	464,500	$1.19
2001	247,000	$1.17

NOTE 14 - REORGANIZATION EXPENSE:

               Costs directly related to the Company's reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in the consolidated statements of income. Reorganization expense for the year ended June 30, 2003, was approximately $3,455,000 which consisted of legal and professional fees.

NOTE 15 - LOSS PER SHARE:

               Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year, excluding the dilutive common share equivalents arising from stock options using the treasury stock method.

               The number of shares used in the Company's basic and diluted loss per share computations are as follows:

	Years Ended June 30
	2003	2002	2001
	(Shares in thousands)
Weighted average common shares outstanding, net of treasury shares, for basic loss per share	26,190	26,141	26,132
Common stock equivalents for employee stock options	-	-	-
Weighted average common shares outstanding for diluted loss per share	26,190	26,141	26,132

               Common stock equivalents outstanding at June 30, 2003, 2002 and 2001 were not included in the computation of diluted loss per share as a result of the Company incurring a net loss in each of the years, which renders these equivalents antidilutive.

NOTE 16 - SEGMENT INFORMATION:

               The Company's reportable operating segments are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. As of June 30, 2003, the Company had three reportable segments: Nitrogen, Phosphate and Potash. The Nitrogen segment produces ammonia, ammonium nitrate, urea melt, nitrogen solutions and nitric acid and distributes these products to fertilizer dealers and distributors, and industrial users. The Phosphate segment produces DAP that is marketed to agricultural users primarily in international markets through a separate export association (as described below in this Note). Approximately 52%, 63% and 66% of the Company's DAP sales were made in international markets during fiscal 2003, 2002 and 2001, respectively. The Potash segment mines and produces agricultural and industrial potash products that it sells to farms, fertilizer dealers, industries and distributors primarily for use in the Southern and Western regions of the United States and into export markets. During fiscal 2003, the Company purchased a melamine crystal production facility. The production of melamine did not begin until late June and, therefore, did not contribute to the Company's operations during fiscal 2003. This will be a separate reporting segment for the Company in fiscal 2004.

               The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales prices are primarily market-based. For fiscal 2003 and 2002, a portion of the purchase price on certain intercompany sales of anhydrous ammonia to the phosphate segment is subject to deferred payment until certain financial milestones are achieved. The Other caption includes corporate items and consolidating intercompany eliminations. The Company evaluates performance based on operating income of the respective business units.

               Segment information consisted of the following:

	2003
	Nitrogen	Phosphate	Potash	Other	Total
	(Dollars in thousands)
Net sales - external customers	$272,108	$102,738	$ 69,500	$ -	$444,346
Net sales - intersegment	23,197	17	-	(23,214)	-
Other revenues	2,022	-	-	-	2,022
Operating loss before impairment of long-lived assets	(17,982)	(11,752)	(4,667)	(566)	(34,967)
Impairment of long-lived assets	(75,118)	-	-	-	(75,118)
Operating loss after impairment of long-lived assets	(93,100)	(11,752)	(4,667)	(566)	(110,085)
Depreciation, depletion and amortization	20,969	5,511	7,193	5,559	39,232
Capital expenditures	6,975	3,113	4,288	490	14,866
Total assets	251,511	88,230	105,602	102,747	548,090
Equity in income of Point Lisas
Nitrogen	5,601	-	-	-	5,601

NOTE 16 - SEGMENT INFORMATION (Continued):
	2002
	Nitrogen	Phosphate	Potash	Other	Total
	(Dollars in thousands)
Net sales - external customers	$263,625	$110,192	$ 77,477	$ -	$451,294
Net sales - intersegment	21,728	66	-	(21,794)	-
Operating (loss) income before loss on goodwill impairment	(27,729)	2,854	(7,902)	798	(31,979)
Loss on goodwill impairment	(101,263)	-	-	-	(101,263)
Operating (loss) income after loss on goodwill impairment	(128,992)	2,854	(7,902)	798	(133,242)
Depreciation, depletion and amortization	27,080	5,652	7,448	4,563	44,743
Capital expenditures	4,966	4,626	2,628	181	12,401
Total assets	427,561	79,482	100,298	22,944	630,285
Equity in income of Point Lisas
Nitrogen	11,986	-	-	-	11,986

	2001
	Nitrogen	Phosphate	Potash	Other	Total
	(Dollars in thousands)
Net sales - external customers	$370,074	$ 96,022	$ 74,305	$ -	$540,401
Net sales - intersegment	29,277	62	-	(29,339)	-
Operating loss before loss on goodwill impairment	(28,018)	(17,436)	(2,876)	1,575	(46,755)
Loss on goodwill impairment	(58,398)	-	-	-	(58,398)
Operating loss after loss on goodwill impairment	(86,416)	(17,436)	(2,876)	1,575	(105,153)
Depreciation, depletion and amortization	30,672	5,611	6,648	3,725	46,656
Capital expenditures	7,880	2,387	4,894	208	15,369
Total assets	532,491	82,495	110,994	53,627	779,607
Equity in income of Point Lisas
Nitrogen	7,231	-	-	-	7,231

               The following summarizes geographic information about the Company's net sales:

	2003	2002	2001
	(Dollars in thousands)
United States	$430,260	$433,840	$528,029
Other	14,086	17,454	12,372
	$444,346	$451,294	$540,401

NOTE 16 - SEGMENT INFORMATION (Continued):

               The Company is a member of Phosphate Chemicals Export Association, Inc. ("PhosChem"), a Webb-Pomerene corporation. Since becoming a member, all of the Company's phosphate segment sales into export markets, primarily Asia, are made through PhosChem. During fiscal 2003, 2002 and 2001, sales to the Company's exclusive export distributor were $53,447,000, $69,540,000 and $63,167,000, respectively, and were recorded as domestic sales by the Company. The Company had no other customers that represented 10% or more of its revenues during fiscal 2003, 2002 or 2001.

               At June 30, 2003, 2002 and 2001, the Company had an investment in a 50-50 joint venture anhydrous ammonia plant located in The Republic of Trinidad and Tobago which amounted to $104,355,000, $99,114,000 and $87,489,000, respectively (Note 4). All other long-lived assets of the Company are located in the United States.

               A significant portion of the Company's trade receivables is due from entities that operate in the chemical fertilizer and farm supply industry. A continuation of the severe downturn in the agricultural economy could have an adverse impact on the collectibility of those receivables.

NOTE 17 - HEDGING ACTIVITIES:

               During fiscal 2003, natural gas hedging activities resulted in an average cost decrease of approximately $0.52 per MMBtu on volumes hedged of 33,450,000. During fiscal 2002, natural gas hedging activities resulted in an average cost increase of approximately $0.39 per MMBtu on volumes hedged of 39,400,000. During fiscal 2001, natural gas hedging activities resulted in an average cost decrease of approximately $0.73 per MMBtu on volumes hedged of 35,220,000. At June 30, 2003, the Company had no open natural gas derivative contracts. The Company had unrecognized gains of $210,000 on closed natural gas derivative contracts related to its hedging activities at June 30, 2003, that were recorded as a component of other comprehensive (loss) income in the Company's consolidated balance sheet. Due to certain matters related to the Case, the Company was unable to hedge natural gas from May 16, 2003, through September 28, 2003. Under the Interim Order approving hedging activities, the Company may only hedge natural gas for the months of November and December 2003, and is subject to certain volume restrictions. The Company intends to seek further Court approval to conduct hedging activities.

NOTE 18 - LOSS ON GOODWILL IMPAIRMENT:

               During fiscal 2002 and 2001, due to continued operating losses primarily caused by low product prices and increased natural gas costs, the Company assessed the recoverability of its tangible and intangible long-lived assets related to its nitrogen operations pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company projected the undiscounted future cash flows for these operations to test recoverability and determined that in certain cases they were less than the carrying amount, indicating impairment was likely. The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value. The Company's projections were based upon a third party appraisal of our long-lived assets and included additional third party and internally developed forecasts of future nitrogen prices and natural gas costs. The Company determined that it had a permanent impairment in the value of goodwill resulting from its December 1996 acquisition of the Donaldsonville, Louisiana, fertilizer operations of First Mississippi Corporation. Accordingly, the Company recorded a non-cash charge for impairment of $101,263,000 related to its goodwill during the fourth quarter of fiscal 2002. The Company made a similar non-cash

NOTE 18 - LOSS ON GOODWILL IMPAIRMENT (Continued):

charge of $58,398,000 during the fourth quarter of fiscal 2001. Estimates of such future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates. The Company has no goodwill recorded on its books as of June 30, 2003 or 2002.

NOTE 19 - INTEREST, NET:

               Interest, net consisted of the following:

	Years Ended June 30
	2003	2002	2001
	(Dollars in thousands)
Interest expense	$(29,250)	$(28,147)	$(29,418)
Interest capitalized	-	-	118
Interest income	116	261	601
	$(29,134)	$(27,886)	$(28,699)

               As a result of the Company's filing bankruptcy, it is no longer required to record interest expense related to its unsecured Senior Notes and its unsecured 1998 IRBs. As of June 30, 2003, additional interest expense of $1,851,000 and $105,000 would have been recorded for the Senior Notes and 1998 IRBs, respectively, if the Company had not filed bankruptcy.

NOTE 20 - SETTLEMENT OF LITIGATION:

               In December 2002, the Company received $3,581,000 in net proceeds from the conclusion of litigation related to a breach of contract claim involving performance guarantees for one of its anhydrous ammonia plants at its nitrogen facility in Donaldsonville, Louisiana.

               In January 2002, the Company settled the defamation action it filed against Terra International, Inc. in August 1995. The Company received $11,000,000 during 2002 related to this settlement that was recorded as a component of other income in its consolidated statement of operations. This settlement was with Zurich Specialties London, Ltd., which was Terra's liability carrier. This payment concluded this litigation.

               In April 2002, the Company received approximately $4,363,000 in net proceeds from the conclusion of litigation related to defective equipment purchased at its Yazoo City, Mississippi, nitrogen production facility. The problems arising from this equipment occurred during periods prior to fiscal 2002. This amount was recorded as a component of other income in its 2002 consolidated statement of operations.

NOTE 21 - INCOME TAXES:

               The following is a summary of the components of the benefit for income taxes allocated to continuing operations:

	Years Ended June 30
	2003	2002	2001
	(Dollars in thousands)
Current:
Federal	$ -	$ (14,715)	$ 241
State	123	(173)	(2,233)
	123	(14,888)	(1,992)

Deferred:
Federal	(43,268)	1,113	(22,705)
State	11,388	(4,143)	(4,928)
	(31,880)	(3,030)	(27,633)

	$ (31,757)	$ (17,918)	$ (29,625)

NOTE 21 - INCOME TAXES (Continued):

               The tax effect of the significant temporary differences and tax credit carryforwards at June 30 follows:

	2003		2002
	Current	Non-current	Current	Non-current
	(Dollars in thousands)
Employee benefit obligations	$ 2,035	$ 82	$ 2,281	$ 195
Reserve for bad debts	281	-	818	-
Employee post-retirement	466	298	117	380
Accrual for closure of gypsum disposal area	-	798	-	2,622
Inventories	700	334	727	-
Alternative minimum tax credits	-	663	-	734
Pension	-	704	-	406
Net operating loss carryforwards	-	48,250	-	29,112
Renewal community tax credits	-	1,133	-	-
Net deferred pension	-	6,557	-	-
Accrued expenses - subject to compromise	-	10,955	-	-
Reorganization costs	-	1,304	-	-
Other	-	3,293	441	1,426
Total deferred tax assets	3,482	74,371	4,384	34,875

Valuation allowance	(230)	(8,953)	-	(537)

Deferred tax assets, net of valuation allowance	3,252	65,418	4,384	34,338

Property, plant and equipment	-	(70,422)	-	(97,180)
Capitalized interest on equity investments	-	(2,026)	-	(2,172)
Unrealized gains on natural gas derivative
transactions	(81)	-	(2,990)	-
Deferred foreign income	-	(14,468)	-	-
Other	(59)	(5,020)	-	(1,791)
Deferred tax liabilities	(140)	(91,936)	(2,990)	(101,143)

Net deferred tax asset (liability)	$ 3,112	$(26,518)	$ 1,394	$ (66,805)

NOTE 21 - INCOME TAXES (Continued):

               A reconciliation of the statutory rate for income taxes and the effective tax rate for the years ended June 30 follows:

	2003		2002		2001
	Amount	% of Earnings Before Taxes	Amount	% of Earnings Before Taxes	Amount	% of Earnings Before Taxes
	(Dollars in thousands)
Income taxes computed at statutory rate	$(48,164)	(35.0)%	$(48,690)	(35.0)%	$(43,706)	(35.0)%
(Decrease) increase in taxes resulting from:
State taxes	(3,579)	(2.6)%	(3,342)	(2.4)%	(2,414)	(1.9)%
Valuation allowance	8,646	6.3%	537	0.4%	-	-
Non-deductible goodwill	-	-	36,024	25.9%	22,043	17.6%
Deferred foreign income	11,539	8.4%	(4,187)	(3.0)%	(2,531)	(2.0)%
Renewal Community
Credit	(1,133)	(0.8)%	-	-	-	-
Other, net	934	0.7%	1,740	1.2%	(3,017)	(2.4)%

	$(31,757)	(23.0)%	$(17,918)	(12.9)%	$(29,625)	(23.7)%

               The Company has federal and state loss carryforwards of approximately $94,683,000 and $309,941,000, respectively. The federal loss carryforwards expire between 2020 and 2023. The state loss carryforwards expire between 2004 and 2023. Valuation allowances of $9,183,000 represent certain state net deferred tax assets that may expire unutilized.

               Undistributed earnings of foreign subsidiaries and joint ventures aggregated $38,570,000 on June 30, 2003. As part of the Pre-Petition Harris Facility, our wholly owned subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"), provided a guarantee of the debt. MCHI indirectly owns the Company's 50% joint venture interest in Point Lisas Nitrogen, which operates an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to the Company of earnings from MCHI (and effectively our portion of the earnings from Point Lisas Nitrogen). No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. The Company has recorded non-current deferred tax liabilities on these earnings of approximately $14,468,000. While the guarantee remains in place, the Company expects to record U.S. tax expense on future earnings from MCHI and Point Lisas Nitrogen.

               The Community Renewal Tax Relief Act of 2000 authorized up to 40 renewal communities in which businesses are eligible for tax incentives. One of the tax incentives, the Federal Renewal Community Wage Credits ("RC") program, was established to revitalize the economies of select economically distressed communities. Specifically, the RC provides an indefinite federal income tax credit of 15% of the first $10,000 of an employee's annual wages. Tax credits are available January 1, 2002 through December 31, 2009. At June 30, 2003, the Company's renewal community tax credits totaled $1,133,000.

NOTE 21 - INCOME TAXES (Continued):

                Income taxes have been settled with the Internal Revenue Service ("IRS") for all years through June 30, 1999. A review of the June 30, 2000 fiscal tax year was done in connection with the most recently settled IRS audit. The Company is currently under evaluation to determine examination or acceptance without examination for the fiscal tax years ended June 30, 2001 and June 30, 2002.

NOTE 22 - RETIREMENT PLANS:

               The Company maintains a non-contributory defined benefit pension plan that provides benefits to all eligible full-time employees. Under the plan, retirement benefits are primarily a function of both the employee's average annual compensation and number of years of credited service. The plan is funded annually by the Company, subject to the Internal Revenue Code funding limitation. The plan's assets consist primarily of cash, equity investments and fixed income securities.

               During fiscal 2003, the Company froze retirement benefits effective April 30, 2003. Any participant who was an active employee on the freeze date was automatically 100% vested regardless of years of service. The Company continues to make contributions to the plan as required by law. As a result of this freeze, the following adjustment was made:

Accrued pension cost	$(26,550)
Intangible asset	7,817
Deferred income taxes	6,557
Other comprehensive loss	$(12,176)

               Prior to June 2001, the Company maintained a supplemental benefit pension plan for certain eligible full-time employees. In June 2001, this plan was terminated. All assets were liquidated and distributed to participants of the plan. The Company paid approximately $641,000 in exit costs.

 NOTE 22 - RETIREMENT PLANS (Continued):

              The following tables, prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," set forth pension benefit obligations and plan assets for the Company's defined benefit pension plan, based on an April 1 measurement date, as of June 30:

	2003	2002
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$108,668	$103,068
Service cost	3,278	3,129
Interest cost	7,656	7,482
Plan amendments	3,074	-
Actuarial loss	13,557	1,234
Benefit payments	(7,984)	(6,245)
Curtailments, settlements, acquisitions	(14,348)	-
Benefit obligation at end of year	113,901	108,668

Change in plan assets:
Fair value of plan assets at beginning of year	105,078	105,453
Actual (loss) gain on plan assets	(10,734)	3,621
Employer contributions	1,260	2,912
Benefit payments	(7,984)	(6,245)
Expenses	(843)	(663)
Fair value of plan assets at end of year	86,777	105,078

Funded status	(27,124)	(3,590)
Unrecognized transition asset	(72)	(249)
Unrecognized prior service cost	7,817	5,795
Unrecognized net gain	18,804	(128)
(Accrued)/prepaid pension cost	$ (575)	$ 1,828

               The following assumptions were used to measure net periodic pension expense for the plans for fiscal years ended June 30:

	2003	2002	2001
Discount rate	7.25%	7.50%	7.50%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Average increase in compensation levels	3.00%	3.00%	3.00%

NOTE 22 - RETIREMENT PLANS (Continued):

               Net periodic pension expense includes the following components:

	Years Ended June 30
	2003	2002	2001
	(Dollars in thousands)
Service cost - benefits earned during the period	$ 3,278	$ 3,129	$ 4,579
Interest cost on projected benefit obligations	7,656	7,482	8,123
Expected return on plan assets	(8,340)	(8,651)	(10,551)
Net amortization	289	(257)	(274)
Recognized loss	193	-	-
Curtailment/settlement expense	586	-	-

Net periodic pension expense	$ 3,662	$ 1,703	$ 1,877

               The Company also has a contributory thrift plan covering substantially all regular full-time employees who have elected to participate in the plans. Under the plans, the Company matches 50% of each employee's contributions to the plan up to a maximum of 3% of the employee's base compensation. Company contributions totaled approximately $1,204,000 in fiscal 2003, $1,376,000 in fiscal 2002 and $1,438,000 in fiscal 2001.

               At June 30, 2003, the Company had recorded post-retirement benefit obligations of $1,139,000 in addition to retirement plans.

NOTE 23 - LEASE COMMITMENTS:

               The Company has commitments under operating leases for equipment and storage warehouses which expire in 2008. The following is a schedule of the future minimum rental payments required as of June 30, 2003, under operating leases having non-cancellable lease terms in excess of one year as of the respective lease's inception:

Amount
Years Ending June 30	(Dollars in thousands)
2004	$ 2,369
2005	1,496
2006	719
2007	300
2008	142

$ 5,026

               Rental expense for all operating leases was $4,349,000 for fiscal 2003, $4,495,000 for fiscal 2002 and $4,901,000 for fiscal 2001.

NOTE 24 - COMMITMENTS AND CONTINGENCIES:

               The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a significant impact on the financial position or the future earnings of the Company.

               Prior to July 1, 2002, the Company guaranteed loans taken by officers of the Company to borrow money solely to purchase target levels of stock in the Company. The total amount outstanding on these loans at June 30, 2003 was approximately $236,000. No loans were made subsequent to July 1, 2002.

NOTE 25 - RAW MATERIAL CONTRACTS:

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

NOTE 26 - SUPPLEMENTAL CASH FLOW INFORMATION:

               The increase (decrease) in cash and cash equivalents due to the changes in operating assets and liabilities consisted of the following:

	Years Ended June 30
	2003	2002	2001
	(Dollars in thousands)
Receivables	$ (9,898)	$ (9,459)	$ 23,358
Inventories	(2,196)	21,775	(15,146)
Prepaid expenses and other current assets	(3,923)	6,527	531
Accounts payable	12,829	(2,219)	(22,743)
Accrued liabilities	(6,496)	332	(96)

	$ (9,684)	$ 16,956	$(14,096)

               During fiscal 2003, 2002 and 2001, the Company received net income tax refunds of $15,031,000, $27,970,000 and $7,249,000. Payments of interest, net of amounts capitalized, were $18,349,000 in fiscal 2003, $24,111,000 in fiscal 2002, and $26,335,000 in fiscal 2001.

NOTE 27 - VALUATION AND QUALIFYING ACCOUNTS:

               Details regarding the allowance for doubtful accounts related to the Company's trade receivables as of June 30 are as follows:

Balance, June 30, 2001	$ 2,305
Charged to cost and expenses	300
Other additions (deductions)	(445)

Balance, June 30, 2002	2,160
Charged to cost and expenses	634
Other additions (deductions)	(955)

Balance, June 30, 2003	$ 1,839

NOTE 28 - SUBSEQUENT EVENT:

               On October 8, 2003, the Company announced it had signed a definitive agreement with Koch to sell its 50% equity interest in Point Lisas Nitrogen. The proposed transaction is estimated to be $127,000,000, including $92,000,000 in cash proceeds and $35,000,000 in assumed liabilities. These amounts are subject to closing adjustments. This agreement represents a "stalking horse" bid that must be approved by the Court. Once the Court approves this agreement, there will be an auction process where other interested parties may submit bids. If Koch is not the successful bidder at the auction, Koch will be entitled to an estimated break-up fee of $3,800,000. The sale of Point Lisas Nitrogen is expected to close in December 2003.

NOTE 29 - GUARANTOR SUBSIDIARIES:

               Payment obligations under the Company's 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), the Company's wholly owned direct subsidiary and wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for June 30, 2003, 2002 and 2001 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended June 30, 2003
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$ -	$ 150,321	$ 446,594	$ (152,569)	$ 444,346
Other	-	2,022	-	-	2,022
	-	152,343	446,594	(152,569)	446,368
Operating expenses:
Cost of products sold	-	155,609	429,640	(152,913)	432,336
Selling, general and administrative	545	6,566	24,795	-	31,906
Impairment of long-lived assets	-	-	75,118	-	75,118
Other	-	5,793	11,300	-	17,093

	545	167,968	540,853	(152,913)	556,453

Operating loss	(545)	(15,625)	(94,259)	344	(110,085)

Other (expense) income:
Interest, net	(16,293)	(4,543)	(8,298)	-	(29,134)
Settlement of Litigation	-	-	3,581	-	3,581
Other	(71,740)	(31,246)	59	104,410	1,483

Loss before income taxes and reorganization expense	(88,578)	(51,414)	(98,917)	104,754	(134,155)
Reorganization expense	3,455	-	-	-	3,455

Loss before income taxes	(92,033)	(51,414)	(98,917)	104,754	(137,610)
Income tax expense (benefit)	13,820	4,066	(50,987)	1,344	(31,757)

Net loss	$(105,853)	$ (55,480)	$ (47,930)	$103,410	$(105,853)

NOTE 29 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended June 30, 2002
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$ -	$ 135,482	$ 454,276	$ (138,464)	$ 451,294

Operating expenses:
Cost of products sold	-	152,411	423,332	(138,213)	437,530
Selling, general and administrative	(822)	5,071	24,260	-	28,509
Loss on goodwill impairment	-	-	101,263	-	101,263
Other	-	8,385	8,849	-	17,234

	(822)	165,867	557,704	(138,213)	584,536

Operating income (loss)	822	(30,385)	(103,428)	(251)	(133,242)

Other (expense) income:
Interest, net	(21,507)	(10,110)	(5,220)	8,951	(27,886)
Settlement of Litigation	15,363	-	-	-	15,363
Other	(106,046)	(89,214)	3,944	197,967	6,651

Loss before income taxes	(111,368)	(129,709)	(104,704)	206,667	(139,114)

Income tax expense (benefit)	9,828	(10,722)	(13,433)	(3,591)	(17,918)

Net loss	$(121,196)	$(118,987)	$ (91,271)	$ 210,258	$(121,196)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended June 30, 2001
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$ -	$ 167,638	$ 543,535	$ (170,772)	$ 540,401

Operating expenses:
Cost of products sold	-	179,249	526,296	(171,322)	534,223
Selling, general and administrative	(1,616)	5,879	27,127	-	31,390
Loss on goodwill impairment	-	-	58,398	-	58,398
Other	-	6,144	15,399	-	21,543

	(1,616)	191,272	627,220	(171,322)	645,554

Operating income (loss)	1,616	(23,634)	(83,685)	550	(105,153)

Other (expense) income:
Interest, net	(29,646)	(14,074)	15,021	-	(28,699)
Other	(75,857)	(48,035)	4,450	128,420	8,978

Loss before income taxes	(103,887)	(85,743)	(64,214)	128,970	(124,874)

Income tax benefit	(8,638)	(1,550)	(17,027)	(2,410)	(29,625)

Net loss	$ (95,249)	$ (84,193)	$ (47,187)	$ 131,380	$ (95,249)

NOTE 29 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2003
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 6,073	$ 1	$ 28	$ -	$ 6,102
Receivables, net	39,204	-	72,215	(55,044)	56,375
Inventories	-	17,449	48,700	137	66,286
Prepaid expenses and other current assets	4,095	1,091	3,925	(960)	8,151
Total current assets	49,372	18,541	124,868	(55,867)	136,914

Investments in affiliates	187,749	68,312	97,579	(242,131)	111,509
Other assets	228,011	-	16,638	(234,344)	10,305
Property, plant and equipment, net	4,841	120,064	164,457	-	289,362

Total assets	$469,973	$206,917	$403,542	$(532,342)	$548,090

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within one year	$158,423	$ -	$ -	$ -	$158,423

Accounts payable	17,181	25,567	56,357	(83,369)	15,736
Accrued liabilities and other	22	1,042	3,577	(8)	4,633

Total current liabilities	175,626	26,609	59,934	(83,377)	178,792

Other long-term liabilities and deferred credits	26,213	15,751	99,185	(77,759)	63,390

Liabilities subject to compromise	211,358	72,050	207,308	(241,584)	249,132

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,617	(660,332)	306,063
Accumulated deficit	(209,047)	(232,209)	(357,442)	589,651	(209,047)
Accumulated other comprehensive loss	(12,046)	-	-	-	(12,046)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' equity	56,776	92,507	37,115	(129,622)	56,776

Total liabilities and shareholders' equity	$469,973	$206,917	$403,542	$(532,342)	$548,090

NOTE 29 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2002
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,920	$ 16	$ 53	$ -	$ 1,989
Receivables, net	21,126	9,704	55,129	(24,604)	61,355
Inventories	-	19,525	47,428	(207)	66,746
Prepaid expenses and other current assets	5,000	1,251	3,112	(4,185)	5,178
Total current assets	28,046	30,496	105,722	(28,996)	135,268

Investments in affiliates	259,932	203,554	91,982	(448,496)	106,972
Other assets	307,956	-	90,830	(391,715)	7,071
Property, plant and equipment, net	7,913	126,792	246,269	-	380,974

Total assets	$ 603,847	$ 360,842	$ 534,803	$ (869,207)	$ 630,285

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within one year	$ 110,172	$ -	$ -	$ -	$ 110,172
Accounts payable	15,361	11,938	48,237	(39,588)	35,948
Accrued liabilities and other	7,220	2,954	5,964	(5,009)	11,129

Total current liabilities	132,753	14,892	54,201	(44,597)	157,249

Long-term debt	290,285	166,035	137,578	(379,683)	214,215
Other long-term liabilities and deferred credits	1,333	31,928	58,585	(12,501)	79,345

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	305,901	324,715	335,617	(660,332)	305,901
Accumulated deficit	(102,577)	(176,729)	(110,118)	286,847	(102,577)
Accumulated other comprehensive income (loss)	4,983	-	-	-	4,983

Treasury stock, at cost	(29,111)	-	-	-	(29,111)

Total shareholders' equity	179,476	147,987	284,439	(432,426)	179,476

Total liabilities and shareholders'
Equity	$ 603,847	$ 360,842	$ 534,803	$(869,207)	$ 630,285

NOTE 29 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2003
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(105,853)	$ (55,480)	$ (47,930)	$ 103,410	$(105,853)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(26,794)	29,715	18,433	(31,038)	(9,684)
Impairment of long-lived assets	-	-	75,118	-	75,118
Depreciation, depletion and amortization	5,558	12,881	20,793	-	39,232
Change in deferred loss on hedging activities, net of tax	(2,747)	-	-	-	(2,747)
Equity earnings in unconsolidated affiliates	71,554	31,331	(5,616)	(104,410)	(7,141)
Refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002	14,878	-	-	-	14,878
Deferred income taxes and other	10,562	(14,410)	(66,891)	32,038	(38,701)

Net cash (used in) provided by operating activities	(32,842)	4,037	(6,093)	-	(34,898)

Cash flows from investing activities:
Purchases of property, plant and equipment	(489)	(6,186)	(8,191)	-	(14,866)
Proceeds from sale of assets	3,234	7	142	-	3,383
Other	268	1,955	20	-	2,243

Net cash provided by investing activities	3,013	(4,224)	(8,029)	-	(9,240)

Cash flows from financing activities:
Net change in affiliate notes	(14,269)	172	14,097	-	-
Debt payments	(237,434)	-	-	-	(237,434)
Debt proceeds	285,685	-	-	-	285,685

Net cash provided by financing activities	33,982	172	14,097	-	48,251

Net (decrease) increase in cash and cash equivalents	4,153	(15)	(25)	-	4,113

Cash and cash equivalents - beginning of year	1,920	16	53	-	1,989

Cash and cash equivalents - end of year	$ 6,073	$ 1	$ 28	$ -	$ 6,102

NOTE 29 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2002
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (121,196)	$ (118,987)	$ (91,271)	$ 210,258	$ (121,196)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(37,592)	1,290	54,362	(1,104)	16,956
Loss on goodwill impairment	-	-	101,263	-	101,263
Depreciation, depletion and amortization	4,563	12,631	27,549	-	44,743
Change in deferred loss on hedging activities, net of tax	4,780	-	-	-	4,780
Equity earnings in unconsolidated affiliates	115,065	91,132	(11,994)	(206,972)	(12,769)
Deferred income taxes and other	27,977	(3,760)	(2,112)	(2,182)	19,923

Net cash (used in) provided by operating activities	(6,403)	(17,694)	77,797	-	53,700

Cash flows from investing activities:
Purchases of property, plant and equipment	(182)	(2,474)	(9,745)	-	(12,401)
Proceeds from sale of assets	62	3,108	4,873	-	8,043
Other	(1,000)	1,485	2,315	-	2,800

Net cash (used in) provided by investing activities	(1,120)	2,119	(2,557)	-	(1,558)

Cash flows from financing activities:
Net change in affiliate notes	59,665	15,575	(75,240)	-	-
Debt payments	(286,345)	-	-	-	(286,345)
Debt proceeds	224,395	-	-	-	224,395

Net cash (used in) provided by financing activities	(2,285)	15,575	(75,240)	-	(61,950)

Net decrease in cash and cash equivalents	(9,808)	-	-	-	(9,808)

Cash and cash equivalents - beginning of year	11,728	16	53	-	11,797

Cash and cash equivalents - end of year	$ 1,920	$ 16	$ 53	$ -	$ 1,989

NOTE 29 - GUARANTOR SUBSIDIARIES (Continued):

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2001
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(95,249)	$(84,193)	$(47,187)	$131,380	$ (95,249)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	6,432	3,993	(16,925)	(7,596)	(14,096)
Loss on goodwill impairment	-	-	58,398	-	58,398
Depreciation, depletion and amortization	3,723	12,760	30,173	-	46,656
Deferred loss on hedging activities, net of tax	(1,902)	-	-	-	(1,902)
Equity earnings in unconsolidated affiliates	77,377	50,114	(7,240)	(128,418)	(8,167)
Deferred income taxes and other	(32,770)	(5,072)	(636)	4,634	(33,844)

Net cash (used in) provided by operating activities	(42,389)	(22,398)	16,583	-	(48,204)

Cash flows from investing activities:
Purchases of property, plant and equipment	(208)	(2,060)	(13,101)	-	(15,369)
Proceeds from sale of assets	4,759	1,206	10,823	-	16,788
Other	-	1,238	12	-	1,250

Net cash provided by (used in) investing activities	4,551	384	(2,266)	-	2,669

Cash flows from financing activities:
Debt proceeds	433,316	-	-	-	433,316
Debt payments	(377,390)	-	-	-	(377,390)
Cash dividend paid	(784)	-	-	-	(784)
Net change in affiliate notes	(7,661)	22,013	(14,352)	-	-

Net cash provided by (used in) financing activities	47,481	22,013	(14,352)	-	55,142

Net increase (decrease) in cash and cash equivalents	9,643	(1)	(35)	-	9,607

Cash and cash equivalents - beginning of year	2,085	17	88	-	2,190

Cash and cash equivalents - end of year	$ 11,728	$ 16	$ 53	$ -	$ 11,797

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP
REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE ARTHUR ANDERSEN LLP REPORT REFERS TO CERTAIN INFORMATION AS OF JUNE 30, 2001 AND 2000 AND FOR THE YEARS ENDED JUNE 30, 2000 AND 1999, WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.

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

/s/Arthur Andersen LLP

Jackson, Mississippi,
  August 28, 2001

INDEPENDENT AUDITORS' REPORT

TO THE MEMBERS OF POINT LISAS NITROGEN LIMITED

We have audited the balance sheets of Point Lisas Nitrogen Limited as of June 30, 2003 and 2002 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Point Lisas Nitrogen Limited as of June 30, 2003 and 2002 and the results of its operations and cash flows for each of the three years ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As stated in Note 3, the Company changed its accounting policy in 2001 relating to major maintenance costs incurred on its plant.

/s/ Ernst & Young
Ernst & Young

Port of Spain,
TRINIDAD:
11th July, 2003

QUARTERLY RESULTS

               Quarterly results are not indicative of results expected for the full fiscal year and can vary significantly from one year to the next primarily due to weather-related shifts in planting schedules and purchase patterns. We incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventories in advance of the spring planting season.

               The following tables present our selected unaudited quarterly results of operations for fiscal 2003 and 2002.

	Year Ending June 30, 2003
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q
Net sales	$ 97,526	$116,826	$115,440	$114,554
Operating loss	$(11,062)	$(18,682)	$(66,195)	$(14,146)
Net loss	$(23,505)	$(14,172)	$(48,027)	$(20,148)
Loss per share - basic and diluted	$ (0.90)	$ (0.54)	$ (1.83)	$ (0.77)
Weighted average common shares outstanding - basic and diluted	26,168	26,175	26,208	26,212
Dividends paid per share	$ -	$ -	$ -	$ -
Common stock price per share range
- high	$ 1.65	$ 0.80	$ 0.40	$ 0.45
- low	$ 0.58	$ 0.17	$ 0.08	$ 0.06

	Year Ending June 30, 2002
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q
Net sales	$ 107,843	$ 116,014	$ 94,694	$ 132,743
Operating (loss) income	$ (12,617)	$ 755	$ (9,060)	$(112,320)
Net loss	$ (8,050)	$ (1,170)	$ (4,987)	$(106,989)
Loss per share - basic and diluted (1)	$ (0.31)	$ (0.04)	$ (0.19)	$ (4.09)
Weighted average common shares outstanding - basic and diluted	26,132	26,132	26,139	26,163
Dividends paid per share	$ -	$ -	$ -	$ -
Common stock price per share range
- high	$ 3.92	$ 3.45	$ 4.30	$ 2.80
- low	$ 2.33	$ 1.95	$ 2.35	$ 0.95

     (1)  Quarterly amounts do not add to the annual earnings per share because of changes in the number of outstanding shares during the year.

NEW ACCOUNTING PRONOUNCEMENTS

               In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantors of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted and applied the provisions of this interpretation, resulting in no material effect, in the consolidated financial statements at June 30, 2003.

               In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investors do not have a majority voting interest and/or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support from other parties. We are required to adopt and apply the provisions of this interpretation during our first quarter of fiscal 2004. We do not anticipate the adoption to have a material effect on our consolidated financial statements.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging." This amendment clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financial component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. We are required to adopt and apply the provisions of this statement on July 1, 2003. We do not expect the adoption of SFAS No. 149 to have a material effect on our consolidated financial statements.

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that any financial instrument that is within the scope of this statement be classified as a liability. We are required to adopt and apply the provisions of this statement to financial instruments entered into or modified after May 31, 2003, and otherwise this statement is effective on July 1, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC reports.

               Changes in Internal Controls. There were no significant changes during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)     The information required by this Item regarding the identification of directors and their business experience will be set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions "Nominees for Election to Serve Until 2006," "Directors Continuing to Serve Until 2005," and "Directors Continuing to Serve Until 2004," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

     (b)     The information required by this Item regarding the identification of executive officers and their business experience will not appear in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and therefore is furnished in this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant" in Part I, Item 1.

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

     (e)     The information required by this Item regarding compliance with Section 16(a) of the Exchange Act will be set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

     (f)     The information required by this Item regarding the Company's Code of Ethics will be set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Code of Ethics," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

     (g)     The information required by this Item regarding legal proceedings involving directors or executive officers is not applicable to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions "Compensation Committee Report on Executive Compensation" and "Executive Compensation," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

     Information required by this Item regarding equity plan compensation is provided in the table below. The other information required by this Item will be set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

Equity Compensation Plan Information*
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,321,810	$10.50	183,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,321,810	$10.50	183,500

     *  The information in column (a) above reflects the aggregate of securities to be issued upon the exercise of stock options under the Mississippi Chemical Corporation Amended and Restated 1994 Stock Incentive Plan (the "Officer & Employee Option Plan"), which plan has been terminated except with respect to option grants issued prior to termination and the Mississippi Chemical Corporation Amended and Restated 1995 Stock Option Plan for Nonemployee Directors (the "Director Option Plan" and collectively with the Officer & Employee Option Plan, the "Option Plans"). In prior years, the informtion in column (a) above also reflected the maximum number of shares which could have been distributed (see discussion below) under the Mississippi Chemical Corporation Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"), which has been terminated except for rights outstanding prior to termination, and the Mississippi Chemical Corporation Nonemployee Directors' Deferred Compensation Plan, which has been terminated except for rights outstanding prior to termination (the "Director Deferred Compensation Plan" and collectively with the Executive Deferred Compensation Plan, the "Deferred Compensation Plans").

       The Officer & Employee Option Plan had 3,400,000 shares of common stock reserved for issuance prior to its termination and the Director Option Plan has 400,000 shares of common stock reserved for issuance. Under the Option Plans, if the Company at any time changes the number of issued shares of common stock without new consideration to the Company (such as by stock dividend, stock split, or similar transaction), the total number of shares reserved for issuance under the Director Option Plan and the number of shares covered by each outstanding common stock option shall be adjusted to the number of shares as is equitably required, together with an appropriate adjustment to the exercise price of common stock options, so that the aggregate consideration payable to the Company upon exercise of each common stock option will not be changed. Without affecting the number of shares of common stock reserved or available under the Director Option Plan, the Board may authorize the issuance or assumption of benefits in connection with any merger, consolidation, acquisition of property or stock, or reorganization upon such terms as the Board deems appropriate. Without affecting the number of shares reserved or available hereunder, the Board of Directors may authorize the issuance or assumption of benefits in connection with any merger, consolidation, acquisition of property or stock, or reorganization upon such terms and conditions as it may deem appropriate.

     Since no shares of common stock have ever been reserved for issuance under the Deferred Compensation Plans and since the Officer & Employee Option Plan has been terminated, column (c) in the table above reflects only shares of common stock available for future issuance under the Director Option Plan. Prior to such termination of the Deferred Compensation Plans, participants in the Deferred Compensation Plans were credited with phantom stock, which could have been issued in the form of cash or common stock as specified in the Deferred Compensation Plans. Because the Company filed for reorganization under the Bankruptcy Code on May 15, 2003, each participant in the Deferred Compensation Plans has filed a proof of claim for the number of shares of deferred stock in his deferred stock account on the filing date, the value of each share having been determined by calculating the average closing price of the Company's common stock on the Over The Counter Bulletin Board for the last 20 trading days prior to May 15, 2003. These claims are unsecured.

For additional information regarding the Option Plans and the Deferred Compensation Plans, see the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement will be timely filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Certain Business Relationships," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item will be set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Audit Committee Report," which Proxy Statement will be timely filed with the SEC and which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

     Documents filed as a part of this Annual Report on Form 10-K:

     Consolidated Financial Statements. The consolidated financial statements, together with the report thereon of KPMG LLP appearing in Item 8 of this Annual Report on Form 10-K, are described below:.

Independent Auditors' Report

Consolidated Balance Sheets, June 30, 2003 and 2002

Consolidated Statements of Operations, Years Ended June 30, 2003, 2002, and 2001

Consolidated Statements of Shareholders' Equity, Years Ended June 30, 2003, 2002, and 2001

Consolidated Statements of Cash Flows, Years Ended June 30, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

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

     During the three months ended June 30, 2003, the following reports on Form 8-K were filed.

Date of Event	Description of Event
May 15, 2003

Item 3 disclosure regarding the registrant's bankruptcy filing, and Item 9 disclosure regarding the registrant's disclosure of material, non-public financial information to certain holders of the registrant's Senior Notes pursuant to a confidentiality agreement.

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

Date: October 16, 2003

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Coley L. Bailey Coley L. Bailey	Director, Chairman of the Board	October 16, 2003
/s/ John Sharp Howie John Sharp Howie	Director, Vice Chairman of the Board	October 16, 2003
/s/ Charles O. Dunn Charles O. Dunn	Director, President and Chief Executive Officer (principal executive officer)	October 16, 2003
/s/ Reuben V. Anderson Reuben V. Anderson	Director	October 16, 2003
/s/ Frank R. Burnside, Jr. Frank R. Burnside, Jr.	Director	October 16, 2003
/s/ W. R. Dyess W. R. Dyess	Director	October 16, 2003
/s/ Woods E. Eastland Woods E. Eastland	Director	October 16, 2003
/s/ George D. Penick, Jr. George D. Penick, Jr.	Director	October 16, 2003
/s/ W. A. Percy II W. A. Percy II	Director	October 16, 2003

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	DESIGNATION
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
4.2

Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7-1/4% debt securities due November 15, 2017; filed as Exhibit 4(a) to the Company's Current Report on Form 8-K filed November 25, 1997, SEC File No. 001-12217, and incorporated herein by reference.

*
4.3

First Supplemental Indenture dated as of July 1, 1999, among the Company, Mississippi Nitrogen, Inc., MissChem Nitrogen, L.L.C., and Harris Trust and Savings Bank, as Trustee, supplementing the Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7-1/4% debt securities due November 15, 2017; filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
4.4

Instrument of Resignation, Appointment and Acceptance dated as of February 18, 2000, among the Company, Harris Trust and Savings Bank as the Resigning Trustee, and Trustmark National Bank as the Successor Trustee, under the Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7-1/4% debt securities due November 15, 2017; filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*
4.5

Instrument of Resignation, Appointment and Acceptance dated as of March 21, 2003, among the Company, Trustmark National Bank as the Resigning Trustee, and BancorpSouth Bank as the Successor Trustee under the Indenture dated as of November 25, 1997, governing the Company's 7-1/4% debt securities due November 15, 2017; filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*

4.6

Agreement of Resignation, Appointment and Acceptance dated as of June 24, 2003, among the Company, BancorpSouth Bank as the Resigning Trustee, and HSBC Bank USA (f/k/a Marine Midland Bank) as the Successor Trustee under the Indenture dated as of November 15, 1997, governing the Company's 7-1/4% debt securities due November 15, 2017.

+
4.7

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

*
10.8

Amended and Restated Credit Agreement dated as of November 15, 2002; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.9

First Amendment to Amended and Restated Credit Agreement and Waiver dated as of April 14, 2003, among the Company and the Lenders Party Thereto and Harris Trust and Savings Bank, as Administrative Agent; filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
10.10

Mississippi Chemical Corporation Amended and Restated Guaranty Agreement dated as of November 15, 2002; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.11

Mississippi Chemical Holdings, Inc., Guaranty Agreement dated as of November 15, 2002; filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.12

Assumption and Supplemental Guaranty Agreement of the Company's subsidiary, Melamine Chemicals, Inc., dated as of April 21, 2003; filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 011-12217, and incorporated herein by reference.

*
10.13

Post-Petition Credit Agreement dated as of May 16, 2003, among the Company and each of its subsidiaries executing said Agreement, the several banks and other financial institutions or entities from time to time parties to said Agreement, and Harris Trust and Savings Bank, individually and as Agent for the Lenders; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
10.14

Standstill Agreement dated as of May 16, 2003, among the Company and each of its subsidiaries executing said Agreement, the several banks and other financial institutions or entities from time to time parties to said Agreement, and Harris Trust and Savings Bank, individually and as Agent for the Lenders; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

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

*
21.1	List of subsidiaries of the Company.	+
23.1	Consent of KPMG LLP.	+
23.2	Notice Regarding Consent of Arthur Andersen LLP.	+
23.3	Consent of Ernst & Young. Page 99	+
23.4	Letter of Arthur Andersen LLP; filed as Exhibit 16 to the Company's Current Report on Form 8-K filed May 1, 2002, SEC File No. 001-12217, and incorporated herein by reference.	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

* Incorporated by reference.
+ Attached as an exhibit to this Annual Report on Form 10-K.

Footnotes to Exhibit Index:

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