Form 10-Q
period 2003-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2003-11-19
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003

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

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

               The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003.

Class	Number of Shares
Common Stock, $0.01 par value	24,274,826

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page
			Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Financial Statements

		Consolidated Statements of Operations	3
		Three months ended September 30, 2003 and 2002

		Consolidated Balance Sheets	4 - 5
		September 30, 2003 and June 30, 2003

		Consolidated Statements of Shareholders' Equity	6
		Fiscal Year ended June 30, 2003 and
		Three months ended September 30, 2003

		Consolidated Statements of Cash Flows	7
		Three months ended September 30, 2003 and 2002

		Notes to Consolidated Financial Statements	8 - 26

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	27 - 39

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	40

	Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION:

	Item 3.	Defaults Under Senior Securities	41

	Item 6.	Exhibits and Reports on Form 8-K	41

	Signatures		41

	Certifications		42 - 43

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30,
	2003	2002
	(In thousands, except per share data)
Revenues:
Net sales	$ 99,034	$ 97,526
Other	1,155	-
	100,189	97,526
Operating expenses:
Cost of products sold	100,956	95,883
Selling, general and administrative	6,869	7,360
Other	10,844	5,345
	118,669	108,588

Operating loss	(18,480)	(11,062)

Other (expense) income:
Interest, net	(5,345)	(6,573)
Other	654	536

Loss before income taxes and reorganization
expense	(23,171)	(17,099)

Reorganization expense (see Note 5)	36,292	-

Loss before income taxes	(59,463)	(17,099)

Income tax (benefit) expense	(20,049)	6,406

Net loss	$(39,414)	$(23,505)

Loss per share - basic and diluted
(see Note 6)	$ (1.55)	$ (0.90)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	September 30,	June 30,
	2003	2003
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 10,769	$ 6,102
Accounts receivable, net	35,868	56,375

Inventories:
Finished products	20,388	29,121
Raw materials and supplies	6,502	6,415
Replacement parts	30,568	30,750
Total inventories	57,458	66,286

Prepaid expenses and other current assets	11,792	5,039
Deferred income taxes	3,151	3,112

Total current assets	119,038	136,914

Investments in affiliates	112,035	111,509

Other assets	8,218	10,305

Assets held for sale (see Note 5)	35,299	-

Property, plant and equipment, at cost	541,057	695,919
less accumulated depreciation, depletion and
amortization	(325,792)	(406,557)
Property, plant and equipment, net	215,265	289,362

	$ 489,855	$ 548,090

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	June 30,
	2003	2003
	(In thousands, except per share data)

Current liabilities:
Long-term debt due within one year	$158,424	$158,423
Accounts payable	17,994	15,736
Accrued liabilities	6,900	4,633
Total current liabilities	183,318	178,792

Other long-term liabilities and deferred credits	36,157	36,872

Deferred income taxes	6,074	26,518

Liabilities subject to compromise	247,143	249,132

Shareholders' equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,981)	280	280
Additional paid-in capital	306,063	306,063
Accumulated deficit	(248,461)	(209,047)
Accumulated other comprehensive loss, net	(12,245)	(12,046)
Treasury stock, at cost (3,150 and 1,769 shares)	(28,474)	(28,474)
Total shareholders' equity	17,163	56,776

	$489,855	$548,090

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2003

AND THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income (Loss)	Stock	Total
			(In thousands)

Balances, July 1, 2002	$ 280	$ 305,901	$(102,577)	$ 4,983	$(29,111)	$ 179,476
Comprehensive loss:
Net loss	-	-	(105,853)	-	-	(105,853)
Net change in
unrealized loss on
hedges, net of tax
benefit of $2,910	-	-	-	(4,853)	-	(4,853)
Deferred pension
liability, net of tax
benefit of $6,557	-	-	-	(12,176)	-	(12,176)

Comprehensive loss	-	-	(105,853)	(17,029)	-	(122,882)

Stock-based
compensation	-	162	-	-	-	162
Treasury stock, net	-	-	(617)	-	637	20

Balances, June 30, 2003	280	306,063	(209,047)	(12,046)	(28,474)	56,776
Comprehensive loss:
Net loss	-	-	(39,414)	-	-	(39,414)
Net change in
unrealized loss on
hedges, net of tax
benefit of $117	-	-	-	(199)	-	(199)

Comprehensive loss	-	-	(39,414)	(199)	-	(39,613)

Balances,
September 30, 2003	$ 280	$ 306,063	$(248,461)	$ (12,245)	$(28,474)	$ 17,163

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$ (39,414)	$ (23,505)
Reconciliation of net loss to net cash provided by
(used in) operating activities:
Net change in operating assets and liabilities	23,851	(8,471)
Impairment of long-lived assets	34,022	-
Refund of federal taxes pursuant to the Job
Creation and Workforce Assistance Act of 2002	-	14,871
Depreciation, depletion and amortization	8,010	10,088
Change in deferred gain on hedging activities,
net of tax	(113)	(207)
Deferred income taxes	(20,435)	6,263
Equity earnings in unconsolidated affiliates	(616)	(368)
Other	1,343	(795)

Net cash provided by (used in) operating activities	6,648	(2,124)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,053)	(4,138)
Proceeds from sale of assets	71	33
Other	-	500

Net cash used in investing activities	(1,982)	(3,605)

Cash flows from financing activities:
Debt proceeds	1	52,377
Debt payments	-	(44,881)

Net cash provided by financing activities	1	7,496

Net increase in cash and cash equivalents	4,667	1,767

Cash and cash equivalents - beginning of period	6,102	1,989

Cash and cash equivalents - end of period	$ 10,769	$ 3,756

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation and its subsidiaries. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month periods ended September 30, 2003 and 2002, our financial position at September 30, 2003 and June 30, 2003, our consolidated statements of shareholders' equity for the three months ended September 30, 2003 and the year ended June 30, 2003, and our cash flows for the three months ended September 30, 2003 and 2002. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2003, audited financial statements.

Our business is seasonal; therefore, the results of operations for the period ended September 30, 2003, are not necessarily indicative of the operating results for the full fiscal year.

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

Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization. The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which will permit us to continue as a viable business organization. The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days from the Petition Date, or such time as the Court orders. In October 2003, the Court extended the Debtors' exclusivity period to file a plan of reorganization until December 11, 2003, or until such time as the Court issues its final ruling. Although we expect to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, whether the plan will be approved by the various classes of creditors and equity holders, or whether it will be approved or confirmed by the Court. If the exclusivity period were to be terminated without confirmation of a plan of reorganization, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization. Our plan of reorganization could substantially change the amounts and characterization of liabilities disclosed in the accompanying consolidated financial statements.

On October 8, 2003, we signed an agreement with Koch Nitrogen Company ("Koch") to sell our interests in Point Lisas Nitrogen for an estimated cash amount of $92.0 million (the "Stalking Horse Agreement"). On October 10, 2003, we filed motions with the Court seeking to approve the Stalking Horse Agreement and the auction and bid procedures for an auction of our Point Lisas Nitrogen interests. On November 6, 2003, the Court approved our request and set an auction date of December 10, 2003. If Koch is not the successful bidder at the auction, Koch will be entitled to an estimated break-up fee of approximately $3.8 million. At September 30, 2003, our investment in Point Lisas Nitrogen was $104.3 million. The outcome of the Stalking Horse Agreement with Koch is dependent on the bid and auction process and related Court approvals. Due to uncertainties surrounding our recovering the recorded carrying amount of our interests in Point Lisas Nitrogen, we have not recorded our share, approximately $2.4 million, of Point Lisas Nitrogen's earnings for the quarter ended September 30, 2003.

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

NOTE 3 - CREDIT AGREEMENTS AND LONG-TERM DEBT DUE WITHIN ONE YEAR

DEBTOR-IN-POSSESSION FINANCING FACILITY

On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility"). The DIP Lenders are also lenders under the Pre-Petition Harris Facility, as defined below under the heading "Standstill Agreement" (the "Pre-Petition Lenders"). On August 13, 2003, the Court denied our request for a Final Order with regard to the Interim Credit Facility, but granted us authority to use our cash collateral (i.e., cash and proceeds of inventory and receivables) for ordinary course operations through October 3, 2003. On October 2, 2003, the Court approved certain amendments to the Interim Credit Facility to permit borrowings up to $32.5 million (the "DIP Credit Facility"). The DIP Credit Facility is a revolving credit facility that terminates upon the earlier to occur of (a) June 30, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the DIP Lenders terminate the DIP Credit Facility in connection with an event of default thereunder. Mississippi Chemical Corporation is the borrower under the DIP Credit Facility and its subsidiaries who are Debtors are guarantors.

Maximum Borrowings. The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $32.5 million, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) a scheduled excess collateral availability requirement, minus (iv) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventory in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) an amount equal to six months' rent for all leased facilities where inventories are kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The DIP Commitments are subject to certain mandatory reductions described below.

Rates and Fees. The loans under the DIP Credit Facility bear interest at rates equal to the prime commercial rate from time to time in effect plus 4%. Upon entry of the Interim Order, we paid a facility fee of $375,000 to the DIP Lenders and an administrative fee of $75,000 (of this amount, $60,000 was refunded to us during the quarter ended September 30, 2003) to Harris Trust and Savings Bank, as "DIP Agent." Upon entry of the Final Order, we paid an additional facility fee of $375,000 to the DIP Lenders and an additional administrative fee of $75,000 to the DIP agent. The DIP Credit Facility also has a commitment fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

Collateral Security and Guarantees. Pursuant to the Final Order, the DIP Lenders have been granted superpriority claim status in the Case that is collateralized by first liens on substantially all of our assets and the assets of the other subsidiaries included in the Case (including all of the proceeds of inventory and accounts receivable and cash collateral). Our use of proceeds of inventories and accounts receivable and all cash collateral generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility. All of our subsidiaries that are included in the Case have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the Pre-Petition Lenders have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Lenders and certain liens permitted under the DIP Credit Facility.

Covenants. The DIP Credit Facility (a) restricts our ability to incur debt, (b) requires us to generate certain minimum levels of EBITDA, as defined in the agreement, for so long as the amount of obligations under the Pre-Petition Harris Facility exceeds $67.5 million, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions outside the ordinary course of business, (e) permits the voluntary prepayment of loans under the DIP Credit Facility without penalty, (f) requires that the obligations under the Pre-Petition Harris Facility be reduced according to a schedule, and (g) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities.

Asset Dispositions. The DIP Credit Facility requires us to market and dispose of specified assets in order to reduce our debt under the DIP Credit Facility and the Pre-Petition Harris Facility. Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1.0 million shall be applied to the Pre-Petition Harris Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility are otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds shall be applied to the Pre-Petition Harris Facility. In the event of a disposition of the Company's interest in Point Lisas Nitrogen, all net cash proceeds must be applied to the Pre-Petition Harris Facility.

Standstill Agreement. As of the Petition Date, we had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other commercial banks totaling $158.4 million (the "Pre-Petition Harris Facility"). The Pre-Petition Harris Facility bears interest at rates related to the Prime Rate. Our weighted average interest rate was 9.65% at September 30, 2003. The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, we can no longer borrow under the Facility. In connection with entering into the DIP Credit Facility, we entered into an agreement with the Pre-Petition Lenders pursuant to which such lenders agreed not to take any action to enforce their rights under the MCHI guaranty (see Note 9) of our obligations under the Pre-Petition Harris Facility. Upon the termination of the DIP Credit Facility or under certain defaults, the Pre-Petition Lenders may enforce the MCHI guaranty. In the event that MCHI receives proceeds from a refinancing or a disposition event with respect to Point Lisas Nitrogen, MCHI has agreed to apply such proceeds to the Pre-Petition Harris Facility.

THE INDUSTRIAL REVENUE BONDS

In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our east phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The 1998 IRBs are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. The bankruptcy filing was an event of default under the industrial revenue bonds. At September 30, 2003 and June 30, 2003, the industrial revenue bonds are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

THE SENIOR NOTES

On November 15, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission. Semi-annual interest payments of approximately $7.3 million are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Pre-Petition Harris Facility. As a result of our bankruptcy filing, we did not make the semi-annual interest payment due on May 15, 2003, and were in default under the Senior Notes. At September 30, 2003 and June 30, 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE

As a result of our Chapter 11 filing, substantially all of our unsecured pre-petition indebtedness is subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. These claims are reflected in the September 30, 2003 and June 30, 2003 consolidated balance sheets as liabilities subject to compromise. Pre-petition claims secured by our assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under our pre-petition revolving credit facility) are secured by substantially all of our accounts receivable, inventories, and property, plant and equipment. These secured claims are reflected as long-term debt due within one year on our consolidated balance sheets. Although pre-petition claims are generally stayed as part of the first day orders and subsequent motions granted by the Court, the Court approved our motions to pay certain pre-petition obligations essential for the ongoing operation of our business. We have been paying and intend to continue to pay all undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

As of September 30, 2003 and June 30, 2003, we had liabilities subject to compromise of approximately $247.1 million and $249.1 million, respectively, which included the following;

	September 30,	June 30,
	2003	2003
	(Dollars in thousands)

Senior Notes, net of unamortized discount	$199,761	$199,761
Industrial revenue bonds	14,500	14,500
Accounts payable - trade	8,865	10,159
Other liabilities	24,017	24,712

	$247,143	$249,132

Below are condensed consolidated financial statements for the Company.

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2003
	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 119,038	$ -	$ -	$ 119,038
Investments and long-term
assets	120,253	97,507	(97,507)	120,253
Assets held for sale	35,299	-	-	35,299
Property, plant and
equipment, net	215,265	-	-	215,265
	$ 489,855	$ 97,507	$ (97,507)	$ 489,855
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities	$ 183,318	$ 32	$ (32)	$ 183,318
Other long-term liabilities and
deferred credits	42,231	97,475	(97,475)	42,231
Liabilities subject to
compromise	247,143	-	-	247,143
Shareholders' equity	17,163	-	-	17,163
	$ 489,855	$ 97,507	$ (97,507)	$ 489,855

Below are condensed consolidated financial statements for the Company.

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 136,942	$ 1	$ (29)	$ 136,914
Investments and long-term
assets	121,786	97,507	(97,479)	121,814
Property, plant and
equipment, net	289,362	-	-	289,362
	$ 548,090	$ 97,508	$ (97,508)	$ 548,090
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities	$ 178,792	$ 29	$ (29)	$ 178,792
Other long-term liabilities and
deferred credits	63,390	97,479	(97,479)	63,390
Liabilities subject to
compromise	249,132	-	-	249,132
Shareholders' equity	56,776	-	-	56,776
	$ 548,090	$ 97,508	$ (97,508)	$ 548,090

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended September 30, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Total revenues	$ 100,189	$ -	$ -	$ 100,189

Cost of products sold	100,960	-	(4)	100,956
Selling, general and
administrative	6,865	4	-	6,869
Other	10,844	-	-	10,844
	118,669	4	(4)	118,669
Operating loss	(18,480)	(4)	4	(18,480)

Other expense	(4,691)	-	-	(4,691)

Loss before income taxes and
reorganization expense	(23,171)	(4)	4	(23,171)

Reorganization expense	36,292	-	-	36,292

Loss before income taxes	(59,463)	(4)	4	(59,463)

Income tax benefit	(20,049)	-	-	(20,049)

Net loss	$ (39,414)	$ (4)	$ 4	$ (39,414)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended September 30, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows from operating
activities:
Net loss	$ (39,414)	$ (4)	$ 4	$ (39,414)
Reconciliation of net loss
to net cash provided by
operating activities:
Net change in operating
assets and liabilities	4,030	4	(4)	4,030
Non-cash items, net	42,032	-	-	42,032
Net cash provided by operating
activities	6,648	-	-	6,648

Net cash used in investing
activities	(1,982)	-	-	(1,982)

Net cash provided by financing
activities	1	-	-	1

Net increase in cash and cash
equivalents	4,667	-	-	4,667

Cash and cash equivalents -
beginning of period	6,102	-	-	6,102

Cash and cash equivalents -
end of period	$ 10,769	$ -	$ -	$ 10,769

NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS

In connection with our contemplated bankruptcy reorganization, our board of directors authorized our management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets"). Accordingly, the Potash Assets have been classified as assets held for sale in the consolidated balance sheet at September 30, 2003. Depreciation expense related to the Potash Assets will not be recorded while these assets are classified as held for sale. We are currently evaluating various alternatives, including a potential sale of the Potash Assets and business scenarios in which we could have continued significant involvement. At September 30, 2003, no definitive agreement had been reached regarding a potential sale of these assets. All proceeds received from a sale transaction or other liquidity event of our Potash Assets will be used to reduce debt under our Pre-Petition Harris Facility and DIP Credit Facility on an equal basis.

As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment at September 30, 2003. This test resulted in an impairment charge of approximately $34.0 million, which is reflected as a component of reorganization expense in the consolidated statement of operations for the three months ended September 30, 2003. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144. Future events and circumstances affecting these judgments and estimates could result in additional adjustments to the carrying amount of the Potash Assets. At September 30, 2003, we are still actively engaged in the day-to-day operations and management of the Potash Assets, and are of the opinion that the accounting for such a potential transaction does not qualify as discontinued operations because we could have continued significant involvement in future operations. Accounting for the disposition of the Potash Assets as discontinued operations will occur when the requirements of SFAS No. 144 for reporting discontinued operations are definitively met.

NOTE 6 - LOSS PER SHARE

The number of weighted average common shares outstanding, net of treasury shares, used in our diluted loss per share computations for the three months ended September 30, 2003 and 2002 were 25,439,000 and 26,168,000, respectively. Options outstanding at September 30, 2003 and 2002, were not included in our computations of diluted loss per share as a result of incurring a net loss in each of the three-month periods, which renders the options anti-dilutive.

NOTE 7 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate, potash and melamine, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces anhydrous ammonia, ammonium nitrate, urea melt, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers, distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP"). Approximately half of our DAP is marketed to agricultural users in international markets through a separate export association. Our potash segment mines and produces agricultural and industrial potash products that are sold to farmers, fertilizer dealers, distributors, and industrial accounts, primarily for use in the southern and western regions of the United States, and into export markets. During fiscal 2003, we purchased a melamine crystal production facility. Melamine crystal is a raw material for manufacturers in the construction/remodeling and automotive industries.

Below is our segment information for the three-month periods ended September 30, 2003 and 2002. The Other caption includes corporate and consolidating eliminations.

	Three months ended September 30, 2003
(In thousands)	Nitrogen	Phosphate	Potash	Melamine	Other	Total

Net sales - external customers	$ 54,849	$ 25,433	$ 16,473	$ 2,279	$ -	$ 99,034
Net sales - intersegment	6,312	-	-	-	(6,312)	-
Operating loss	(9,663)	(3,294)	(3,806)	(2,054)	337	(18,480)
Depreciation, depletion and
amortization	3,674	1,267	1,651	-	1,418	8,010
Capital expenditures	221	993	450	389	-	2,053

	Three months ended September 30, 2002
(In thousands)	Nitrogen	Phosphate	Potash	Other	Total

Net sales - external customers	$ 53,927	$ 27,190	$16,409	$ -	$ 97,526
Net sales - intersegment	4,676	15	-	(4,691)	-
Operating loss	(9,014)	(501)	(1,079)	(468)	(11,062)
Depreciation, depletion and
amortization	5,736	1,436	1,758	1,158	10,088
Capital expenditures	1,535	756	1,762	85	4,138

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The components of comprehensive loss that relate to us are net loss, unrealized gains or losses on our natural gas derivative transactions, and pension liability adjustments. As permitted under the provisions of SFAS No. 130, "Reporting Comprehensive Income," these are presented in the Consolidated Statements of Shareholders' Equity. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative financial instruments related to the price of natural gas. The changes in the components of accumulated other comprehensive loss during the three months ended September 30, 2003 and 2002, are included below.

	2003
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Accumulated other comprehensive loss
at June 30, 2003	$(18,523)	$ 6,477	$(12,046)

Net unrealized loss on natural gas hedging
activities arising during period	(133)	53	(80)
Reclassification adjustment for net gains
realized in net loss	(183)	64	(119)

Accumulated other comprehensive loss at
September 30, 2003	$(18,839)	$ 6,594	$(12,245)

	2002
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Accumulated other comprehensive gain
at June 30, 2002	$ 7,973	$ (2,990)	$ 4,983

Net unrealized gain on natural gas hedging
activities arising during period	4,024	(1,509)	2,515
Reclassification adjustment for net gains
realized in net loss	(2,363)	886	(1,477)

Accumulated other comprehensive gain at
September 30, 2002	$ 9,634	$(3,613)	$ 6,021

Total comprehensive loss for the quarter ended September 30, 2002, was $22.3 million.

NOTE 9 - INCOME TAX BENEFIT

For the three-month period ended September 30, 2003, our income tax benefit was $20.0 million, as compared to income tax expense of $6.4 million for the three-month period ended September 30, 2002. The income tax benefit is primarily the result of our net losses; whereas, the income tax expense is primarily the result of U.S. tax expense on cumulative foreign earnings triggered by the guarantee of our debt by one of our foreign subsidiaries under the Pre-Petition Harris Facility, partially offset by tax benefits resulting from our net losses.

Under the Pre-Petition Harris Facility, our wholly owned subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"), provided a guarantee of the debt. MCHI indirectly owns our 50% joint venture interest in Point Lisas Nitrogen Limited ("Point Lisas Nitrogen"), which operates an anhydrous ammonia facility in Point Lisas, Trinidad. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Point Lisas Nitrogen). As of September 30, 2003, these cumulative earnings approximated $38.6 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $14.5 million. While the guarantee remains in place, we expect to record U.S. tax expenses on future earnings from MCHI and Point Lisas Nitrogen.

In addition to the U.S. tax expense resulting from the MCHI guarantee, we are providing tax benefits based on an estimated annual effective tax rate of approximately 34%. This rate reflects our anticipation of establishing valuation allowances for all deferred state tax assets generated during the year.

NOTE 10 - INVESTMENT IN POINT LISAS NITROGEN

Our 50-50 joint venture, Point Lisas Nitrogen, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. Point Lisas Nitrogen's financial statements are summarized as follows:

Summarized balance sheet information:
	September 30,	June 30,
	2003	2003
Current assets	$ 58,906	$ 68,639
Non-current assets	258,059	259,118
Current liabilities	114,338	129,930
Stockholders' equity	202,627	197,827

Summarized statements of operations information:
	Three months ended September 30,

	2003	2002

Revenues	$21,769	$14,720
Operating income (loss)	3,324	(1,546)
Net income (loss)	4,800	(32)

On October 8, 2003, we signed a Stalking Horse Agreement with Koch Nitrogen Company ("Koch") to sell our interests in Point Lisas Nitrogen for an estimated cash amount of $92.0 million. On October 10, 2003, we filed motions with the Court seeking to approve the Stalking Horse Agreement and the auction and bid procedures for an auction of our Point Lisas Nitrogen interests. On November 6, 2003, the Court approved our request and set the auction date for December 10, 2003. If Koch is not the successful bidder at the auction, Koch will be entitled to an estimated break-up fee of approximately $3.8 million. At September 30, 2003, our investment in Point Lisas Nitrogen was $104.3 million. The outcome of the Stalking Horse Agreement with Koch is dependent on the bid and auction process and related Court approvals. Due to uncertainties surrounding our recovering the recorded carrying amount of our interest in Point Lisas Nitrogen, we have not recorded our share, approximately $2.4 million, of Point Lisas Nitrogen's earnings for the quarter ended September 30, 2003.

NOTE 11 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for September 30, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended September 30, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 24,503	$ 95,596	$ (21,065)	$ 99,034
Other	-	1,155	-	-	1,155
	-	25,658	95,596	(21,065)	100,189

Operating expenses:
Cost of products sold	-	26,580	95,906	(21,530)	100,956
Selling, general and
administrative	(341)	1,716	5,494	-	6,869
Other	-	5,089	5,755	-	10,844
	(341)	33,385	107,155	(21,530)	118,669
Operating income (loss)	341	(7,727)	(11,559)	465	(18,480)

Other (expense) income:
Interest, net	(5,190)	(41)	(114)	-	(5,345)
Other	(34,338)	(1,149)	78	36,063	654

Loss before income taxes and
reorganization expense	(39,187)	(8,917)	(11,595)	36,528	(23,171)

Reorganization expense	1,963	38	34,291	-	36,292

Loss before income taxes	(41,150)	(8,955)	(45,886)	36,528	(59,463)

Income tax (benefit) expense	(1,736)	2,774	(16,914)	(4,173)	(20,049)

Net loss	$ (39,414)	$ (11,729)	$ (28,972)	$ 40,701	$ (39,414)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	Three months ended September 30, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 30,702	$ 98,158	$ (31,334)	$ 97,526

Operating expenses:
Cost of products sold	-	31,568	96,526	(32,211)	95,883
Selling, general and
administrative	464	1,412	5,484	-	7,360
Other	-	2,176	3,169	-	5,345
	464	35,156	105,179	(32,211)	108,588
Operating loss	(464)	(4,454)	(7,021)	877	(11,062)

Other (expense) income:
Interest, net	(3,602)	(2,290)	(681)	-	(6,573)
Other	(8,543)	86	148	8,845	536

Loss before income taxes	(12,609)	(6,658)	(7,554)	9,722	(17,099)

Income tax expense (benefit)	10,896	(533)	(4,257)	300	6,406

Net loss	$ (23,505)	$ (6,125)	$ (3,297)	$ 9,422	$ (23,505)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 10,740	$ 1	$ 28	$ -	$ 10,769
Receivables, net	75,957	-	46,729	(86,818)	35,868
Inventories	-	17,654	39,203	601	57,458
Prepaid expenses and other
current assets	8,064	2,715	4,657	(493)	14,943

Total current assets	94,761	20,370	90,617	(86,710)	119,038

Investments in affiliates	153,364	67,154	97,585	(206,068)	112,035
Other assets	212,441	-	43,962	(248,185)	8,218
Assets held for sale	-	-	35,299	-	35,299
Property, plant and equipment, net	4,639	116,865	93,761	-	215,265

Total assets	$465,205	$ 204,389	$ 361,224	$(540,963)	$ 489,855

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$158,424	$ -	$ -	$ -	$ 158,424
Accounts payable	19,698	32,662	49,106	(83,472)	17,994
Accrued liabilities and other	1,379	1,525	4,463	(467)	6,900

Total current liabilities	179,501	34,187	53,569	(83,939)	183,318

Other long-term liabilities and
deferred credits	57,358	17,994	93,399	(126,520)	42,231
Liabilities subject to compromise	211,183	71,430	206,113	(241,583)	247,143

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,617	(660,332)	306,063
Accumulated deficit	(248,461)	(243,938)	(386,414)	630,352	(248,461)
Accumulated other
comprehensive loss	(12,245)	-	-	-	(12,245)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' equity	17,163	80,778	8,143	(88,921)	17,163

Total liabilities and
shareholders' equity	$ 465,205	$ 204,389	$ 361,224	$(540,963)	$ 489,855

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003
	Parent	Guarantor	Non-Guarantor
(Dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 6,073	$ 1	$ 28	$ -	$ 6,102
Receivables, net	39,204	-	72,215	(55,044)	56,375
Inventories	-	17,449	48,700	137	66,286
Prepaid expenses and
other current assets	4,095	1,091	3,925	(960)	8,151

Total current assets	49,372	18,541	124,868	(55,867)	136,914

Investments in affiliates	187,749	68,312	97,579	(242,131)	111,509
Other assets	228,011	-	16,638	(234,344)	10,305
Property, plant and equipment, net	4,841	120,064	164,457	-	289,362

Total assets	$ 469,973	$ 206,917	$ 403,542	$ (532,342)	$ 548,090

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$ 158,423	$ -	$ -	$ -	$ 158,423
Accounts payable	17,181	25,567	56,357	(83,369)	15,736
Accrued liabilities and other	22	1,042	3,577	(8)	4,633

Total current liabilities	175,626	26,609	59,934	(83,377)	178,792

Other long-term liabilities and
deferred credits	26,213	15,751	99,185	(77,759)	63,390

Liabilities subject to compromise	211,358	72,050	207,308	(241,584)	249,132

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,617	(660,332)	306,063
Accumulated deficit	(209,047)	(232,209)	(357,442)	589,651	(209,047)
Accumulated other
comprehensive loss	(12,046)	-	-	-	(12,046)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' equity	56,776	92,507	37,115	(129,622)	56,776

Total liabilities and
shareholders' equity	$ 469,973	$ 206,917	$ 403,542	$(532,342)	$ 548,090

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended September 30, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (39,414)	$ (11,729)	$ (28,972)	$ 40,701	$ (39,414)
Reconciliation of net loss
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(38,481)	5,082	26,505	30,745	23,851
Impairment of long-lived assets	-	-	34,022	-	34,022
Depreciation, depletion and
amortization	1,418	3,257	3,335	-	8,010
Change in deferred loss on
hedging activities, net of tax	(113)	-	-	-	(113)
Equity earnings in
unconsolidated affiliates	34,295	1,157	(6)	(36,062)	(616)
Deferred income taxes and
other	31,437	2,301	(17,446)	(35,384)	(19,092)
Net cash (used in) provided by
operating activities	(10,858)	68	17,438	-	6,648

Cash flows from investing activities:
Purchases of property, plant and
equipment	-	(58)	(1,995)	-	(2,053)
Proceeds from sale of assets	-	6	65	-	71
Net cash used in investing activities	-	(52)	(1,930)	-	(1,982)

Cash flows from financing activities:
Debt proceeds	1	-	-	-	1
Net change in affiliate notes	15,524	(16)	(15,508)	-	-
Net cash provided by (used in)
financing activities	15,525	(16)	(15,508)	-	1

Net increase in cash and cash
equivalents	4,667	-	-	-	4,667

Cash and cash equivalents -
beginning of period	6,073	1	28	-	6,102

Cash and cash equivalents -
end of period	$ 10,740	$ 1	$ 28	$ -	$ 10,769

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	Three months ended September 30, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (23,505)	$ (6,125)	$ (3,297)	$ 9,422	$ (23,505)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL. The following is management's discussion and analysis of results of operations and financial condition, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2003, in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

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

Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization. The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which will permit us to continue as a viable business organization. The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days from the Petition Date, or such time as the Court orders. In October 2003, the Court extended the Debtors' exclusivity period to file a plan of reorganization until December 11, 2003, or until such time as the Court issues its final ruling. Although we expect to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, whether the plan will be approved by the various classes of creditors and equity holders, or whether it will be approved or confirmed by the Court. If the exclusivity period were to be terminated without confirmation of a plan of reorganization, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization. Our plan of reorganization could substantially change the amounts and characterization of liabilities disclosed in the accompanying consolidated financial statements.

On October 8, 2003, we signed an agreement with Koch Nitrogen Company ("Koch") to sell our interests in Point Lisas Nitrogen for an estimated cash amount of $92.0 million (the "Stalking Horse Agreement"). On October 10, 2003, we filed motions with the Court seeking to approve the Stalking Horse Agreement and the auction and bid procedures for an auction of our Point Lisas Nitrogen interests. On November 6, 2003, the Court approved our request and set an auction date of December 10, 2003. If Koch is not the successful bidder at the auction, Koch will be entitled to an estimated break-up fee of approximately $3.8 million. At September 30, 2003, our investment in Point Lisas Nitrogen was $104.3 million. The outcome of the Stalking Horse Agreement with Koch is dependent on the bid and auction process and related Court approvals. Due to uncertainties surrounding our recovering the recorded carrying amount of our interests in Point Lisas Nitrogen, we have not recorded our share, approximately $2.4 million, of Point Lisas Nitrogen's earnings for the quarter ended September 30, 2003.

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

SEGMENTS. Our operations are organized into four strategic business units: nitrogen, phosphate, potash and melamine. Our nitrogen business unit produces nitrogen products that are sold to fertilizer dealers, distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports approximately half of this production through a separate export association, Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products that are sold to farmers, fertilizer dealers, distributors, and industrial accounts for use primarily in the southern and western regions of the United States and into export markets. During fiscal 2003, we purchased a melamine crystal production facility. Melamine crystal is a raw material for manufacturers in the construction/remodeling and automotive industries. The production of melamine did not begin until late June 2003.

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

We have identified and described the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these related disclosures. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. Details regarding these policies are described in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations during the three-month period ended September 30, 2003, except as described below.

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

At September 30, 2003, we evaluated the recoverability of our long-lived assets and determined that certain of those assets were impaired. We recognized an impairment charge totaling $34.0 million relating to our potash assets located in Carlsbad, New Mexico.

The impairment analysis has been prepared on a going concern basis, and our carrying value for our long-lived assets is presumed to be recoverable through future cash flows. If we do not continue as a going concern, further impairment charges may be necessary.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

OVERVIEW. For the quarter ended September 30, 2003, we incurred a net loss of $39.4 million (or $1.55 per diluted share) compared to a net loss of $23.5 million (or $0.90 per diluted share) for the same quarter during the prior year. Net sales increased to $99.0 million for the quarter ended September 30, 2003, from $97.5 million for the quarter ended September 30, 2002. We incurred an operating loss of $18.5 million for the quarter ended September 30, 2003, compared to an operating loss of $11.1 million for the quarter ended September 30, 2002.

NET SALES

OVERVIEW. Our net sales increased 2% to $99.0 million for the quarter ended September 30, 2003, from $97.5 million for the quarter ended September 30, 2002. This increase was primarily the result of higher average sales prices for our nitrogen and DAP products, partially offset by lower sales volumes for these products.

The following tables summarize our sales results by product categories for the three months ended September 30:

			%
	2003	2002	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$ 54,158	$ 53,738	1%
DAP	25,433	27,175	(6)%
Potash	16,473	16,409	0%
Melamine	2,279	-	100%
Other	691	204	239%

Net Sales	$ 99,034	$ 97,526	2%

			%
	2003	2002	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Anhydrous ammonia	179	158	13%
Ammonium nitrate	91	147	(38)%
Urea	13	86	(85)%
Nitrogen solutions	10	120	(92)%
Nitric acid	6	5	20%
Total Nitrogen	299	516	(42)%

DAP	157	187	(16)%
Potash	196	192	2%
Melamine (pounds)	5,038	-	100%

			%
	2003	2002	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 181	$ 104	74%
DAP	$ 162	$ 145	12%
Potash	$ 84	$ 85	(1)%
Melamine (per pound)	$ 0.45	$ -	100%

NITROGEN. Our nitrogen net sales increased 1% as a result of a 74% increase in sales prices offset by a 42% decrease in sales volumes. A decrease in U.S. nitrogen production, along with a tightening of world supply/demand balances, led to these nitrogen price increases. In late June 2003, we shut down significant portions of our Yazoo City facility in an effort to manage inventory levels in response to high natural gas cost and as a result of a poor spring demand. This allowed us to conserve cash flow during the negotiation of our debtor-in-possession credit facility with a group of lenders. The Yazoo City facility returned to production in late September 2003. As a result, sales volumes for ammonium nitrate and nitrogen solutions were negatively affected. In addition, total nitrogen inventories were down 42% from the same prior-year period.

Our ammonia sales volumes increased 13%, and our ammonia sales prices increased 75%. Substantially all of our ammonia sales are to industrial customers. During the quarter, we saw an increase in demand from our industrial customers over the prior-year period as world economies showed signs of improving. We had more product available for sale due to higher production rates at Point Lisas Nitrogen in Trinidad, increased third party purchases and decreased urea production at our nitrogen facility in Donaldsonville, Louisiana. Ammonia prices increased over the prior-year period as a result of reduced supply in the world markets caused by downtime during the first quarter. This downtime was the result of maintenance turnarounds, raw material supply issues, and mechanical problems at various production plants.

Ammonium nitrate sales volumes decreased 38%, while sales prices increased 41%. The decrease in sales volumes is due to lower production as mentioned above. According to The Fertilizer Institute, an industry trade group, U.S. ammonium nitrate production decreased 10% for the July to September 2003 time period compared to the same prior-year period. This decreased production, along with uncertainty over U.S. natural gas prices, led to the increase in sales prices of 41% over the prior-year period.

Urea sales volumes decreased 85%, and sales prices increased 51%. The decrease in sales volumes is due to the closure of our prilled urea facility in February of 2003. The increase in sales prices was a result of lower urea supplies due to our urea prilling closure and the closure of several other U.S. urea plants.

Nitrogen solutions sales volumes decreased 92%, while sales prices increased 29%. Sales volumes decreased because of production cutbacks at our Yazoo City production facility during the quarter. This decrease in production, along with uncertainty over U.S. natural gas prices, led to the increase in sales prices of 29% over the prior-year period.

PHOSPHATES. DAP sales volumes decreased 16%, while sales prices increased 12%. Mechanical problems and limited availability of certain raw materials (sulfuric acid and sulfur) resulted in decreased production. Sales prices were higher because of a tightened supply/demand balance and higher raw material prices.

POTASH. Our potash sales volumes increased 2%, and sales prices decreased 1%. Sales volumes increased due to stronger domestic demand and market concern that sufficient product would not be available due to the shutdown of our mines in June 2003. As a result of weak demand, inventory levels became very high by June 2003. In an effort to manage cash flow from operations, we shut down the potash mines until we could reduce our inventory levels. The West potash mine was restarted in late July 2003, and the East potash mine was restarted in early October 2003. Prices decreased due to the product mix of the inventory available to sell.

MELAMINE. In June 2003, we began producing melamine crystal, a raw material for manufacturers in the construction/ remodeling and automotive industries. During the quarter ended September 30, 2003, we sold 5.0 million pounds of melamine at an average price of $0.45 per pound. Sales have been below expectations due to the slow economy and our being a new entrant into the market. We expect volume to increase over the next several months.

OTHER REVENUES

Our other revenues consist of facility fees earned from our facility that was placed in service during the third quarter of fiscal 2003, that supplies nitrogen tetroxide to the United States Department of Defense.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $101.0 million for the quarter ended September 30, 2003, from $95.9 million for the quarter ended September 30, 2002. As a percentage of net sales, cost of products sold increased to 102% for the quarter ended September 30, 2003, from 98% for the quarter ended September 30, 2002. This increase was primarily the result of higher costs per ton for our nitrogen and DAP products, partially offset by higher sales prices for our nitrogen and DAP products. During the quarter ended September 30, 2003, the average natural gas price for our domestic operations, net of futures gains and losses, increased 74% to $5.20 from $2.98 per MMBtu over the quarter ended September 30, 2002.

NITROGEN. Our nitrogen costs per ton increased 78% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 76% from $2.96 to $5.20 per MMBtu. In addition, we purchased more anhydrous ammonia at higher prices in the current year due to lower production at our nitrogen plants. In late June 2003, we shut down significant portions of our Yazoo City facility in an effort to manage inventory levels in response to high natural gas cost and as a result of poor spring demand. The Yazoo City facility returned to production in late September 2003. During the three-month period ended September 30, 2002, we recorded a higher-than-normal recovery and sale of precious metals used as catalysts at our Yazoo City production facility.

During the quarter ended September 30, 2003, we did not record equity earnings from our joint venture anhydrous ammonia plant in Trinidad because of an agreement we have entered into to sell our interests in this facility. During the quarter ended September 30, 2002, we recorded a $16,000 loss from our Trinidad facility due to a scheduled maintenance turnaround.

PHOSPHATES. Our DAP costs per ton increased 23% for the quarter ended September 30, 2003. This increase was primarily the result of lower production rates caused by mechanical problems and higher raw material costs, primarily for ammonia and sulfur.

POTASH. Our potash costs per ton decreased 7% for the quarter ended September 30, 2003. This decrease was primarily the result of selling in the current year more tons from the West plant, which produces a lower cost product. In addition, we shut down the potash mines in late June 2003, until we could reduce our inventory levels. The West potash mine was restarted in late July 2003, and the East potash mine was restarted in early October 2003.

MELAMINE. Melamine production costs early in the quarter were close to projected amounts; however, in order to control inventory, we curtailed production in mid-August. Sales increased during September and October, and production resumed the first week in November. The major cost components in melamine include natural gas, anhydrous ammonia and urea melt.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $6.9 million for the quarter ended September 30, 2003, from $7.4 million for the quarter ended September 30, 2002. This decrease resulted primarily from reduced labor costs. We also had lower costs for professional consultants, insurance, taxes other than income and corporate memberships. These lower costs were partially offset by higher retirement expense. Due to the freezing of our retirement benefits in April 2003, we are required to recognize in the current year all unamortized prior service cost. As a percentage of net sales, selling, general and administrative expenses decreased to 7% at September 30, 2003, from 8% at September 30, 2002.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $10.8 million for the quarter ended September 30, 2003, from $5.3 million for the quarter ended September 30, 2002. This increase resulted from an increase in idle plant costs. During the quarter ended September 30, 2003, the majority of our anhydrous ammonia, nitric acid, urea and nitrogen solutions production facilities in Yazoo City were temporarily idled primarily as a result of the unfavorable relationship between product prices and the cost of natural gas. Our potash and melamine production facilities were idled temporarily to control inventory.

INTEREST, NET

Our net interest expense for the quarter ended September 30, 2003, decreased to $5.3 million from $6.6 million for the quarter ended September 30, 2002. During the quarter ended September 30, 2003, we only recorded interest expense on our Pre-Petition Harris Facility as required by the DIP Credit Facility. Our weighted average interest rate was 9.65% on this debt. During the quarter ended September 30, 2003, we did not record any interest expense on our Senior Notes and 1998 IRBs due to our bankruptcy filing. As a result, our net interest expense was lower as compared to the quarter ended September 30, 2002.

OTHER INCOME

Other income increased to $654,000 from $536,000. This increase was primarily the result of higher equity earnings from our 50% owned ammonia storage terminal in Pasadena, Texas.

REORGANIZATION EXPENSE

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in the consolidated statement of operations. Reorganization expense for the three months ended September 30, 2003, was approximately $36.3 million and consisted of a $34.0 million impairment of our potash long-lived assets and approximately $2.3 million for legal and other professional fees.

INCOME TAX (BENEFIT) EXPENSE

For the quarter ended September 30, 2003, our income tax benefit was $20.0 million, as compared to income tax expense of $6.4 million for the quarter ended September 30, 2002. This income tax benefit is primarily the result of our net losses. Income tax expense for the quarter ended September 30, 2002 is primarily the result of U.S. taxes on cumulative foreign earnings, partially offset by tax benefits resulting from our net losses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had cash and cash equivalents of $10.8 million, compared to $6.1 million at June 30, 2003, an increase of approximately $4.7 million.

OPERATING ACTIVITIES

Our net cash provided by operating activities was $6.6 million for the three-month period ended September 30, 2003. Our net cash used in operating activities was $2.1 million for the three-month period ended September 30, 2002, and included a $14.9 million refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002.

INVESTING ACTIVITIES

Our net cash used in investing activities was $2.0 million for the three-month period ended September 30, 2003, and included $2.1 million in capital expenditures. These expenditures included normal improvements and modifications to our facilities deemed necessary for safe and efficient operations. These expenditures were partially offset by $71,000 in proceeds from the sale of non-core assets. For the three-month period ended September 30, 2002, our net cash used in investing activities was $3.6 million, and included $4.1 million in capital expenditures for normal improvements and modifications to our facilities deemed necessary for safe and efficient operations, partially offset by $533,000 for other miscellaneous activities.

FINANCING ACTIVITIES

Our net cash provided by financing activities was $1,000 for the three-month period ended September 30, 2003, which reflected a draw on our letter of credit under the Pre-Petition Harris Facility. Our net cash provided by financing activities was $7.5 million for the three-month period ended September 30, 2002, which reflected the excess of debt borrowings over our payments under the Pre-Petition Harris Facility.

          Debtor-in-Possession Financing Facility.

          On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility"). As of the date of this filing, the DIP Lenders are also lenders under the Pre-Petition Harris Facility (the "Pre-Petition Lenders"). On August 13, 2003, the Court denied our request for a Final Order with regard to the Interim Credit Facility, but granted us authority to use our cash collateral (i.e., cash and proceeds of inventory and receivables) for ordinary course operations through October 3, 2003. On October 2, 2003, the Court entered a Final Order that approved certain amendments to the Interim Credit Facility and permits borrowings of up to $32.5 million (the "DIP Credit Facility"). The DIP Credit Facility is a revolving credit facility that terminates upon the earlier to occur of (a) June 30, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the DIP Lenders terminate the DIP Credit Facility in connection with an event of default thereunder. Mississippi Chemical Corporation is the borrower under the DIP Credit Facility and its subsidiaries who are Debtors are guarantors.

          Maximum Borrowings. The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $32.5 million, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) a scheduled excess collateral availability requirement, minus (iv) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventory in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) an amount equal to six months' rent for all leased facilities where inventory is kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The DIP Commitment is subject to certain mandatory reductions described below under the heading "Covenants".

          Rates and Fees. The DIP Credit Facility bears interest at rates equal to the prime commercial rate from time to time in effect plus 4%. Upon entry of the Interim Order, we paid a facility fee of $75,000 (of this amount, $60,000 was refunded to us during the quarter ended September 30, 2003) to Harris Trust and Savings Bank, as "DIP Agent." Upon entry of the Final Order, we paid an additional fee of $375,000 to the DIP Lenders and an additional administrative fee of $75,000 to the DIP Agent. The DIP Credit Facility also has a commitment fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

          Collateral Security and Guarantees. Pursuant to the Final Order, the DIP Lenders have been granted superpriority claim status in the Case with a first lien on substantially all of the Debtors' assets (including all cash collateral and proceeds of inventory and accounts receivable). Our use of cash collateral and proceeds of inventories and accounts receivable generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility. All of our subsidiaries which are Debtors have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the Pre-Petition Lenders have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Lenders and certain liens permitted under the DIP Credit Facility.

          Covenants. The DIP Credit Facility (a) restricts our ability to incur debt, (b) requires us to generate certain minimum levels of EBITDA, as defined in the agreement, as detailed below in this paragraph for so long as the amount of obligations under the Pre-Petition Harris Facility exceeds $67.5 million, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits the amount of capital expenditures as detailed below in this paragraph, (e) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business) as detailed below in this paragraph, (f) permits the voluntary prepayment of the DIP Credit Facility without penalty, (g) requires that the obligations under the Pre-Petition Harris Facility be reduced according to a schedule, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities. The minimum cumulative EBITDA requirements are as follows:

	If No Sale of Interests	If Sale of Interests
For October 1, thru the period ending	in Point Lisas Nitrogen	in Point Lisas Nitrogen

October 31, 2003	$(750,000)	$(1,250,000)
November 30, 2003	$20,000	$(480,000)
December 31, 2003	$1,040,000	$540,000
January 31, 2004	$2,960,000	$2,440,000
February 29, 2004	$3,610,000	$2,980,000
March 31, 2004	$2,730,000	$2,260,000
April 30, 2004	$3,800,000	$3,140,000
May 31, 2004	$3,840,000	$3,170,000
June 30, 2004	$3,660,000	$3,020,000

Our cumulative capital expenditures are limited as follows:

Cumulative
For October 1, thru the period ending	Maximum Permitted

October 31, 2003	$2,800,000
November 30, 2003	$5,300,000
December 31, 2003	$6,400,000
January 31, 2004	$7,100,000
February 29, 2004	$7,700,000
March 31, 2004	$9,000,000
April 30, 2004	$9,600,000
May 31, 2004	$10,300,000
June 30, 2004	$10,800,000

We must maintain an excess collateral availability amount under our borrowing base according to the following schedule:

Required Excess
Period Ending	Collateral Availability

October 31, 2003	$35,120,000
November 30, 2003	$32,980,000
December 31, 2003	$32,660,000
January 31, 2004	$31,990,000
February 29, 2004	$31,270,000
March 31, 2004	$30,900,000
April 30, 2004	$32,900,000
May 31, 2004	$35,510,000
June 30, 2004	$36,930,000

The DIP Credit Facility requires us to market and dispose of specified assets in order to reduce our debt under the DIP Credit Facility and the Pre-Petition Harris Facility. Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1.0 million shall be applied to the Pre-Petition Harris Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility are otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds shall be applied to the Pre-Petition Harris Facility. As a result of any such sale, the DIP Commitment shall be automatically and permanently reduced by the amount of each such payment with a corresponding reduction in the DIP Commitment of each DIP Lender. In the event of a disposition of our interest in Point Lisas Nitrogen, all net cash proceeds must be applied to the Pre-Petition Harris Facility.

               Standstill Agreement. In connection with entering into the DIP Credit Facility, we entered into an agreement with the Pre-Petition Lenders pursuant to which such lenders agreed not to take any action to enforce their rights under the MCHI guaranty, given in connection with the Pre-Petition Harris Facility. Upon the termination of the DIP Credit Facility or in the case of certain defaults, the Pre-Petition Lenders may enforce the MCHI Guaranty. In the event that MCHI receives proceeds from a refinancing or disposition event with respect to Point Lisas Nitrogen, MCHI has agreed to apply such proceeds to the Pre-Petition Harris Facility.

               Pre-Petition Harris Facility.

               As of the Petition Date, we had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158.4 million. The Pre-Petition Harris Facility bears interest at rates related to the Prime Rate. As of September 30, 2003, our weighted average interest rate was 9.65% (which includes the default rate) and we had borrowings outstanding in the amount of $158.4 million. The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, we can no longer borrow under the Pre-Petition Harris Facility. As adequate protection for the use of the Pre-Petition Lenders' cash collateral, we are required to pay interest on the Pre-Petition Harris Facility. Interest is paid monthly in arrears at the non-default rate (Prime Rate + 5% on the first $105 million until this debt is reduced to $52.5 million at which point such rate is Prime Rate + 3%, with the balance of this debt subject to an interest rate of Prime Rate + 1%). An additional 2% of default rate interest accrues until payoff of the Pre-Petition Harris Facility. Since the Pre-Petition Harris Facility is a secured facility, it has not been classified as a liability subject to compromise on our consolidated balance sheets.

               The Industrial Revenue Bonds

               In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our east phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs mature on March 1, 2002, and carry a 5.8% fixed rate of interest. The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008 to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. The bankruptcy filing was an event of default under the industrial revenue bonds. At September 30, 2003 and June 30, 2003, the industrial revenue bonds are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

               The Senior Notes

               On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Pre-Petition Harris Facility. As a result of our bankruptcy filing, we did not make the semi-annual interest payment due on May 15, 2003, and were in default under the Senior Notes. At September 30, 2003 and June 30, 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

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

               As a result of our filing bankruptcy, we are in default under our ammonia offtake agreement with Point Lisas Nitrogen. The bankruptcy filing also resulted in a default on Point Lisas Nitrogen's loan with Ex-Im Bank. Because of this default, the total loan obligation to Ex-Im Bank continues to be classified as a current liability on Point Lisas Nitrogen's balance sheet. At September 30, 2003, we were in arrears to Point Lisas Nitrogen under the ammonia offtake agreement in the amount of approximately $2.6 million. As a consequence, we paid market prices for ammonia from the Petition Date through September 30, 2003, and were not able to recover amounts paid in previous years that were in excess of prevailing market prices. As a result of entering into the Stalking Horse Agreement (as defined below), payment of the cure amount under the offtake agreement, and upon satisfaction of other conditions, Koch and Ex-Im Bank agreed to permit us to recover amounts paid in previous years that were in excess of prevailing market prices on purchases after October 1, 2003. As of the date of this filing, Ex-Im Bank has not demanded payment of the debt. Point Lisas Nitrogen is continuing to repay the loan obligation with Ex-Im Bank based on the original repayment schedule.

               On October 8, 2003, we signed a Stalking Horse Agreement with Koch to sell our interests in Point Lisas Nitrogen for an estimated cash amount of $92.0 million. On October 10, 2003, we filed motions with the Court seeking to approve the Stalking Horse Agreement and the auction and bid procedures for an auction of our Point Lisas Nitrogen interests. On November 6, 2003, the Court approved our request and set the auction date for December 10, 2003. If Koch is not the successful bidder at the auction, Koch will be entitled to an estimated break-up fee of approximately $3.8 million. At September 30, 2003 and June 30, 2003, our investment in Point Lisas Nitrogen was $104.3 million. The outcome of the Stalking Horse Agreement with Koch is dependent on the bid and auction process and related Court approvals. Due to uncertainties surrounding our recovering the recorded carrying amount of our interest in Point Lisas Nitrogen, we have not recorded our share, approximately $2.4 million, of Point Lisas Nitrogen's earnings for the quarter ended September 30, 2003.

                Liquidity

               Based on natural gas and product market prices as of the date of this filing, and our current gas hedge positions, we believe that our existing cash, cash generated from operations, and cash available under the DIP Credit Facility should be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2004. Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations. We estimate our capital expenditure requirements for fiscal 2004 to be approximately $12.0 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations. Our ability to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, compliance with the covenants under the DIP Credit Facility, the ability to sustain cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees. No assurance can be given that we will be successful in reorganizing our businesses and successfully emerging from the bankruptcy proceedings.

OUTLOOK

For the remainder of fiscal 2004, there are positive factors in the agricultural outlook. World grain stock to use ratio is expected to be at one of the lowest levels in the last twenty years. This ratio, combined with a better economic outlook for the domestic farming community, in part because of the Farm Security and Rural Investment Act of 2002, should result in stronger agricultural fundamentals than have existed for several years.

Notwithstanding this positive outlook, the volatility in natural gas prices is still prevalent. As we move into the winter of fiscal 2004, weather, oil prices, and the U.S. economic recovery are among the important influences on natural gas prices. Despite the fact that gas inventories are normal by historical standards, natural gas prices remain at high levels. To maximize results in the current environment, we continue to determine operating levels for our nitrogen plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. We believe that world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online.

Approximately half of our DAP is sold into the export markets by PhosChem. DAP fundamentals appeared weak at quarter's end and prices have softened. This is due to increased production by domestic producers, lower-than-anticipated Chinese purchases, and lower U.S. applications due to wet weather conditions.

The success of our potash segment will depend primarily on the market's ability to hold recent product price increases and the continued improvement of ore grades mined.

Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable language. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) our ability to operate pursuant to the terms of the DIP Credit Facility, (ii) operating constraints, costs and uncertainties associated with the Case, (iii) our ability to develop, prosecute, confirm and consummate a plan of reorganization, (iv) our ability to receive trade credit, (v) our ability to maintain contracts that are critical to our operation, (vi) changes in matters which affect the global supply and demand of fertilizer products, (vii) high natural gas prices and the volatility of the natural gas market, (viii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U. S. government policies, weather, and changes in agricultural production methods, (ix) possible unscheduled plant outages and other operating difficulties, (x) price competition and capacity expansions and reductions from both domestic and international competitors, (xi) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (xii) the relative unpredictability of international and local economic conditions, (xiii) the relative value of the U.S. dollar, (xiv) regulations regarding the environment and the sale and transportation of fertilizer products, (xv) oil costs and the impact of war in the Middle East, (xvi) the continuing efficacy of unfair trade remedies, and the outcome of pending unfair trade remedy (antidumping) cases, and (xvii) other important factors affecting the fertilizer industry and us as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

OVERVIEW. We are exposed to changes in natural gas prices and interest rates. For more information about how we manage specific risk exposures, see "Critical Accounting Policies - Hedging Activities," Note 17 - Hedging Activities, and Note 8 - Credit Agreements and Long-Term Debt, in our Notes to Consolidated Financial Statements appearing in Item 8 of our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

NATURAL GAS. To manage our natural gas price risks, we enter into derivative transactions as the opportunity arises. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments that mature at various dates. We do not hold or issue derivative financial instruments for trading purposes. We maintain formal policies with respect to entering into and monitoring derivative transactions. Our derivative transactions are intended to hedge our future natural gas costs. The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices. Pursuant to an order of the Court, we are subject to volume limitations on our natural gas hedge positions and may only hedge natural gas on a rolling two-month basis.

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At September 30, 2003, the fair value of open positions was calculated by valuing each position using September 30, 2003, quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties. We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $1.0 million at September 30, 2003. Changes in the fair value of such derivative instruments have a high correlation to changes in the spot price of natural gas purchased, which prices are affected by a variety of factors including weather conditions, oil prices, industrial production levels, and the state of the U.S. economy.

INTEREST. At September 30, 2003, our weighted average interest rate was 9.65% under the Pre-Petition Harris Facility. Under the Pre-Petition Harris Facility, our rates are related to the Prime Commercial Rate, plus an increased margin. The DIP Credit Facility bears interest at rates equal to the Prime Rate from time to time in effect plus 4%. For more information on our debt subject to a variable rate of interest, see the heading "Liquidity and Capital Resources - The Pre-Petition Harris Facility," in Part I, Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Charles O. Dunn, our President and Chief Executive Officer, and Timothy A. Dawson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Dunn and Dawson concluded that our disclosure controls were effective.

INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

As a result of the commencement of our voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as further described under "Part I. Item II. Management's Discussion and Analysis of Results of Operations and Financial Condition - Chapter 11 Reorganization," we are currently in default on $159.9 million of indebtedness under the Amended Harris Facility, $14.5 million of indebtedness under our industrial revenue bonds, and $200.0 million of indebtedness under the Senior Notes. The bankruptcy filing caused a default under substantially all of our debt agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  See Index of Exhibits on page 39.
  No reports on Form 8-K have been filed for the quarter for which this report is filed, except for the Forms 8-K filed on July 15 (filing May 2003 operating report and describing certain production changes regarding our Potash Assets), August 18 (filing June 2003 operating report), September 3 (filing July 2003 operating report), September 5 (describing certain statements made by a Company representative to an industry trade journal regarding negotiations with lenders and our liquidity position), and September 16, 2003 (filing August 2003 operating report and describing certain production changes regarding our nitrogen and Potash Assets).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MISSISSIPPI CHEMICAL CORPORATION

Date: November 19, 2003	By: /s/ Timothy A. Dawson
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
4.6

Agreement and Resignation, Appointment and Acceptance dated as of June 24, 2003, among the Company, BankcorpSouth Bank as the Resigning Trustee, and HSBC Bank USA (f/k/a Marine Midland Bank) as the Successor Trustee under the Indenture dated as of November 15, 1997, governing the Company's 7-1/4% debt securities due November 15, 2017; filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
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

*
10.8

Amended and Restated Credit Agreement, dated as of November 15, 2002, among the Company and the Lenders Party Thereto and Harris Trust and Savings Bank, individually and as Administrative Agent; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, SEC File No. 001-12217, and incorporated herein by reference.

*
10.9

First Amendment to Amended and Restated Credit Agreement and Waiver dated as of April 14, 2003, among the Company and the Lenders Party Thereto and Harris Trust and Savings Bank, individually and as Administrative Agent; filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

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

*
10.12

Assumption and Supplemental Guaranty Agreement of the Company's subsidiary, Melamine Chemicals, Inc., dated as of April 21, 2003; filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC File No. 001.12217, and incorporated herein by reference.

*
10.13

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
10.14

Revised First Amendment to Post-Petition Credit Agreement and Waiver, dated as of October 2, 2003, among the Company and each of its subsidiaries executing said Agreement, the several banks and other financial institutions or entities from time to time parties to said Agreement, and Harris Trust and Savings Bank, individually and as Agent for the Lenders.(5)

+
10.15

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

*
10.16

Stock and Asset Purchase Agreement, by and between Mississippi Chemical Corporation, as Seller, and Koch Nitrogen Company, as Buyer, dated October 8, 2003, pursuant to which Buyer will purchase all of Seller's interests in Point Lisas Nitrogen Limited, which owns and operates an anhydrous ammonia production facility in the Republic of Trinidad and Tobago.

+
10.17

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

*
31.1	Certification of Chief Executive Officer pursuant to Rule 13e-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+
31.2	Certification of Chief Financial Officer pursuant to Rule 13e-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

* Incorporated by reference.

+ Attached as an exhibit to this 10-Q filing.

(1) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information was redacted from the first, second and third paragraphs of Article IV, Article VII, Article VIII, and from the second and third paragraphs of Article IX, and an application for confidential treatment was filed separately with, and granted by, the SEC. The Agreement in its redacted form was originally filed as Exhibit 10.1 to the Company's Form 8 Amendment of its Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 2-7803, and a complete copy was filed separately with the Secretary of the SEC in connection with our application objecting to disclosure of confidential business information. Our original application for confidential treatment was granted for a term ending June 30, 2001. We filed a new Application Objecting to the Disclosure of Confidential Information and Request for Extension of Previously Granted Order for Confidential Treatment, which request was granted on October 17, 2001.

(2) Amendment No. 1, with confidential business information redacted, was originally filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K. The redacted information was later disclosed; therefore, Amendment No. 1 in its entirety was filed with the SEC.

(3) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information was redacted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment was filed separately with, and granted by, the SEC.

(4) Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information was redacted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment was filed separately with, and granted by, the SEC.

(5)   Pursuant to the Securities Exchange Act of 1934, Ruled 24b-2, confidential business information was redacted from Sections 1.5, 1.7, 1.17, 1.24, and 1.25, and an application for confidential treatment was filed separately with the Secretary of the SEC.