Form 10-Q
period 2003-12-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2004-02-17
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2003

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

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

               The number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2004.

Class	Number of Shares
Common Stock, $0.01 par value	24,250,109

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page
			Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Consolidated Financial Statements

		Consolidated Statements of Operations	3
		Three months ended December 31, 2003 and 2002 and
		Six months ended December 31, 2003 and 2002

		Consolidated Balance Sheets	4 - 5
		December 31, 2003 and June 30, 2003

		Consolidated Statements of Shareholders' Equity (Deficit)	6
		Fiscal Year ended June 30, 2003 and
		Six months ended December 31, 2003

		Consolidated Statements of Cash Flows	7
		Six months ended December 31, 2003 and 2002

		Notes to Consolidated Financial Statements	8 - 34

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	35 - 55

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	56

	Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION:

	Item 3.	Defaults Under Senior Securities	57

	Item 6.	Exhibits and Reports on Form 8-K	57

	Signatures		57

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002
Revenues:	(In thousands, except per share data)
Net sales	$127,579	$101,753	$210,140	$182,869
Other	1,118	-	2,273	-
	128,697	101,753	212,413	182,869
Operating expenses:
Cost of products sold	103,229	101,400	189,256	181,664
Selling, general and administrative	5,006	6,954	10,743	13,411
Impairment of long-lived assets (see Note 5)	-	12,351	-	12,351
Other	1,204	346	8,471	5,609
	109,439	121,051	208,470	213,035
Operating income (loss)	19,258	(19,298)	3,943	(30,166)

Other (expense) income:
Interest, net	(4,996)	(6,274)	(10,341)	(11,587)
Other	453	4,060	1,104	4,603

Income (loss) from continuing operations before
reorganization expense and income taxes	14,715	(21,512)	(5,294)	(37,150)

Reorganization expense (see Note 9)	8,563	-	10,638	-

Income (loss) from continuing operations
before income taxes	6,152	(21,512)	(15,932)	(37,150)

Income tax expense (benefit) (see Note 10)	21,565	(8,042)	14,815	(770)

Loss from continuing operations	(15,413)	(13,470)	(30,747)	(36,380)

Discontinued operations (see Note 12):
Income (loss) from operations, net of
income tax expense (benefit) of $869,
$(111), $(12,429) and $(977), respectively	2,026	(702)	(22,055)	(1,297)

Loss on disposal, net of income tax of $6,314	(11,728)	-	(11,728)	-

Loss from discontinued operations	(9,702)	(702)	(33,783)	(1,297)

Net loss	$(25,115)	$(14,172)	$ (64,530)	$ (37,677)

Loss per share from continuing
operations - basic and diluted (see Note 6)	$ (0.63)	$ (0.51)	$ (1.23)	$ (1.39)
Loss per share from discontinued operations -
basic and diluted (see Note 6)	$ (0.40)	$ (0.03)	$ (1.36)	$ (0.05)

Net loss per share (see Note 6)	$ (1.03)	$ (0.54)	$ (2.59)	$ (1.44)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	December 31,	June 30,
	2003	2003
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 3,987	$ 6,102
Accounts receivable, net	48,496	56,375

Inventories:
Finished products	11,226	29,121
Raw materials and supplies	5,920	6,415
Replacement parts	26,646	30,750
Total inventories	43,792	66,286

Prepaid expenses and other current assets	17,379	5,039
Deferred income taxes	10,402	3,112
Assets of discontinued operations	29,762	-

Total current assets	153,818	136,914

Investments in affiliates	118,157	111,509

Other assets	8,126	10,305

Property, plant and equipment, at cost	536,049	695,919
less accumulated depreciation, depletion and
amortization	(326,488)	(406,557)
Property, plant and equipment, net	209,561	289,362

	$ 489,662	$ 548,090

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

	December 31,	June 30,
	2003	2003
	(In thousands, except per share data)

Current liabilities:
Long-term debt due within one year	$165,124	$158,423
Accounts payable	19,977	15,736
Accrued liabilities	9,790	4,633
Liabilities of discontinued operations	3,800	-
Total current liabilities	198,691	178,792

Other long-term liabilities and deferred credits	35,084	36,872

Deferred income taxes	29,365	26,518

Liabilities subject to compromise	234,503	249,132

Shareholders' (deficit) equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,981)	280	280
Additional paid-in capital	306,063	306,063
Accumulated deficit	(273,577)	(209,047)
Accumulated other comprehensive loss, net	(12,273)	(12,046)
Treasury stock, at cost (3,731 and 1,769 shares)	(28,474)	(28,474)
Total shareholders' (deficit) equity	(7,981)	56,776

	$489,662	$548,090

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2003

AND THE SIX MONTHS ENDED DECEMBER 31, 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
			(In thousands)

Balances, July 1, 2002	$ 280	$ 305,901	$(102,577)	$ 4,983	$(29,111)	$ 179,476
Comprehensive loss:
Net loss	-	-	(105,853)	-	-	(105,853)
Net change in
unrealized loss on
hedges, net of tax
benefit of $2,910	-	-	-	(4,853)	-	(4,853)
Deferred pension
liability, net of tax
benefit of $6,557	-	-	-	(12,176)	-	(12,176)

Comprehensive loss	-	-	(105,853)	(17,029)	-	(122,882)

Stock-based
compensation	-	162	-	-	-	162
Treasury stock, net	-	-	(617)	-	637	20

Balances, June 30, 2003	280	306,063	(209,047)	(12,046)	(28,474)	56,776
Comprehensive loss:
Net loss	-	-	(64,530)	-	-	(64,530)
Net change in
unrealized loss on
hedges, net of tax
benefit of $131	-	-	-	(227)	-	(227)

Comprehensive loss	-	-	(64,530)	(227)	-	(64,757)

Balances,
December 31, 2003	$ 280	$306,063	$(273,577)	$ (12,273)	$(28,474)	$ (7,981)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ended December 31,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$ (64,530)	$ (37,677)
Reconciliation of net loss to net cash used in operating
activities:
Net change in operating assets and liabilities -
continuing operations	(3,849)	(28,937)
Net change in operating assets and liabilities -
discontinued operations	5,111	4,832
Impairment of long-lived assets	-	12,351
Refund of federal taxes pursuant to the Job
Creation and Workforce Assistance Act of 2002	-	14,871
Depreciation, depletion and amortization	13,981	20,576
Loss on impairment and sale of discontinued operations	52,065	-
Change in deferred gain on hedging activities,
net of tax	(114)	579
Deferred income taxes	(4,381)	(1,409)
Equity earnings in unconsolidated affiliates	(7,529)	(3,823)
Other	3,347	(2,367)

Net cash used in operating activities	(5,899)	(21,004)

Cash flows from investing activities:
Purchases of property, plant and equipment -
continuing operations	(3,148)	(6,833)
Purchases of property, plant and equipment -
discontinued operations	(540)	(2,995)
Proceeds from sale of assets	71	33
Other	700	1,000

Net cash used in investing activities	(2,917)	(8,795)

Cash flows from financing activities:
Debt proceeds	127,401	157,774
Debt payments	(120,700)	(125,532)

Net cash provided by financing activities	6,701	32,242

Net increase (decrease) in cash and cash equivalents	(2,115)	2,443

Cash and cash equivalents - beginning of period	6,102	1,989

Cash and cash equivalents - end of period	$ 3,987	$ 4,432

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation and its subsidiaries. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and six-month periods ended December 31, 2003 and 2002, our financial position at December 31, 2003 and June 30, 2003, our consolidated statements of shareholders' equity for the six months ended December 31, 2003 and the year ended June 30, 2003, and our cash flows for the six months ended December 31, 2003 and 2002. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2003, audited financial statements.

Our business is seasonal; therefore, the results of operations for the periods ended December 31, 2003, are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2 - BANKRUPTCY PROCEEDINGS

On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"). The cases are being administered jointly in Joint Case Number 03-02984 WEE, collectively ("Case"). As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession revolving credit financing of $32.5 million. On December 19, 2003, the Court entered a Final Order approving supplemental debtor-in-possession term loan financing of $96.7 million (the "Supplemental DIP Order").

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

Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization. The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which will permit us to continue as a viable business organization. The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days from the Petition Date, or such time as the Court orders. Upon motion of the Debtors, the Court extended the Debtors' exclusivity period to file a plan of reorganization until March 1, 2004, or until such time as the Court issues its final ruling. Although we expect to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, whether the plan will be approved by the various classes of creditors and equity holders, or whether it will be approved or confirmed by the Court. If the exclusivity period were to be terminated without confirmation of a plan of reorganization, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization. Our plan of reorganization could substantially change the amounts and characterization of assets and liabilities disclosed in the accompanying consolidated financial statements.

On October 8, 2003, we signed an agreement with Koch Nitrogen Company ("Koch") to sell our interests in Point Lisas Nitrogen Limited ("Point Lisas Nitrogen") for an estimated cash amount of $92.0 million, plus certain assumed liabilities (the "Koch Stalking Horse Agreement"). Subsequently, and in conjunction with the Supplemental DIP Order, we withdrew our motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of a break-up fee to Koch of approximately $3.8 million (the "Koch Break-Up Fee"). As a result of these events, in December 2003 we recorded our share, approximately $6.4 million, of Point Lisas Nitrogen's earnings for the six-month period ended December 31, 2003. Due to the pending sale, we did not record our equity earnings, approximately $2.4 million, for the quarter ended September 30, 2003.

On November 26, 2003, our subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered into a stalking horse agreement to sell substantially all of their assets to subsidiaries of Intrepid Mining LLC (the "Intrepid Stalking Horse Agreement"). The estimated purchase price is expected to be approximately $20 to $25 million. The Court entered a Bid Protection Order on December 23, 2003, approving the Intrepid Stalking Horse Agreement and the related auction and bid procedures. However, no competing bids were received by the January 26, 2004, competing bid deadline. On February 12, 2004, the Court entered a final sale order approving the sale of the Potash Assets. The actual purchase price and proceeds from this transaction will be adjusted for working capital levels on the closing date.

Our ability to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with debt covenants under the debtor-in-possession revolving credit facility and supplemental debtor-in-possession term loan, the ability to sustain positive cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees. No assurance can be given that we will be successful in reorganizing our affairs through the Chapter 11 bankruptcy proceedings. Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and implemented, the accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

NOTE 3 - CREDIT AGREEMENTS AND LONG-TERM DEBT DUE WITHIN ONE YEAR

DEBTOR-IN-POSSESSION CREDIT FACILITY

On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "Original DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility"). On August 13, 2003, the Court denied our request for a Final Order with regard to the Interim Credit Facility, but granted us authority to use our cash collateral (i.e., cash and proceeds of inventory and receivables) for ordinary course operations through October 3, 2003. On October 2, 2003, the Court approved certain amendments to the Interim Credit Facility to permit borrowings up to $32.5 million (the "DIP Credit Facility"). The DIP Credit Facility is a revolving credit facility that terminates upon the earlier to occur of (a) June 30, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the lenders terminate the DIP Credit Facility in connection with an event of default thereunder. Mississippi Chemical Corporation is the borrower under the DIP Credit Facility and its subsidiaries who are Debtors and Mississippi Chemical Holdings, Inc. ("MCHI"), are guarantors. Pursuant to a Final Order entered on December 19, 2003, the Investors (as defined below in the notes under the heading "Supplemental Debtor-in-Possession Term Loan") concluded a tender offer to the Original DIP Lenders on January 23, 2004 (the "DIP Credit Lenders"). The terms of the Pre-Petition Harris Facility and the Supplemental DIP Loan are essentially unchanged by the tender offer.

Maximum Borrowings. The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $32.5 million, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) a scheduled excess collateral availability requirement, minus (iv) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventory in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) an amount equal to six months' rent for all leased facilities where inventories are kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The DIP Commitment is subject to certain mandatory reductions described below.

Rates and Fees. The loans under the DIP Credit Facility bear interest at rates equal to the prime commercial rate from time to time in effect plus 4%. Upon entry of the Interim Order, we paid a facility fee of $375,000 to the Original DIP Lenders and an administrative fee of $75,000 (of this amount, $60,000 was refunded to us during the quarter ended September 30, 2003) to Harris Trust and Savings Bank, as "DIP Agent." Upon entry of the Final Order, we paid an additional facility fee of $375,000 to the Original DIP Lenders and an additional administrative fee of $75,000 to the DIP Agent. The DIP Credit Facility also has a commitment fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

Collateral Security and Guarantees. Pursuant to the Final Order for the DIP Credit Facility, the DIP Credit Lenders have been granted superpriority claim status in the Case that is collateralized by first liens on substantially all of our assets and the assets of the other subsidiaries included in the Case (including all of the proceeds of inventory and accounts receivable and cash collateral). Our use of proceeds of inventories and accounts receivable and all cash collateral generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility (defined below in this Note 3 under the heading "Pre-Petition Harris Facility"). All of our subsidiaries that are included in the Case have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the lenders under the Pre-Petition Harris Facility have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Credit Lenders and certain liens permitted under the DIP Credit Facility.

Covenants. The DIP Credit Facility (a) restricts our ability to incur debt, (b) requires us to generate certain minimum levels of EBITDA, as defined in the agreement, for so long as the amount of obligations under the Pre-Petition Harris Facility exceeds $67.5 million, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions outside the ordinary course of business, (e) permits the voluntary prepayment of loans under the DIP Credit Facility without penalty, (f) requires that the obligations under the Pre-Petition Harris Facility be reduced according to a schedule, and (g) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities. As of December 31, 2003, we were in compliance with all post-petition debt covenants.

Asset Dispositions. The DIP Credit Facility requires us to market and dispose of specified assets. The financing order entered by the Court on December 19, 2003, found that the transactions contemplated by the Supplemental DIP Loan (as defined below under the heading "Supplemental Debtor-In-Possession Term Loan") satisfied our disposition requirement with respect to our interests in Point Lisas Nitrogen. Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1.0 million shall be applied to the Pre-Petition Harris Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility are otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds shall be applied to the Pre-Petition Harris Facility. In the event of a disposition of the Company's interest in Point Lisas Nitrogen, all net cash proceeds must be applied first to the Pre-Petition Harris Facility and then to the DIP Credit Facility.

Standstill Agreement. In connection with entering into the DIP Credit Facility, we entered into an agreement with the lenders under the Pre-Petition Harris Facility (the "Pre-Petition Lenders") pursuant to which such lenders agreed not to take any action to enforce their rights under the MCHI guaranty (see Note 10) of our obligations under the Pre-Petition Harris Facility. Upon the termination of the DIP Credit Facility or under certain defaults, the Pre-Petition Lenders may enforce the MCHI guaranty. In the event that MCHI receives proceeds from a refinancing or a disposition event with respect to Point Lisas Nitrogen, MCHI has agreed to apply such proceeds to the Pre-Petition Harris Facility.

SUPPLEMENTAL DEBTOR-IN-POSSESSION TERM LOAN

On December 19, 2003, the Court entered a Final Order approving our entering into the Supplemental Post-Petition Credit Agreement, dated as of December 15, 2003, with certain funds or affiliates managed or advised by Delaware Street Capital, L.P. and DDJ Capital Management LLC (together with their participants and assigns, the "Investors"), pursuant to which the Investors made a $96.7 million term loan to us on December 30, 2003 (the "Supplemental DIP Loan"). The proceeds of the Supplemental DIP Loan were used to reduce the principal amount of the Pre-Petition Harris Facility by $90.0 million and to pay certain transaction-related fees and expenses of $6.7 million. The Supplemental DIP Loan matures on the earlier of (a) October 31, 2004, (b) the effective date of a plan of reorganization in our Case, (c) the conversion of our Case to a Chapter 7 case, or (d) the dismissal or appointment of a trustee in any of our Chapter 11 cases.

In addition, the Investors agreed to tender for the approximately $68.4 million remaining secured debt under the Pre-Petition Harris Facility and the obligations under the DIP Credit Facility, at par plus accrued interest (excluding default interest). The tender was conditioned upon acceptance by at least 51 percent in number of the lenders representing not less than 66-2/3 percent of the outstanding principal amount under these facilities. More than 51 percent in number of the Pre-Petition Lenders and the Original DIP Lenders tendered, respectively, 93 percent and 85 percent of the Pre-Petition Harris Facility and the DIP Credit Facility. The tender closed on January 23, 2004. As a result, the Investors hold substantially all of our secured debt.

As a result of the Supplemental DIP Loan, we withdrew our motion to sell under the Koch Stalking Horse Agreement, and the Court entered a Final Order terminating such sale process. Accordingly, we paid the Koch Break-Up Fee (see Note 2) from the proceeds of the Supplemental DIP Loan.

Rates and Fees. The Supplemental DIP Loan bears cash interest, payable monthly, at rates equal to the prime commercial rate from time to time in effect plus 4% and accrues additional payment-in-kind interest monthly at the rate of 8% per annum for the first six months and 9% per annum thereafter. In connection with the signing and closing of the Supplemental DIP Loan, we paid aggregate commitment fees of approximately $2.4 million to the Investors. The Investors are also entitled to a Cash Out Commitment Fee of approximately $1.4 million upon the termination of the Supplemental DIP Loan. In addition, the Investors will be entitled to a Lost Opportunity Commitment Fee of approximately $2.9 million payable on termination of the Supplemental DIP Loan if our plan of reorganization is confirmed with a plan sponsor other than the Investors or otherwise unsatisfactory to the Investors.

Guarantees and Collateral Security. The Supplemental DIP Loan is guaranteed by (a) all of our direct and indirect wholly owned domestic subsidiaries (the "Domestic Subsidiaries," and together with us, the "Supplemental Loan Parties") and (b) MCHI. MCHI is the indirect holder of our fifty percent equity interest in Point Lisas Nitrogen.

The Supplemental DIP Loan is secured by (a) liens and security interests in substantially all of the assets of the Supplemental Loan Parties and (b) a pledge of all stock and other equity interests owned by each of the Supplemental Loan Parties (provided that such pledge does not include the stock of MCHI, the membership interests in FMCL Limited Liability Company, a 50%-owned Delaware limited liability company that ships product from Point Lisas Nitrogen, or the partnership interests in Houston Ammonia Terminal, L.P., a 50%-owned Delaware limited partnership). The Investors' security interests in the assets of the Supplemental Loan Parties are subordinate to the DIP Credit Facility and the Pre-Petition Harris Facility.

Covenants. The Supplemental DIP Loan has covenants substantially the same as the DIP Credit Facility including (a) restrictions on our ability to incur debt, (b) requirements to generate the same minimum levels of EBITDA required by the DIP Credit Facility, (c) limits on our expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits on the amount of capital expenditures to the same amounts permitted by the DIP Credit Facility, (e) mandatory prepayments from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business), and (f) other affirmative and negative covenants typical for this type of loan.

PRE-PETITION HARRIS FACILITY

As of the Petition Date, we had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158.4 million. The Pre-Petition Harris Facility bears interest at rates related to the Prime Rate. As of December 31, 2003, our weighted average interest rate was 9% (which includes the default rate) and we had borrowings outstanding in the amount of $68.4 million. The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, we can no longer borrow under this Facility. As adequate protection for the use of the Pre-Petition Lenders' cash collateral, we are required to pay interest on the Pre-Petition Harris Facility. Interest is paid monthly in arrears at the non-default rate (Prime Rate + 5% on the first $105 million until this debt is reduced to $52.5 million, at which point such rate is Prime Rate + 3%, with the balance of this debt subject to an interest rate of Prime Rate + 1%). An additional 2% of default rate interest accrues until payoff of the Pre-Petition Harris Facility. Since the Pre-Petition Harris Facility is a secured facility, it has not been classified as a liability subject to compromise on our consolidated balance sheets.

THE INDUSTRIAL REVENUE BONDS

In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our east phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The 1998 IRBs are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. The bankruptcy filing was an event of default under the industrial revenue bonds. At December 31, 2003 and June 30, 2003, the industrial revenue bonds are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

THE SENIOR NOTES

On November 15, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission. Semi-annual interest payments of approximately $7.3 million are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Pre-Petition Harris Facility. As a result of our bankruptcy filing, we did not make the semi-annual interest payment due on May 15, 2003 and November 15, 2003, and were in default under the Senior Notes. At December 31, 2003 and June 30, 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE

As a result of our Chapter 11 filing, substantially all of our unsecured pre-petition indebtedness is subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. These claims are reflected in the December 31, 2003 and June 30, 2003 consolidated balance sheets as liabilities subject to compromise. Pre-petition claims secured by our assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under the Pre-Petition Harris Facility) are secured by substantially all of our accounts receivable, inventories, and property, plant and equipment. These secured claims are reflected as long-term debt due within one year on our consolidated balance sheets. Although pre-petition claims are generally stayed as part of the first day orders and subsequent motions granted by the Court, the Court approved our motions to pay certain pre-petition obligations essential for the ongoing operation of our business. We have been paying and intend to continue to pay all undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

As of December 31, 2003 and June 30, 2003, we had liabilities subject to compromise of approximately $234.5 million and $249.1 million, respectively, which included the following;

	December 31,	June 30,
	2003	2003
	(Dollars in thousands)

Senior Notes, net of unamortized discount	$199,761	$199,761
Industrial revenue bonds	14,500	14,500
Accounts payable - trade	5,987	10,159
Other liabilities	14,255	24,712

	$234,503	$249,132

Below are condensed consolidated financial statements for the Company.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 153,853	$ 1	$ (36)	$ 153,818
Investments and long-term
assets	126,248	103,938	(103,903)	126,283
Property, plant and
equipment, net	209,561	-	-	209,561
	$ 489,662	$ 103,939	$(103,939)	$ 489,662

LIABILITIES AND
SHAREHOLDERS'
EQUITY (DEFICIT)

Current liabilities	$ 198,691	$ 36	$ (36)	$ 198,691
Other long-term liabilities
and deferred credits	64,449	103,903	(103,903)	64,449
Liabilities subject to
compromise	234,503	-	-	234,503
Shareholders' deficit	(7,981)	-	-	(7,981)
	$ 489,662	$ 103,939	$(103,939)	$ 489,662

Below are condensed consolidated financial statements for the Company.

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 136,942	$ 1	$ (29)	$ 136,914
Investments and long-term
assets	121,786	97,507	(97,479)	121,814
Property, plant and
equipment, net	289,362	-	-	289,362
	$ 548,090	$ 97,508	$(97,508)	$ 548,090

LIABILITIES AND
SHAREHOLDERS'
EQUITY

Current liabilities	$ 178,792	$ 29	$ (29)	$ 178,792
Other long-term liabilities and
deferred credits	63,390	97,479	(97,479)	63,390
Liabilities subject to
compromise	249,132	-	-	249,132
Shareholders' equity	56,776	-	-	56,776
	$ 548,090	$ 97,508	$(97,508)	$ 548,090

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended December 31, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Total revenues	$ 128,697	$ -	$ -	$ 128,697

Cost of products sold	103,232	(6,431)	6,428	103,229
Selling, general and
administrative	5,003	3	-	5,006
Other	1,204	-	-	1,204
	109,439	(6,428)	6,428	109,439
Operating income (loss)	19,258	6,428	(6,428)	19,258

Other expense	(4,543)	-	-	(4,543)

Income before
reorganization expense
and income taxes	14,715	6,428	(6,428)	14,715

Reorganization expense	8,563	-	-	8,563

Income before income
taxes and discontinued
operations	6,152	6,428	(6,428)	6,152

Income tax expense -
continuing operations	21,565	-	-	21,565

Loss from continuing
operations	(15,413)	6,428	(6,428)	(15,413)

Loss from discontinued
operations, net of tax	(9,702)	-	-	(9,702)

Net income (loss)	$(25,115)	$ 6,428	$ (6,428)	$(25,115)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the six months ended December 31, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Total revenues	$ 212,413	$ -	$ -	$ 212,413

Cost of products sold	189,263	(6,431)	6,424	189,256
Selling, general and
administrative	10,736	7	-	10,743
Other	8,471	-	-	8,471
	208,470	(6,424)	6,424	208,470
Operating income	3,943	6,424	(6,424)	3,943

Other expense	(9,237)	-	-	(9,237)

(Loss) income before
reorganization expense
and income taxes	(5,294)	6,424	(6,424)	(5,294)

Reorganization expense	10,638	-	-	10,638

Income (loss) before
income taxes and
discontinued operations	(15,932)	6,424	(6,424)	(15,932)

Income tax expense -
continuing operations	14,815	-	-	14,815

Loss from continuing
operations	(30,747)	6,424	(6,424)	(30,747)

Loss from discontinued
operations, net of tax	(33,783)	-	-	(33,783)

Net income (loss)	$ (64,530)	$ 6,424	$ (6,424)	$(64,530)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended December 31, 2003
	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows from operating
activities:
Net (loss) income	$ (64,530)	$ 6,424	$ (6,424)	$ (64,530)
Reconciliation of net
(loss) income to net
cash used in
operating activities:
Net change in
operating assets
and liabilities	1,255	7	-	1,262
Net change in other
long-term assets
and liabilities	(8,670)	(6,431)	6,424	(8,677)
Non-cash items,
net	66,046	-	-	66,046
Net cash used in operating
activities	(5,899)	-	-	(5,899)

Net cash used in investing
activities	(2,917)	-	-	(2,917)

Net cash provided by
financing activities	6,701	-	-	6,701

Net decrease in cash and
cash equivalents	(2,115)	-	-	(2,115)

Cash and cash equivalents -
beginning of period	6,101	1	-	6,102

Cash and cash equivalents -
end of period	$ 3,986	$ 1	$ -	$ 3,987

NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS

On December 19, 2002, we announced plans to close our prilled urea facility located in Donaldsonville, Louisiana, due to continued negative operating results from unfavorable natural gas prices and market conditions. We initially concluded that the long-lived assets associated with the prilling section of the urea plant would be idled indefinitely. The prilled urea assets were determined to be impaired and would not contribute to our ongoing operations. The value of the impaired prilled urea assets was approximately $12.4 million at December 31, 2002. This amount was written off and recorded as a component of operating expenses during the quarter ended December 31, 2002. In November 2003, we restarted our prilled urea facility at reduced rates.

During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets"). Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment at September 30, 2003. This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in the consolidated statement of operations for the six months ended December 31, 2003. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

NOTE 6 - LOSS PER SHARE

The number of weighted average common shares outstanding, net of treasury shares, used in our diluted loss per share computations for the three months ended December 31, 2003 and 2002 were 24,408,000 and 26,175,000, respectively. The number of weighted average common shares outstanding, net of treasury shares, used in our diluted loss per share computations for the six months ended December 31, 2003 and 2002, were 24,937,000 and 26,172,000, respectively. Options outstanding at December 31, 2003 and 2002, were not included in our computations of diluted loss per share as a result of incurring a net loss in each of the three-month and six-month periods, which renders the options anti-dilutive. Weighted average common shares outstanding were lower during the current year periods primarily as a result of abandonments of shares to us by shareholders for purported tax purposes.

NOTE 7 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen, phosphate, potash and melamine, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces anhydrous ammonia, ammonium nitrate, urea, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers, distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP"). Approximately 30% to 40% of our DAP is marketed to agricultural users in international markets through a separate export association. Our potash segment mines and produces agricultural and industrial potash products that are sold to farmers, fertilizer dealers, distributors, and industrial accounts, primarily for use in the southern and western regions of the United States, and into export markets. On December 1, 2003, we announced our wholly owned subsidiaries in our potash segment had signed a definitive agreement to sell substantially all of their potash assets. As a result of this agreement, at December 31, 2003, our potash operations have been reflected as discontinued operations. Our melamine segment produces melamine crystal, which is a raw material for manufacturers in the construction/remodeling and automotive industries. Our production of melamine did not begin until June 2003.

Below is our segment information for the three-month and six-month periods ended December 31, 2003 and 2002. The Other caption includes corporate and consolidating eliminations.
	Three months ended December 31, 2003
(In thousands)	Nitrogen	Phosphate	Potash (1)	Melamine	Other	Total

Net sales - external
customers	$ 92,967	$ 27,081	$ -	$ 7,531	$ -	$127,579
Net sales - intersegment	10,419	-	-	-	(10,419)	-
Operating income (loss)	24,955	(2,926)	(481)	(2,044)	(246)	19,258
Depreciation, depletion
and amortization	3,685	1,297	-	16	973	5,971
Capital expenditures	68	1,229	90	248	-	1,635
Loss from discontinued
operations	-	-	(9,702)	-	-	(9,702)

	Three months ended December 31, 2002
(In thousands)	Nitrogen	Phosphate	Potash (1)	Melamine	Other	Total

Net sales - external
customers	$ 75,256	$ 26,497	$ -	$ -	$ -	$101,753
Net sales - intersegment	5,382	2	-	-	(5,384)	-
Operating loss	(14,400)	(4,013)	(885)	-	-	(19,298)
Depreciation, depletion
and amortization	5,788	1,422	1,809	-	1,469	10,488
Capital expenditures	3,441	980	1,233	-	36	5,690
Loss from discontinued
operations	-	-	(702)	-	-	(702)

	Six months ended December 31, 2003
(In thousands)	Nitrogen	Phosphate	Potash (1)	Melamine	Other	Total

Net sales - external
customers	$147,817	$ 52,514	$ -	$ 9,809	$ -	$210,140
Net sales - intersegment	16,288	-	-	-	(16,288)	-
Operating income (loss)	15,292	(6,220)	(1,122)	(4,098)	91	3,943
Depreciation, depletion
and amortization	7,360	2,564	1,650	16	2,391	13,981
Capital expenditures	289	2,222	540	637	-	3,688
Loss from discontinued
operations	-	-	(33,783)	-	-	(33,783)

(1) Operating loss for the potash segment represents corporate allocations, which have not been reclassified as a component of discontinued operations.

	Six months ended December 31, 2002
(In thousands)	Nitrogen	Phosphate	Potash (1)	Melamine	Other	Total

Net sales - external
customers	$129,183	$ 53,686	$ -	$ -	$ -	$182,869
Net sales - intersegment	10,058	17	-	-	(10,075)	-
Operating loss	(23,415)	(4,513)	(1,771)	-	(467)	(30,166)
Depreciation, depletion
and amortization	11,524	2,858	3,567	-	2,627	20,576
Capital expenditures	4,976	1,736	2,995	-	121	9,828
Loss from discontinued
operations	-	-	(1,297)	-	-	(1,297)

(1) Operating loss for the potash segment represents corporate allocations, which have not been reclassified as a component of discontinued operations.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The components of comprehensive loss that relate to us are net loss, unrealized gains or losses on our natural gas derivative transactions, and pension liability adjustments. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative financial instruments related to the price of natural gas. As permitted under the provisions of SFAS No. 130, "Reporting Comprehensive Income," these are presented in the Consolidated Statements of Shareholders' (Deficit) Equity. The changes in the components of accumulated other comprehensive loss during the six months ended December 31, 2003 and 2002, are included below.
	2003
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Accumulated other comprehensive loss
at June 30, 2003	$(18,523)	$ 6,477	$(12,046)

Net unrealized loss on natural gas hedging
activities arising during period	(1,002)	356	(646)
Reclassification adjustment for net gains
realized in net loss	644	(225)	419

Accumulated other comprehensive loss at
December 31, 2003	$(18,881)	$ 6,608	$(12,273)

Total comprehensive loss for the three and six months ended December 31, 2003, was $25.1 million and $64.8 million, respectively.

	2002
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Accumulated other comprehensive gain
at June 30, 2002	$ 7,973	$ (2,990)	$ 4,983

Net unrealized gain on natural gas hedging
activities arising during period	5,888	(2,312)	3,576
Reclassification adjustment for net gains
realized in net loss	(8,261)	3,160	(5,101)

Accumulated other comprehensive gain at
December 31, 2002	$ 5,600	$(2,142)	$ 3,458

Total comprehensive loss for the three and six months ended December 31, 2002, was $16.7 and million and $39.2 million, respectively.

NOTE 9 - REORGANIZATION EXPENSE

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in our consolidated statements of operations. Reorganization expense for the six-month period ended December 31, 2003, was approximately $10.6 million and consisted of legal and other professional fees as well as the Koch Break-Up Fee (see Note 2).

NOTE 10 - INCOME TAX EXPENSE (BENEFIT)

For the six-month period ended December 31, 2003, our income tax expense from continuing operations was $14.8 million, as compared to an income tax benefit of $770,000 for the six-month period ended December 31, 2002. The income tax expense was primarily the result of the establishment of a valuation allowance for the deferred tax asset related to federal net operating loss carryforwards that may expire unutilized, in addition to U.S. tax expense on cumulative foreign earnings triggered by the guarantee by one of our foreign subsidiaries of our debt under the Pre-Petition Harris Facility. The income tax benefit for the prior year was primarily the result of our net loss from continued operations.

Our income tax benefit from discontinued operations for the six-month period ended December 31, 2003, was $18.7 million, as compared to $977,000 for the six-month period ended December 31, 2002. The income tax benefit for the six-month period ended December 31, 2003, was primarily the result of our net loss on discontinued operations.

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If we, in our judgment, are not more likely than not to realize any deferred tax assets, then we record valuation allowances against the deferred tax assets. As of December 31, 2003, we had recorded deferred tax assets arising from federal and state net operating loss carryovers amounting to approximately $59.2 million and approximately $20.2 million, respectively. We estimate that certain deferred tax assets, primarily those arising from federal net operating loss carryforwards and certain state net operating loss carryforwards, will not be realized. Therefore, as of December 31, 2003, we have recorded federal and state valuation allowances amounting to $17.9 million and $14.9 million, respectively.

Under the Pre-Petition Harris Facility, our wholly owned subsidiary, MCHI, provided a guarantee of the debt. MCHI indirectly owns our 50% joint venture interest in Point Lisas Nitrogen. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Point Lisas Nitrogen). As of December 31, 2003, these cumulative earnings approximated $44.1 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $16.4 million. While the guarantee remains in place, we expect to record U.S. tax expenses on future earnings from MCHI and Point Lisas Nitrogen.

In addition to the U.S. tax expense resulting from the MCHI guarantee, we are providing tax benefits based on an estimated annual effective tax rate of approximately 5.7%. This rate reflects approximately $5.5 million of nondeductible reorganization expenses as well as our anticipation of establishing valuation allowances for federal net operating loss carryforwards that may expire unutilized and all deferred state tax assets generated during the year.

NOTE 11 - INVESTMENT IN POINT LISAS NITROGEN

Our 50-50 joint venture, Point Lisas Nitrogen, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. Point Lisas Nitrogen's financial statements are summarized as follows:

Summarized balance sheet information:
	December 31,	June 30,
	2003	2003
	(In thousands)

Current assets	$ 73,106	$ 68,639
Non-current assets	255,124	259,118
Current liabilities	117,541	129,930
Stockholders' equity	210,689	197,827

Summarized statements of operations information:
	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002
	(In thousands)

Revenues	$29,735	$19,243	$51,504	$33,963
Operating income	6,598	4,608	9,922	3,062
Net income	8,062	6,118	12,861	6,086

On October 8, 2003, we signed a Stalking Horse Agreement with Koch to sell our interests in Point Lisas Nitrogen for an estimated cash amount of $92.0 million, plus certain assumed liabilities. Subsequently, and in conjunction with the Supplemental DIP Order, we withdrew our motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of the Koch Break-Up Fee (see Note 2). In addition, in December we recorded our share, approximately $6.4 million, of Point Lisas Nitrogen's earnings for the six-month period ended December 31, 2003. In accordance with the offtake agreement, we were allowed to purchase product from Point Lisas Nitrogen at prices below the prevailing market prices during the quarter to recover amounts paid in excess of prevailing market prices in previous periods. This benefit amounted to approximately $6.4 million, and is reflected in our consolidated statement of operations as a reduction in cost of products sold.

NOTE 12 - DISCONTINUED OPERATIONS

During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets"). Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment at September 30, 2003. This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in the consolidated statement of operations for the six months ended December 31, 2003. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

On December 1, 2003, we announced a definitive agreement by our subsidiaries to sell the Potash Assets to two wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural resources company. The estimated purchase price is expected to be approximately $20 to 25 million. In addition, certain liabilities are going to be assumed by the purchasers. The sale of these assets is expected to close in late February or early March 2004. On February 12, 2004, the Court entered a final sale order approving the sale of the Potash Assets. The actual purchase price and proceeds from this transaction will be adjusted for working capital levels on the closing date. As a result of this agreement, and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at December 31, 2003, our potash operation has been reflected as discontinued operations. Potash operations in previous periods presented have also been reclassified in accordance with SFAS No. 144. We have recorded an estimated after-tax loss on the sale of our potash assets of $11.7 million and an estimated after-tax loss from discontinued operations of $22.1 million, which includes the pretax impairment charge of $34.0 million referred to above. Corporate allocations have been excluded from discontinued operations.

The operating results of Mississippi Potash, Inc. and its subsidiary, excluding the loss on disposal, were as follows:
	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

Net Sales	$ 18,147	$ 15,073	$ 34,620	$ 31,482

Income (loss) from continuing
operations before income taxes (1)	$ 2,414	$ (1,698)	$(35,606)	$ (4,045)

(1) An impairment charge was recorded during the company's first fiscal quarter in the amount of $34.0 million (see Note 5). In addition, income (loss) from continuing operations before income taxes includes corporate allocations from parent totaling $481, $885, $1,122 and $1,771, respectively, for the periods presented above.

The net assets of Mississippi Potash, Inc. and subsidiary as of December 31, 2003, were as follows:

2003
Accounts receivable	7,014
Inventories	2,098
Other current assets	650
Property, plant and equipment, net	20,000
Assets of discontinued operations	$ 29,762

Accounts payable and accrued expenses	$ 3,800
Liabilities of discontinued operations	$ 3,800

NOTE 13 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries as of and for December 31, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	Three months ended December 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 56,111	$ 121,554	$ (50,086)	$ 127,579
Other	-	1,118	-	-	1,118
	-	57,229	121,554	(50,086)	128,697

Operating expenses:
Cost of products sold	-	48,590	103,830	(49,191)	103,229
Selling, general and
administrative	243	1,188	3,575	-	5,006
Other	-	(1)	1,205	-	1,204
	243	49,777	108,610	(49,191)	109,439
Operating income (loss)	(243)	7,452	12,944	(895)	19,258

Other (expense) income:
Interest, net	(4,854)	(30)	(112)	-	(4,996)
Other	(10,772)	11,662	67	(504)	453

Income (loss) from continuing
operations before
reorganization expense and
income taxes	(15,869)	19,084	12,899	(1,399)	14,715

Reorganization expense	8,022	354	187	-	8,563

Income (loss) from continuing
operations before income
taxes	(23,891)	18,730	12,712	(1,399)	6,152

Income tax expense (benefit)	1,224	7,295	(2,135)	15,181	21,565

Income (loss) from continuing
operations	(25,115)	11,435	14,847	(16,580)	(15,413)

Loss on discontinued
operations	-	-	(9,702)	-	(9,702)

Net income (loss) loss	$(25,115)	$ 11,435	$ 5,145	$(16,580)	$ (25,115)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended December 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 41,143	$ 102,279	$ (41,669)	$ 101,753

Operating expenses:
Cost of products sold	-	42,866	99,922	(41,388)	101,400
Selling, general and
administrative	(19)	1,451	5,522	-	6,954
Impairment of long-lived
assets	-	-	12,351	-	12,351
Other	-	345	1	-	346
	(19)	44,662	117,796	(41,388)	121,051
Operating income (loss)	19	(3,519)	(15,517)	(281)	(19,298)

Other (expense) income:
Interest, net	(3,973)	(1,030)	(1,271)	-	(6,274)
Other	(5,594)	368	3,718	5,568	4,060

(Loss) income from
continuing operations
before income taxes	(9,548)	(4,181)	(13,070)	5,287	(21,512)

Income tax expense
(benefit)	4,624	(117)	(10,271)	(2,278)	(8,042)

Loss from continuing
operations	(14,172)	(4,064)	(2,799)	7,565	(13,470)

Loss on discontinued
operations	-	-	(702)	-	(702)

Net loss	$(14,172)	$ (4,064)	$ (3,501)	$ 7,565	$ (14,172)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	Six months ended December 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 80,614	$ 200,677	$ (71,151)	$ 210,140
Other	-	2,273	-	-	2,273
	-	82,887	200,677	(71,151)	212,413
Operating expenses:
Cost of products sold	-	75,170	184,807	(70,721)	189,256
Selling, general and
administrative	(98)	2,904	7,937	-	10,743
Other	-	5,088	3,383	-	8,471
	(98)	83,162	196,127	(70,721)	208,470
Operating loss	98	(275)	4,550	(430)	3,943

Other (expense) income:
Interest, net	(10,044)	(71)	(226)	-	(10,341)
Other	(45,111)	10,513	143	35,559	1,104

Income (loss) from continuing
operations before
reorganization expense and
income taxes	(55,057)	10,167	4,467	35,129	(5,294)

Reorganization expense	9,985	392	261	-	10,638

Income (loss) from continuing
operations before income
taxes	(65,042)	9,775	4,206	35,129	(15,932)

Income tax (benefit) expense	(512)	10,069	(5,750)	11,008	14,815

Income (loss) from continuing
operations	(64,530)	(294)	9,956	24,121	(30,747)

Loss on discontinued
operations	-	-	(33,783)	-	(33,783)

Net loss	$ (64,530)	$ (294)	$ (23,827)	$ 24,121	$ (64,530)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six months ended December 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 71,845	$ 184,027	$ (73,003)	$ 182,869

Operating expenses:
Cost of products sold	-	74,434	180,828	(73,598)	181,664
Selling, general and
administrative	445	2,863	10,103	-	13,411
Impairment of long-lived
assets	-	-	12,351	-	12,351
Other	-	2,521	3,088	-	5,609
	445	79,818	206,370	(73,598)	213,035
Operating loss	(445)	(7,973)	(22,343)	595	(30,166)

Other (expense) income:
Interest, net	(7,574)	(3,320)	(693)	-	(11,587)
Other	(14,137)	454	3,872	14,414	4,603

Loss from continuing
operations before income
taxes	(22,156)	(10,839)	(19,164)	15,009	(37,150)

Income tax expense
(benefit)	15,521	(650)	(13,663)	(1,978)	(770)

Loss from continuing
operations	(37,677)	(10,189)	(5,501)	16,987	(36,380)

Loss on discontinued
operations	-	-	(1,297)	-	(1,297)

Net loss	$ (37,677)	$ (10,189)	$ (6,798)	$ 16,987	$ (37,677)

CONDENSED CONSOLIDATING BALANCE SHEET
	December 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 3,959	$ 1	$ 27	$ -	$ 3,987
Receivables, net	30,438	957	87,706	(70,605)	48,496
Inventories	-	18,181	32,261	(6,650)	43,792
Prepaid expenses and other
current assets	11,051	4,628	5,519	6,583	27,781
Current assets of discontinued
operations	-	-	29,762	-	29,762

Total current assets	45,448	23,767	155,275	(70,672)	153,818

Investments in affiliates	142,499	78,218	104,013	(206,573)	118,157
Other assets	226,963	572	40,765	(260,174)	8,126
Property, plant and equipment, net	2,481	113,652	93,428	-	209,561

Total assets	$417,391	$216,209	$393,481	$(537,419)	$489,662

Liabilities and Shareholders'
(Deficit) Equity
Current liabilities:
Long-term debt due within
one year	$165,124	$ -	$ -	$ -	$165,124
Accounts payable	21,415	20,252	53,422	(75,112)	19,977
Accrued liabilities and other	3,106	2,041	6,609	(1,966)	9,790
Current liabilities of
discontinued operations	-	-	3,800	-	3,800

Total current liabilities	189,645	22,293	63,831	(77,078)	198,691

Other long-term liabilities and
deferred credits	27,145	34,966	115,593	(113,255)	64,449
Liabilities subject to compromise	208,582	66,736	200,768	(241,583)	234,503

Shareholders' (deficit) equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,618	(660,333)	306,063
Accumulated deficit	(273,577)	(232,502)	(381,269)	613,771	(273,577)
Accumulated other
comprehensive loss	(12,273)	-	-	-	(12,273)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' equity (deficit)	(7,981)	92,214	13,289	(105,503)	(7,981)

Total liabilities and
shareholders' equity (deficit)	$417,391	$ 216,209	$393,481	$(537,419)	$489,662

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2003
	Parent	Guarantor	Non-Guarantor
(Dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 6,073	$ 1	$ 28	$ -	$ 6,102
Receivables, net	39,204	-	72,215	(55,044)	56,375
Inventories	-	17,449	48,700	137	66,286
Prepaid expenses and
other current assets	4,095	1,091	3,925	(960)	8,151

Total current assets	49,372	18,541	124,868	(55,867)	136,914

Investments in affiliates	187,749	68,312	97,579	(242,131)	111,509
Other assets	228,011	-	16,638	(234,344)	10,305
Property, plant and equipment, net	4,841	120,064	164,457	-	289,362

Total assets	$ 469,973	$ 206,917	$ 403,542	$ (532,342)	$ 548,090

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$ 158,423	$ -	$ -	$ -	$ 158,423
Accounts payable	17,181	25,567	56,357	(83,369)	15,736
Accrued liabilities and other	22	1,042	3,577	(8)	4,633

Total current liabilities	175,626	26,609	59,934	(83,377)	178,792

Other long-term liabilities and
deferred credits	26,213	15,751	99,185	(77,759)	63,390

Liabilities subject to compromise	211,358	72,050	207,308	(241,584)	249,132

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,617	(660,332)	306,063
Accumulated deficit	(209,047)	(232,209)	(357,442)	589,651	(209,047)
Accumulated other
comprehensive loss	(12,046)	-	-	-	(12,046)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' equity	56,776	92,507	37,115	(129,622)	56,776

Total liabilities and
shareholders' equity	$ 469,973	$ 206,917	$ 403,542	$(532,342)	$ 548,090

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended December 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(64,530)	$ (294)	$ (23,827)	$ 24,121	$(64,530)
Reconciliation of net loss
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	3,857	(14,822)	(22,457)	34,684	1,262
Loss on impairment and sale
of discontinued operations	-	-	52,065	-	52,065
Depreciation, depletion and
amortization	2,675	6,496	5,094	(284)	13,981
Change in deferred gain on
hedging activities, net of tax	(114)	-	-	-	(114)
Equity earnings in
unconsolidated affiliates	45,070	(10,599)	(6,442)	(35,558)	(7,529)
Deferred income taxes and
other	(11,425)	18,726	14,628	(22,963)	(1,034)
Net cash (used in) provided by
operating activities	(24,467)	(493)	19,061	-	(5,899)

Cash flows from investing activities:
Purchases of property, plant and
equipment	-	(179)	(3,509)	-	(3,688)
Proceeds from sale of assets	-	6	65	-	71
Other	-	693	7	-	700

Net cash provided by (used in)
investing activities	-	520	(3,437)	-	(2,917)

Cash flows from financing activities:
Debt proceeds	127,401	-	-	-	127,401
Debt payments	(120,700)	-	-	-	(120,700)
Net change in affiliate notes	15,652	(27)	(15,625)	-	-
Net cash provided by (used in)
financing activities	22,353	(27)	(15,625)	-	6,701

Net decrease in cash and cash
equivalents	(2,114)	-	(1)	-	(2,115)

Cash and cash equivalents -
beginning of period	6,073	1	28	-	6,102

Cash and cash equivalents -
end of period	$ 3,959	$ 1	$ 27	$ -	$ 3,987

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended December 31, 2002
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (37,677)	$ (10,189)	$ (6,798)	$ 16,987	$ (37,677)
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

PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE.

On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"). The cases are being administered jointly in Joint Case Number 03-02984 WEE, collectively ("Case"). As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession revolving credit financing of $32.5 million. On December 19, 2003, the Court entered a Final Order approving supplemental debtor-in-possession term loan financing of $96.7 million (the "Supplemental DIP Order").

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

Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization. The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which will permit us to continue as a viable business organization. The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days from the Petition Date, or such time as the Court orders. Upon motion of the Debtors, the Court extended the Debtors' exclusivity period to file a plan of reorganization until March 1, 2004, or until such time as the Court issues its final ruling. Although we expect to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, whether the plan will be approved by the various classes of creditors and equity holders, or whether it will be approved or confirmed by the Court. If the exclusivity period were to be terminated without confirmation of a plan of reorganization, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization. Our plan of reorganization could substantially change the amounts and characterization of assets and liabilities disclosed in the accompanying consolidated financial statements.

On October 8, 2003, we signed an agreement with Koch Nitrogen Company ("Koch") to sell our interests in Point Lisas Nitrogen Limited, our ammonia joint venture with Koch in the Republic of Trinidad and Tobago ("Point Lisas Nitrogen") for an estimated cash amount of $92.0 million, plus assumed liabilities (the "Koch Stalking Horse Agreement"). Subsequently, and in conjunction with the Supplemental DIP Order, in December we withdrew our motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of a break-up fee to Koch in the amount of $3.8 million (the "Koch Break-Up Fee"). As a result of these events, in December we recorded our share, approximately $6.4 million, of Point Lisas Nitrogen's earnings for the six-month period ended December 31, 2003. Due to the pending sale, we did not record our equity earnings, approximately $2.4 million, for the September 30, 2003 quarter.

On November 26, 2003, our subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered into a stalking horse agreement to sell the Potash Assets to subsidiaries of Intrepid Mining LLC (the "Intrepid Stalking Horse Agreement"). The purchase price is expected to be approximately $20 to $25 million. The Court entered a Bid Protection Order on December 23, 2003, approving the Intrepid Stalking Horse Agreement and the resulting auction and bid procedures. However, no competing bids were received by the January 26, 2004, competing bid deadline. On February 12, 2004, the Court entered a final sale order approving the sale of the Potash Assets. The actual purchase price and proceeds from this transaction will be adjusted for working capital levels on the closing date.

Our ability to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with debt covenants under the debtor-in-possession revolving credit facility and supplemental debtor-in-possession term loan, the ability to sustain positive cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees. No assurance can be given that we will be successful in reorganizing our affairs through the Chapter 11 bankruptcy proceedings. Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and implemented, the accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

SEGMENTS. Our operations are organized into four strategic business units: nitrogen, phosphate, potash and melamine. Our nitrogen business unit produces nitrogen products that are sold to fertilizer dealers, distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports approximately 30% to 40% of this production through a separate export association, Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Our potash business unit mines and produces agricultural and industrial potash products that are sold to farmers, fertilizer dealers, distributors, and industrial accounts for use primarily in the southern and western regions of the United States and into export markets. On December 1, 2003, we announced our wholly owned subsidiaries in our potash segment had signed a definitive agreement to sell substantially all of their potash assets. As a result of this agreement, at December 31, 2003, our potash operations have been reflected as discontinued operations. Our melamine segment produces melamine crystal, which is a raw material for manufacturers in the construction/remodeling and automotive industries. Our production of melamine did not begin until June 2003.

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

We have identified and described the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these related disclosures. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. Details regarding these policies are described in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations during the six-month period ended December 31, 2003.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

OVERVIEW. For the quarter ended December 31, 2003, we incurred a net loss of $25.1 million (or $1.03 per diluted share) compared to a net loss of $14.2 million (or $0.54 per diluted share) for the same quarter during the prior year. Included in these losses were losses from discontinued operations related to our potash segment of $9.7 million and $702,000 for the quarters ended December 31, 2003 and December 31, 2002, respectively. Net sales increased to $127.6 million for the quarter ended December 31, 2003, from $101.8 million for the quarter ended December 31, 2002. We had operating income of $19.3 million for the quarter ended December 31, 2003, compared to an operating loss of $19.3 million, including a $12.4 million charge for impairment of long-lived assets, for the quarter ended December 31, 2002. The significant improvement we have experienced compared to the prior-year period is the result of a substantial increase in nitrogen prices, some to 30-year highs over the last 12 months. In addition, our ammonia purchase price from Point Lisas Nitrogen was lowered as we recouped the remaining amounts that were paid in excess of prevailing market prices in prior periods according to the offtake agreement. This benefit amounted to approximately $6.4 million during the quarter and is reflected in our consolidated statement of operations as a reduction in our cost of products sold.

NET SALES

OVERVIEW. Our net sales increased 25% to $127.6 million for the quarter ended December 31, 2003, from $101.8 million for the quarter ended December 31, 2002. This increase was primarily the result of higher average sales prices for our nitrogen and DAP products and sales of melamine that began in June 2003, partially offset by lower sales volumes for our nitrogen and DAP products.

The following tables summarize our sales results by product categories for the three months ended December 31:

			%
	2003	2002	Inc.
Net Sales (in thousands):
Nitrogen	$ 92,570	$ 75,086	23%
DAP	27,081	26,488	2%
Melamine	7,531	-	100%
Other	397	179	122%

Net Sales	$127,579	$101,753	25%

			%
	2003	2002	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Anhydrous ammonia	179	190	(6)%
Ammonium nitrate	223	217	3%
Urea	26	93	(72)%
Nitrogen solutions	91	152	(40)%
Nitric acid	11	6	83%
Total Nitrogen	530	658	(19)%

DAP	169	201	(16)%
Melamine (pounds)	19,103	N/A	N/A

			%
	2003	2002	Inc.
Average Sales Price Per Ton:
Nitrogen	$ 175	$ 114	54%
DAP	$ 160	$ 132	21%
Melamine (per pound)	$ 0.39	N/A	N/A

NITROGEN. Our nitrogen net sales increased 23% as a result of a 54% increase in sales prices offset by a 19% decrease in sales volumes. Declining U.S. nitrogen production capacity and production outages in world markets over the last year have combined with increasing demand to create a tightening of world supply/demand balances. This environment has led to significant price increases for our nitrogen products. Volumes were lower in the current year quarter as a result of fewer tons being available for sale because of production cutbacks in the first quarter. As a result of the lower production rates and sales volumes experienced, nitrogen inventory levels are substantially below prior-year levels.

Our ammonia sales volumes decreased 6%, while our ammonia sales prices increased 54%. During the quarter, we saw an increase in demand from our industrial customers, our primary customer base for ammonia, over the prior-year period as world economies continued to improve. However, this was partially offset by reduced volumes sold to one of our large industrial accounts due to concern about their financial condition. Ammonia prices increased over the prior-year period as a result of reduced supply in world markets caused by downtime over the last 12 months due to maintenance turnarounds, raw material supply issues, and mechanical problems at various production plants around the world. In addition, U.S. production capacity has continued to decrease as a result of the natural gas price/product price relationship over the last 3-4 years. During this time, only limited amounts of new capacity have started in world markets. This supply situation has combined with the increased demand from industrial customers and an indication that global fertilizer use will increase due to a lower grain stock-to-use ratio, and has resulted in a strong pricing environment.

Ammonium nitrate sales volumes increased 3%, and sales prices increased 48%. According to The Fertilizer Institute, an industry trade group, U.S. ammonium nitrate production decreased 3% for the July to December 2003 time period compared to the same prior-year period. Decreased production over the last six months, along with uncertainty over U.S. production rates in the future due to continued natural gas price volatility, have combined with the overall upward movement of all nitrogen product prices to result in increased sales prices over the prior-year period.

Urea sales volumes decreased 72%, while sales prices increased 50%. The decrease in sales volumes is due to the closure of our prilled urea facility in February of 2003 because of continued unfavorable market conditions. This facility was restarted in November 2003 to supply specific industrial accounts. The increase in sales prices was a result of lower urea supplies due to our urea prilling closure and the closure of several other U.S. urea plants during the past 12 months. According to The Fertilizer Institute, U.S. urea production decreased 28% for the July to December 2003 time period compared to the same prior-year period. In addition, plants in other parts of the world have incurred downtime or reduced production rates caused by raw material supply issues.

Nitrogen solutions sales volumes decreased 40%, while sales prices increased 50%. Sales volumes decreased because production at our Yazoo City facility during the quarter was reduced by approximately 66,000 tons. Uncertainty over U.S. production rates in the future due to continued natural gas price volatility and the overall upward movement of all nitrogen product prices, led to the increase in sales prices of 50% over the prior-year period.

PHOSPHATES. DAP sales volumes decreased 16%, while sales prices increased 21%. Mechanical problems and high prices of certain raw materials resulted in decreased production. Sales prices were higher because of a tightened supply/demand balance and higher raw material prices.

MELAMINE. In June 2003, we began producing melamine crystal, a raw material for manufacturers in the construction/ remodeling and automotive industries. During the quarter ended December 31, 2003, we sold 19.1 million pounds of melamine at an average price of $0.39 per pound. Sales prices and volumes have been below expectations due to our being a new entrant into the market. Since melamine customers generally contract with suppliers for 3 to 6 month periods, it takes time to build a customer base that can meet our full production levels. Our facility can produce approximately 20 million pounds a quarter and we would expect to be at these sales levels during the first part of this calendar year.

OTHER REVENUES

Our other revenues consist of facility fees earned by our Yazoo City facility that supplies nitrogen tetroxide to the United States Department of Defense. This facility was placed into service during the third quarter of fiscal 2003.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $103.2 million for the quarter ended December 31, 2003, from $101.4 million for the quarter ended December 31, 2002. As a percentage of net sales, cost of products sold decreased to 81% for the quarter ended December 31, 2003, from 100% for the quarter ended December 31, 2002. This decrease was primarily the result of higher sales prices for our nitrogen and DAP products partially offset by higher costs per ton for these same products. During the quarter ended December 31, 2003, the average natural gas price for our domestic operations, net of futures gains and losses, increased 31% to $4.86 from $3.71 per MMBtu over the quarter ended December 31, 2002.

NITROGEN. Our nitrogen costs per ton increased 12% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 32% to $4.87 from $3.70 per MMBtu. In addition, we purchased more anhydrous ammonia at higher prices in the current year due to lower production at our ammonia plants. These higher costs were partially offset by higher equity earnings from Point Lisas Nitrogen. In addition, the purchase price for ammonia from Point Lisas Nitrogen was lower than prevailing market prices during the quarter as we recouped the remaining amounts that were paid in excess of prevailing market prices in prior periods according to the offtake agreement. This benefit amounted to approximately $6.4 million during the quarter. Equity earnings from Point Lisas Nitrogen and the benefit of purchasing ammonia at prices below market are both reflected in our consolidated statements of operations as a reduction in cost of products sold. During the quarter ended December 31, 2003, we recorded equity earnings of $6.4 million, which reflected earnings of Point Lisas Nitrogen for the six-month period ended December 31, 2003. During the quarter ended September 30, 2003, we did not record equity earnings from Point Lisas Nitrogen because of an agreement we had entered into to sell our interests in this facility, which was terminated in December 2003. During the prior-year quarter ending December 31, 2002, we recorded equity earnings of $3.1 million.

PHOSPHATES. Our DAP costs per ton increased 22% for the quarter ended December 31, 2003. We produced approximately 25,000 fewer tons compared to the prior-year period. This cost increase was primarily the result of a scheduled maintenance turnaround during the quarter ended December 31, 2003, and higher raw material costs, primarily for ammonia.

MELAMINE. In order to control inventory, we curtailed production in mid-August. Sales increased during September and October, and production resumed the first week in November. The major cost components of melamine include natural gas, anhydrous ammonia and urea melt, the prices of which are currently at historically-high levels.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $5.0 million for the quarter ended December 31, 2003, from $7.0 million for the quarter ended December 31, 2002. This decrease resulted primarily from reduced labor costs and other cost savings initiatives. In addition, during the prior year, we incurred additional expenses associated with reductions in workforce. These lower costs were partially offset by a noncash increase of approximately $1.5 million in retirement expense due to the freezing of our retirement benefits in April 2003. As a result, we were required to recognize in the prior year all unamortized prior service cost. As a percentage of net sales, selling, general and administrative expenses decreased to 4% at December 31, 2003, from 7% at December 31, 2002.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $1.2 million for the quarter ended December 31, 2003, from $346,000 for the quarter ended December 31, 2002. This increase resulted from an increase in idle plant costs. Early during the quarter ended December 31, 2003, portions of our anhydrous ammonia and urea production facilities in Donaldsonville were temporarily idled primarily as a result of the unfavorable relationship between product prices and the cost of natural gas, and to preserve our cash position. Our melamine production facility was idled temporarily to control our inventory. By the end of the quarter, all plants were operating.

INTEREST, NET

Our net interest expense for the quarter ended December 31, 2003, decreased to $5.0 million from $6.3 million for the quarter ended December 31, 2002. During the quarter ended December 31, 2003, we did not record any interest expense on our Senior Notes and 1998 IRBs as they are a part of our liabilities subject to compromise. We did record interest expense during the quarter ended December 31, 2003, on our Pre-Petition Harris Facility and our Supplemental DIP Loan as they were adequately secured. In addition, as a result of reclassifying our potash segment as discontinued operations for the quarter ended December 31, 2002, we transferred approximately $1.4 million of intercompany interest expense for our potash companies from interest, net, to discontinued operations; therefore, lowering our consolidated interest expense for the period.

OTHER INCOME

Other income decreased to $453,000 from $4.1 million. During the quarter ended December 31, 2002, we received $3.6 million in net proceeds from the conclusion of litigation related to a breach of contract claim involving performance guarantees for one of our ammonia plants at our nitrogen facility in Donaldsonville, Louisiana.

REORGANIZATION EXPENSE

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in the consolidated statement of operations. Reorganization expense for the three months ended December 31, 2003, was approximately $8.6 million and consisted of legal and other professional fees, as well as a $3.8 million break-up fee paid to Koch for terminating the sale process of our interest in Point Lisas Nitrogen.

INCOME TAX EXPENSE (BENEFIT)

For the quarter ended December 31, 2003, our income tax expense from continuing operations was $21.6 million, as compared to an income tax benefit of $8.0 million for the quarter ended December 31, 2002. The income tax expense is primarily the result of the establishment of a valuation allowance for the deferred tax asset related to federal net operating loss carryforwards that may expire unutilized, in addition to U.S. tax expense on cumulative foreign earnings triggered by the guarantee by one of our foreign subsidiaries of our debt under the Pre-Petition Harris Facility. The income tax benefit for the prior year was primarily a result of our net losses from continuing operations.

Our income tax benefit from discontinued operations for the three-month period ended December 31, 2003, was $5.5 million, as compared to $111,000 for the three-month period ended December 31, 2002. The income tax benefit was primarily the result of our net losses from discontinued operations.

DISCONTINUED OPERATIONS

During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets"). Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment at September 30, 2003. This test resulted in an impairment charge of approximately $34.0 million. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

On December 1, 2003, we announced a definitive agreement by our subsidiaries to sell the Potash Assets to two wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural resources company. The purchase price is expected to be approximately $20 to 25 million. In addition, certain liabilities are going to be assumed by the purchasers. The sale of these assets is expected to close in late February or early March 2004. On February 12, 2004, the Court entered a final sale order approving the sale of the Potash Assets. The actual purchase price and proceeds from this transaction will be adjusted for working capital levels on the closing date. As a result of this agreement, and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at December 31, 2003, our potash operation has been reflected as discontinued operations. We have recorded an estimated after-tax loss on the sale of our potash assets of $11.7 million for the quarter ended December 31, 2003, and estimated after-tax income from discontinued operations of $2.0 million for the quarter ended December 31, 2003. Corporate allocations have been excluded from discontinued operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2002

OVERVIEW. For the six-month period ended December 31, 2003, we incurred a net loss of $64.5 million (or $2.59 per diluted share) compared to a net loss of $37.7 million (or $1.44 per diluted share) for the same six-month period during the prior year. Included in these losses were losses from discontinued operations related to our potash segment of $33.8 million and $1.3 million for the six-month periods ended December 31, 2003 and December 31, 2002, respectively. Net sales increased to $210.1 million for the six-month period ended December 31, 2003, from $182.9 million for the six-month period ended December 31, 2002. We had operating income of $3.9 million for the six-month period ended December 31, 2003, compared to an operating loss of $30.2 million for the six-month period ended December 31, 2002. During the first three months of the fiscal year, we incurred a substantial amount of downtime at our nitrogen and potash facilities that negatively impacted performance. In addition, we incurred an asset write-down in September related to the potash business segment that is now classified as discontinued operations.

NET SALES

OVERVIEW. Our net sales increased 15% to $210.1 million for the six-month period ended December 31, 2003, from $182.9 million for the six-month period ended December 31, 2002. This increase was primarily the result of higher average sales prices from our nitrogen and DAP products and sales of melamine that began in June 2003, partially offset by lower sales volumes for our nitrogen and DAP products.

The following tables summarize our sales results by product categories for the six months ended December 31:

			%
	2003	2002	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$146,728	$128,824	14%
DAP	52,513	53,663	(2)%
Melamine	9,809	-	100%
Other	1,090	382	185%

Net Sales	$210,140	$182,869	15%

			%
	2003	2002	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Anhydrous ammonia	358	348	3%
Ammonium nitrate	315	364	(13)%
Urea	39	180	(78)%
Nitrogen solutions	100	272	(63)%
Nitric acid	17	11	55%
Total Nitrogen	829	1,175	(29)%

DAP	326	388	(16)%
Melamine (pounds)	24,142	-	100%

			%
	2003	2002	Inc.
Average Sales Price Per Ton:
Nitrogen	$ 177	$ 110	61%
DAP	$ 161	$ 138	17%
Melamine (per pound)	$ 0.41	N/A	N/A

NITROGEN. Our nitrogen net sales increased 14% as a result of a 61% increase in sales prices offset by a 29% decrease in sales volumes. The average selling price for ammonia, ammonium nitrate, urea and nitrogen solutions increased 61%, 46%, 51% and 50%, respectively. A decrease in U.S. nitrogen production, along with a tightening of world supply/demand balances, led to these nitrogen price increases. In late June 2003, we shut down significant portions of our Yazoo City facility in an effort to manage inventory levels that were higher than normal as a result of poor spring demand. While production reductions allowed us to conserve cash and avoid producing products with unfavorable margins due to high natural gas prices, sales volumes for ammonium nitrate and nitrogen solutions were negatively affected. The Yazoo City facility returned to production in late September 2003.

Our ammonia sales volumes increased 3%, and our ammonia sales prices increased 61%. Substantially all of our ammonia sales are to industrial customers. During the six-month period, we saw an increase in demand from our industrial customers over the prior-year period as world economies showed signs of improving. Ammonia prices increased over the prior-year period as a result of reduced supply in the world markets caused by industry production downtime during the period. This downtime was the result of maintenance turnarounds, raw material supply issues, and mechanical problems at various production plants.

Ammonium nitrate sales volumes decreased 13%, while sales prices increased 46%. The decrease in sales volumes was due to lower production as mentioned above. This decreased production, along with uncertainty over U.S. natural gas prices, led to the increase in sales prices over the prior-year period.

Urea sales volumes decreased 78%, while sales prices increased 51%. The decrease in sales volumes was due to the closure of our prilled urea facility in February of 2003. However, we restarted prilling in November 2003 at reduced volumes. The increase in sales prices was a result of lower urea supplies due to our urea prilling closure and the permanent closure of several other U.S. urea plants.

Nitrogen solutions sales volumes decreased 63%, while sales prices increased 50%. Sales volumes decreased because of production cutbacks at our Yazoo City production facility during our first fiscal quarter. Production decreases, along with uncertainty over U.S. natural gas prices, led to the increase in sales prices of 50% over the prior-year period.

PHOSPHATES. DAP sales volumes decreased 16%, while sales prices increased 17%. Mechanical problems and reduced production due to the high costs of certain raw materials, primarily sulfuric acid, resulted in less tons available for sale. Sales prices were higher because of a tightened supply/demand balance resulting from lower global production rates and increased demand by China.

MELAMINE. In June 2003, we began producing melamine crystal, a raw material for manufacturers in the construction/remodeling and automotive industries. During the six-month period ended December 31, 2003, we sold 24.1 million pounds of melamine at an average price of $0.41 per pound. Sales prices and volumes have been below expectations due to the slow economy and our being a new entrant into the market; however, prices are expected to improve early in calendar 2004.

OTHER REVENUES

Our other revenues of $2.3 million consist of facility fees earned by our Yazoo City facility that supplies nitrogen tetroxide to the United States Department of Defense. This facility was placed in service during the third quarter of fiscal 2003.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $189.3 million for the six-month period ended December 31, 2003, from $181.7 million for the six-month period ended December 31, 2002. As a percentage of net sales, cost of products sold decreased to 90% for the six-month period ended December 31, 2003, from 99% for the six-month period ended December 31, 2002. This decrease was primarily the result of higher sales prices for our nitrogen and DAP products, partially offset by higher costs per ton for our nitrogen and DAP products. During the six-month period ended December 31, 2003, the average natural gas price for our domestic operations, net of futures gains and losses, increased 45% to $4.97 from $3.43 per MMBtu over the six-month period ended December 31, 2002.

NITROGEN. Our nitrogen costs per ton increased 35% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 46% to $4.98, from $3.42 per MMBtu. In addition, we purchased more anhydrous ammonia at higher prices in the current year due to lower production at our nitrogen plants as described above. During the six-month period ended December 31, 2002, we recorded a higher-than-normal recovery and sale of precious metals used as catalysts at our Yazoo City production facility. These higher costs were partially offset by higher equity earnings at Point Lisas Nitrogen. These equity earnings are reflected in our consolidated statements of operations as a reduction in cost of products sold.

Our portion of the earnings from Point Lisas Nitrogen was $6.4 million for the six-month period ended December 31, 2003, compared to $3.0 million for the six-month period ended December 31, 2002. Point Lisas Nitrogen's earnings were higher in the current year primarily as a result of increased ammonia sales prices and increased production partially offset by high natural gas costs because its gas contract ties the price of natural gas to the market price of ammonia. In addition, the purchase price for ammonia from Point Lisas Nitrogen was lower than prevailing market prices during the quarter as we recouped the remaining amounts that were paid in excess of prevailing market prices in prior periods according to the offtake agreement. This benefit amounted to approximately $6.4 million during this period and was also recorded as a reduction in our cost of products sold.

PHOSPHATE. Our DAP costs per ton increased 22% for the six-month period ended December 31, 2003. This increase was primarily the result of higher raw material costs, primarily for ammonia and sulfur. In addition, we experienced lower production rates caused by mechanical problems and a scheduled maintenance turnaround that occurred during the quarter ended December 31, 2003. We produced approximately 61,000 fewer tons of product during the six-month period ending December 31, 2003, compared to the same prior-year period.

MELAMINE. The major cost components in melamine include natural gas, anhydrous ammonia and urea melt. In order to control inventory resulting from slow entry into this market, we curtailed melamine production in mid-August of the current fiscal year. Sales increased during September and October, and production resumed the first week in November.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $10.7 million for the six-month period ended December 31, 2003, from $13.4 million for the six-month period ended December 31, 2002. This decrease resulted primarily from reduced labor costs and other cost savings initiatives. These lower costs were partially offset by higher retirement expense due to the freezing of our retirement benefits in April 2003. As a result, we were required to recognize in the prior year, all unamortized prior-service cost. In addition, during the prior year, we incurred additional expenses associated with reductions in workforce. As a percentage of net sales, selling, general and administrative expenses decreased to 5% at December 31, 2003, from 7% at December 31, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

On December 19, 2002, we announced plans to close our prilled urea facility located in Donaldsonville, Louisiana, due to continued negative operating results from unfavorable natural gas prices and market conditions. We concluded that the long-lived assets associated with the prilling section of the urea plant would be idled indefinitely. The prilled urea assets were determined to be impaired and would not contribute to our ongoing operations. The value of the impaired prilled urea assets was approximately $12.4 million at December 2002. This amount was written off and recorded as a component of operating expenses during the quarter ended December 31, 2002. In November 2003, we restarted our prilled urea facility at reduced rates.

As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment. This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in the consolidated statement of operations for the six months ended December 31, 2003. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

OTHER OPERATING EXPENSES

Our other operating expenses increased to $8.5 million for the six-month period ended December 31, 2003, from $5.6 million for the six-month period ended December 31, 2002. This increase resulted from an increase in idle plant costs. During the six-month period ended December 31, 2003, portions of our anhydrous ammonia, nitric acid, urea and nitrogen solutions production facilities were temporarily idled primarily as a result of the unfavorable relationship between product prices and the cost of natural gas. Our melamine production facility was also temporarily idled during a portion of the six-month period ended December 31, 2003, in order to control inventory.

INTEREST, NET

Our net interest expense for the six-month period ended December 31, 2003, decreased to $10.3 million from $11.6 million for the six-month period ended December 31, 2002. During the six-month period ended December 31, 2003, we did not record any interest expense on our Senior Notes and 1998 IRBs as they are a part of our liabilities subject to compromise. We did record interest expense during the six-month period ended December 31, 2003, on our Pre-Petition Harris Facility and our Supplemental DIP Loan as they were adequately secured. In addition, as a result of reclassifying our potash segment as discontinued operations for the six-month period ended December 31, 2002, we transferred approximately $2.6 million of intercompany interest expense for our potash companies from interest, net, to discontinued operations; therefore, lowering our consolidated interest expense for that period.

OTHER INCOME

Other income decreased to $1.1 million from $4.6 million. During the six-month period ended December 31, 2002, we received $3.6 million in net proceeds from the conclusion of litigation related to a breach of contract claim involving performance guarantees for one of our ammonia plants at our nitrogen facility in Donaldsonville, Louisiana.

REORGANIZATION EXPENSE

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in our consolidated statement of operations. Reorganization expense for the six-month period ended December 31, 2003, was approximately $10.6 million and consisted of legal and other professional fees as well as a $3.8 million break-up fee paid to Koch for terminating the sale of our interest in Point Lisas Nitrogen.

INCOME TAX EXPENSE (BENEFIT)

For the six-month period ended December 31, 2003, our income tax expense from continuing operations was $14.8 million, as compared to a $770,000 benefit for the six-month period ended December 31, 2002. The income tax expense for the six-month period ended December 31, 2003, was primarily the result of the establishment of a valuation allowance for the deferred tax asset related to federal net operating loss carryforwards that may expire unutilized. The income tax benefit was primarily the result of our net losses from continuing operations, partially offset by U.S. tax expense on cumulative foreign earnings triggered by the guarantee by one of our foreign subsidiaries of our debt under the Pre-Petition Harris Facility.

Our income tax benefit from discontinued operations for the six-month period ended December 31, 2003, was $18.7 million, as compared to $977,000 for the six-month period ended December 31, 2002. The income tax benefit was primarily the result of our net loss from discontinued operations.

DISCONTINUED OPERATIONS

During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the Potash Assets. Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment at September 30, 2003. This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in our consolidated statement of operations for the six-months ended December 31, 2003. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

On December 1, 2003, we announced a definitive agreement by our subsidiaries to sell the Potash Assets to two wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural resources company. The estimated purchase price is expected to be approximately $20 to 25 million. In addition, certain liabilities are going to be assumed by the purchasers. The sale of these assets is expected to close in late February of 2004. On February 12, 2004, the Court entered a final sale order approving the sale of the Potash Assets. The actual purchase price and proceeds from this transaction will be adjusted for working capital levels on the closing date. As a result of this agreement, and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at December 31, 2003, our potash operation has been reflected as discontinued operations. We have recorded an estimated after-tax loss on the sale of our potash assets of $11.7 million and an estimated after-tax loss from discontinued operations of $22.1 million, which includes the pre-tax impairment charge of $34.0 million. Corporate allocations have been excluded from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had cash and cash equivalents of $4.0 million, compared to $6.1 million at June 30, 2003, a decrease of approximately $2.1 million.

Debtor-in-Possession Credit Facility.

On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "Original DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility"). On August 13, 2003, the Court denied our request for a Final Order with regard to the Interim Credit Facility, but granted us authority to use our cash collateral (i.e., cash and proceeds of inventory and receivables) for ordinary course operations through October 3, 2003. On October 2, 2003, the Court entered a Final Order that approved certain amendments to the Interim Credit Facility and permits borrowings of up to $32.5 million (the "DIP Credit Facility"). The DIP Credit Facility is a revolving credit facility that terminates upon the earlier to occur of (a) June 30, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the lenders terminate the DIP Credit Facility in connection with an event of default thereunder. Mississippi Chemical Corporation is the borrower under the DIP Credit Facility and its subsidiaries who are Debtors and MCHI are guarantors. Pursuant to a Final Order entered on December 19, 2003, the Investors (as defined below under the heading "Supplemental Debtor-in-Possession Term Loan") concluded a tender offer to the Original DIP Lenders on January 23, 2004 (the "DIP Credit Lenders").

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

Rates and Fees. The loans under the DIP Credit Facility bears interest at rates equal to the prime commercial rate from time to time in effect plus 4%. Upon entry of the Interim Order, we paid a facility fee of $375,000 to the Original DIP Lenders and an administrative fee of $75,000 (of this amount, $60,000 was refunded to us during the quarter ended September 30, 2003) to Harris Trust and Savings Bank, as "DIP Agent." Upon entry of the Final Order, we paid an additional fee of $375,000 to the Original DIP Lenders and an additional administrative fee of $75,000 to the DIP Agent. The DIP Credit Facility also has a commitment fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

Collateral Security and Guarantees. Pursuant to the Final Order for the DIP Credit Facility, the DIP Credit Lenders have been granted superpriority claim status in the Case with a first lien on substantially all of the Debtors' assets (including all cash collateral and proceeds of inventory and accounts receivable). Our use of cash collateral and proceeds of inventories and accounts receivable generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility (as defined below under the heading "Pre-Petition Harris Facility"). All of our subsidiaries which are Debtors have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the lenders under the Pre-Petition Harris Facility (the "Pre-Petition Lenders") have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Credit Lenders and certain liens permitted under the DIP Credit Facility.

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

               Asset Dispositions. The DIP Credit Facility requires us to market and dispose of specified assets. The financing order entered by the Court on December 19, 2003, found that the transactions contemplated by the Supplemental Debtor-In-Possession Term Loan satisfied our disposition requirement with respect to our interests in Point Lisas Nitrogen. Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1.0 million shall be applied to the Pre-Petition Harris Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility are otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds shall be applied to the Pre-Petition Harris Facility. As a result of any such sale, the DIP Commitment shall be automatically and permanently reduced by the amount of each such payment with a corresponding reduction in the DIP Commitment of each DIP Lender. In the event of a disposition of our interest in Point Lisas Nitrogen, all net cash proceeds must be applied first to the Pre-Petition Harris Facility and then to the DIP Credit Facility.

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

   Supplemental Debtor-In-Possession Term Loan

               On December 19, 2003, the Court entered a Final Order approving our entering into the Supplemental Post-Petition Credit Agreement, dated as of December 15, 2003, with certain funds or affiliates managed or advised by Delaware Street Capital, L.P. and DDJ Capital Management LLC (together with their participants and assigns, the "Investors"), pursuant to which the Investors made a $96.7 million term loan to us on December 30, 2003 (the "Supplemental DIP Loan"). The proceeds of the Supplemental DIP Loan were used to reduce the principal amount of the Pre-Petition Harris Facility by $90.0 million and to pay certain transaction-related fees and expenses of $6.7 million. The Supplemental DIP Loan matures on the earlier of (a) October 31, 2004, (b) the effective date of a plan of reorganization in our Case, (c) the conversion of our Case to a Chapter 7 case, or (d) the dismissal or appointment of a trustee in any of our Chapter 11 cases.

               In addition, the Investors agreed to tender for the approximately $68.4 million remaining secured debt under the Pre-Petition Harris Facility and the obligations under the DIP Credit Facility, at par plus accrued interest (excluding default interest). The tender was conditioned upon acceptance by at least 51 percent in number of the lenders representing not less than 66-2/3 percent of the outstanding principal amount under these facilities. More than 51 percent in number of the Pre-Petition Lenders and the Original DIP Lenders tendered, respectively, 93 percent and 85 percent of the Pre-Petition Harris Facility and the DIP Credit Facility. The tender closed on January 23, 2004. As a result, the Investors hold substantially all of our secured debt.

               As a result of the Supplemental DIP Loan, we withdrew our motion to sell under the Koch Stalking Horse Agreement, and the Court entered a Final Order terminating such sale process. Accordingly, we paid the Koch Break-Up Fee from the proceeds of the Supplemental DIP Loan.

               Rates and Fees. The Supplemental DIP Loan bears cash interest, payable monthly, at rates equal to the prime commercial rate from time to time in effect plus 4% and accrues additional payment in-kind interest monthly at the rate of 8% per annum for the first six months and 9% per annum thereafter. In connection with the signing and closing of the Supplemental DIP Loan, we paid aggregate commitment fees of approximately $2.4 million to the Investors. The Investors are also entitled to a Cash Out Commitment Fee of approximately $1.44 million upon the termination of the Supplemental DIP Loan. In addition, the Investors will be entitled to a Lost Opportunity Commitment Fee of approximately $2.9 million payable on termination of the Supplemental DIP Loan if our plan of reorganization is confirmed with a plan sponsor other than the Investors or otherwise unsatisfactory to the Investors.

               Guarantees and Collateral Security. The Supplemental DIP Loan is guaranteed by (a) all of our direct and indirect wholly owned domestic subsidiaries (the "Domestic Subsidiaries," and together with us, the "Supplemental Loan Parties") and (b) MCHI. MCHI is the indirect holder of our fifty percent equity interest in Point Lisas Nitrogen.

               The Supplemental DIP Loan is secured by (a) liens and security interests in substantially all of the assets of the Supplemental Loan Parties and (b) a pledge of all stock and other equity interests owned by each of the Supplemental Loan Parties (provided that such pledge does not include the stock of MCHI, the membership interests in FMCL Limited Liability Company, a 50%-owned Delaware limited liability company which ships product from Point Lisas Nitrogen, or the partnership interests in Houston Ammonia Terminal, L.P., a 50%-owned Delaware limited partnership). The Investors' security interests in the assets of the Supplemental Loan Parties are subordinate to the DIP Credit Facility and the Pre-Petition Harris Facility.

               Covenants. The Supplemental DIP Loan has covenants substantially the same as the DIP Credit Facility including (a) restrictions on our ability to incur debt, (b) requirements to generate the same minimum levels of EBITDA required by the DIP Credit Facility, (c) limits on our expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits on the amount of capital expenditures to the same amounts permitted by the DIP Credit Facility, (e) mandatory prepayments from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business), and (f) other affirmative and negative covenants typical for this type of loan.

               Pre-Petition Harris Facility.

               As of the Petition Date, we had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158.4 million. The Pre-Petition Harris Facility bears interest at rates related to the Prime Rate. As of December 31, 2003, our weighted average interest rate was 9% (which includes the default rate) and we had borrowings outstanding in the amount of $68.4 million. In December 2003, we paid down $90.0 million on the Pre-Petition Harris Facility with proceeds from the Supplemental DIP Loan. The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, we can no longer borrow under this Facility. As adequate protection for the use of the Pre-Petition Lenders' cash collateral, we are required to pay interest on the Pre-Petition Harris Facility. Interest is paid monthly in arrears at the non-default rate (Prime Rate + 5% on the first $105 million until this debt is reduced to $52.5 million at which point such rate is Prime Rate + 3%, with the balance of this debt subject to an interest rate of Prime Rate + 1%). An additional 2% of default rate interest accrues until payoff of the Pre-Petition Harris Facility. Since the Pre-Petition Harris Facility is a secured facility, it has not been classified as a liability subject to compromise on our consolidated balance sheets.

               The Industrial Revenue Bonds

               In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our east phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs mature on March 1, 2022, and carry a 5.8% fixed rate of interest. The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008 to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. The bankruptcy filing was an event of default under the industrial revenue bonds. At December 31, 2003 and June 30, 2003, the industrial revenue bonds are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

               The Senior Notes

               On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Pre-Petition Harris Facility. As a result of our bankruptcy filing, we did not make the semi-annual interest payments due on May 15, 2003 and November 15, 2003, and were in default under the Senior Notes. At December 31, 2003 and June 30, 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

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

               As a result of our filing bankruptcy, we had a payment default of approximately $2.6 million under our ammonia offtake agreement with Point Lisas Nitrogen. The bankruptcy filing also resulted in a default on Point Lisas Nitrogen's loan with Ex-Im Bank. Because of this default, the total loan obligation to Ex-Im Bank continues to be classified as a current liability on Point Lisas Nitrogen's balance sheet. The payment default amount under the ammonia offtake agreement caused us to pay market prices for ammonia from the Petition Date through September 30, 2003, and prevented us from recovering accumulated amounts paid in previous years that were in excess of prevailing market prices. As a result of payment of the cure amount under the offtake agreement, and upon satisfaction of other conditions, Koch and Ex-Im Bank agreed to permit us to recover amounts paid in previous years, approximately $6.4 million, that were in excess of prevailing market prices on purchases after October 1, 2003, which amounts have been recovered. As of the date of this filing, Ex-Im Bank has not demanded that Point Lisas Nitrogen make payment of the outstanding debt. Point Lisas Nitrogen is continuing to repay the loan obligation with Ex-Im Bank based on the original repayment terms.

               On October 8, 2003, we signed the Koch Stalking Horse Agreement with Koch to sell our interests in Point Lisas Nitrogen. Subsequently, and in conjunction with the Supplemental DIP Order, we withdrew our motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of the Koch Break-Up Fee. As a result of retaining Point Lisas Nitrogen, in December we recorded approximately $6.4 million of Point Lisas Nitrogen's earnings attributable to our interest for the six-month period ended December 31, 2003.

               Sale of Potash Assets

               On November 26, 2003, our potash subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered the Intrepid Stalking Horse Agreement with Intrepid Mining LLC. The purchase price is expected to be approximately $20 to $25 million. The Court entered a Bid Protection Order on December 23, 2003, approving the Intrepid Stalking Horse Agreement and the related auction and bid procedures. However, no competing bids were received by the January 26, 2004, competing bid deadline. On February 12, 2004, the Court entered a final sale order approving the sale of the Potash Assets.

                Liquidity

               Based on natural gas and product market prices, particularly for nitrogen and DAP, as of the date of this filing, and our current gas hedge positions, we believe that our existing cash, cash generated from operations, cash from the sale of our Potash Assets, and cash available under the Supplemental Post-Petition Credit Agreement should be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2004. Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations. We estimate our remaining capital expenditure requirements for fiscal 2004 to be approximately $8.0 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations. Our ability to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, compliance with the covenants under the DIP Credit Facility and the Supplemental DIP Loan, the ability to sustain cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees. No assurance can be given that we will be successful in reorganizing our businesses and successfully emerging from the bankruptcy proceedings.

OUTLOOK

For the remainder of fiscal 2004, there are positive factors in the agricultural outlook. Sales prices are high and the world grain stocks-to-use ratio is expected to be at one of the lowest levels in the last twenty years. Improving grain prices as a result of low stocks, combined with a better economic outlook for the domestic farming community, in part because of the Farm Security and Rural Investment Act of 2002, should result in stronger agricultural fundamentals than have existed for several years.

Notwithstanding this positive outlook, volatility in natural gas prices is still prevalent. As we move into the spring of fiscal 2004, weather, oil prices, and the U.S. economic recovery are among the important influences on natural gas prices. Despite the fact that gas inventories are normal by historical standards, natural gas prices remain at high levels. To maximize results in the current environment, we continue to determine operating levels for our nitrogen plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. We believe that world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online.

We are encouraged by the strength of ammonia, ammonium nitrate, and nitrogen solutions prices. Although we believe these prices are at the upper limit, we expect pricing to remain strong through the third fiscal quarter. As always, weather will play a role in demand for our nitrogen solutions and ammonium nitrate, but we will enter this spring season with very low product inventories and this will affect the tons available for sale. We expect natural gas prices to decline during the third fiscal quarter from levels experienced thus far as we enter warmer months.

Approximately 30% to 40% of our DAP is sold into the export markets by PhosChem. The strength of international markets will continue to depend on the buying patterns of China and India. We anticipate domestic DAP prices to remain firm relative to current levels due to the tightening of the supply/demand balance caused in part by export sales by domestic producers during the second fiscal quarter.

While our melamine sales are progressing slower than anticipated, we are encouraged by increased pricing which we expect to continue through the third fiscal quarter. Our operations team has performed well in producing a high-quality product, but this segment will continue to face barriers to market entry, primarily from price pressure from larger, more established competitors and customer concerns of reliable supply due to our reorganization.

Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements issued during the quarter ended December 31, 2003, that we anticipate having a material effect on our consolidated financial statements. Refer to our accounting policies in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable language. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) our ability to operate pursuant to the terms of the DIP Credit Facility and the Supplemental DIP Loan, (ii) operating constraints, costs and uncertainties associated with the Case, (iii) our ability to develop, prosecute, confirm and consummate a plan of reorganization, (iv) our ability to receive trade credit, (v) our ability to maintain contracts that are critical to our operation, (vi) changes in matters which affect the global supply and demand of fertilizer products, (vii) high natural gas prices and the volatility of the natural gas market, (viii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U. S. government policies, weather, and changes in agricultural production methods, (ix) possible unscheduled plant outages and other operating difficulties, (x) price competition and capacity expansions and reductions from both domestic and international competitors, (xi) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (xii) the relative unpredictability of international and local economic conditions, (xiii) the relative value of the U.S. dollar, (xiv) regulations regarding the environment and the sale and transportation of fertilizer products, (xv) oil costs and the impact of war in the Middle East, (xvi) the occurrence of any national calamity or crisis, including an act of terrorism, (xvii) the continuing efficacy of unfair trade remedies, and the outcome of pending unfair trade remedy (antidumping) cases, (xviii) our ability to retain key employees, and (xviv) other important factors affecting the fertilizer industry and us as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

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

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At December 31, 2003, the fair value of open positions was calculated by valuing each position using December 31, 2003, quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties. We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $774,000 at December 31, 2003. Changes in the fair value of such derivative instruments have a high correlation to changes in the spot price of natural gas purchased, which prices are affected by a variety of factors including weather conditions, oil prices, industrial production levels, and the state of the U.S. economy.

INTEREST. Under the Pre-Petition Harris Facility, our rates are related to the Prime Commercial Rate, plus an increased margin. The DIP Credit Facility bears interest at rates equal to the Prime Rate from time to time in effect plus 4%. The Supplemental DIP Loan bears interest at rates equal to the Prime Rate from time to time in effect plus 4% and accrues additional payment-in-kind interest monthly at the rate of 8% per annum for the first six months and 9% per annum thereafter. For more information on our debt subject to a variable rate of interest, see the heading "Liquidity and Capital Resources - Financial Activities," in Part I, Item 2 of this report.

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

INTERNAL CONTROLS. There have not been any significant changes during our most recent fiscal quarter in our internal accounting controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

As a result of the commencement of our voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as further described under "Part I. Item II. Management's Discussion and Analysis of Results of Operations and Financial Condition - Chapter 11 Reorganization," we are currently in default on $68.4 million of indebtedness under the Pre-Petition Harris Facility, $14.5 million of indebtedness under our industrial revenue bonds, and $200.0 million of indebtedness under the Senior Notes. The bankruptcy filing caused a default under substantially all of our debt agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  See Index of Exhibits on page 58.
  The following reports on Form 8-K have been filed for the quarter for which this report is filed:

(1)  8-K filed October 3, 2003 (attaching press release regarding court approval of the DIP Credit Facility);

(2)  8-K filed October 9, 2003 (attaching press release regarding Koch stalking horse agreement);

(3)  8-K filed November 19, 2003 (attaching September and October 2003 operating reports);

(4)  8-K filed December 16, 2003 (attaching November 2003 operating report);

(5)  8-K filed December 23, 2003 (attaching press release regarding Supplemental Post-Petition

Credit Agreement), and;

(6)  8-K filed December 31, 2003 (attaching Final Financing Order, Supplemental Post-Petition

Credit Agreement and Mississippi Chemical Holdings, Inc. Guaranty).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

As a result of the commencement of our voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as further described under "Part I. Item II. Management's Discussion and Analysis of Results of Operations and Financial Condition - Chapter 11 Reorganization," we are currently in default on $68.4 million of indebtedness under the Pre-Petition Harris Facility, $14.5 million of indebtedness under our industrial revenue bonds, and $200.0 million of indebtedness under the Senior Notes. The bankruptcy filing caused a default under substantially all of our debt agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  See Index of Exhibits on page 58.
  The following reports on Form 8-K have been filed for the quarter for which this report is filed:

(1)  8-K filed October 3, 2003 (attaching press release regarding court approval of the DIP Credit        Facility);

(2)  8-K filed October 9, 2003 (attaching press release regarding Koch stalking horse agreement);

(3)  8-K filed November 19, 2003 (attaching September and October 2003 operating reports);

(4)  8-K filed December 16, 2003 (attaching November 2003 operating report);

(5)  8-K filed December 23, 2003 (attaching press release regarding Supplemental Post-Petition       Credit Agreement), and;

(6)  8-K filed December 31, 2003 (attaching Final Financing Order, Supplemental Post-Petition       Credit Agreement and Mississippi Chemical Holdings, Inc. Guaranty).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MISSISSIPPI CHEMICAL CORPORATION

Date: February 17, 2004	By: /s/ Timothy A. Dawson
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

*
3.2	Articles of Amendment to the Articles of Incorporation of the Company adopted December 12, 2003.	+
3.3	Bylaws of the Company; filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.	*
4.1	Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.	*
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
10.14

Revised First Amendment to Post-Petition Credit Agreement and Waiver, dated as of October 2, 2003, among the Company and each of its subsidiaries executing said Agreement, the several banks and other financial institutions or entities from time to time parties to said Agreement, and Harris Trust and Savings Bank, individually and as Agent for the Lenders; filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 001-12217, and incorporated herein by reference.(5)

*
10.15

Supplemental Post-Petition Credit Agreement, dated as of December 15, 2003, among the Company, the Investors from time to time party thereto, and each of the Guarantors signing the Agreement; filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
10.16

Guaranty Agreement, dated as of December 30, 2003, executed by Mississippi Chemical Holdings, Inc., in favor of DSC Advisors, L.P., DDJ Capital Management, L.L.C., and the Investors party to the Supplemental Post-Petition Credit Agreement; filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed December 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
10.17

Stock and Asset Purchase Agreement, by and between Mississippi Chemical Corporation, as Seller, and Koch Nitrogen Company, as Buyer, dated October 8, 2003, pursuant to which Buyer will purchase all of Seller's interests in Point Lisas Nitrogen Limited, which owns and operates an anhydrous ammonia production facility in the Republic of Trinidad and Tobago; filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 001-12217, and incorporated herein by reference.

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

*
10.20	Employee Retention and Severance Programs approved by the U.S. Bankruptcy Court on October 2, 2003.	+
10.21	Form of Key Executive Retention and Severance Agreement applicable to the Named Executive Officers: Charles O. Dunn, Timothy A. Dawson, C. E. McCraw; Robert E. Jones; and Larry W. Holley.	+

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
31.1	Certification of Chief Executive Officer pursuant to Rule 13e-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+
31.2	Certification of Chief Financial Officer pursuant to Rule 13e-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	+
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+

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

(5)   Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information was redacted from Sections 1.5, 1.7, 1.17, 1.24, and 1.25, and an application for confidential treatment was filed separately with the Secretary of the SEC.