Form 10-Q
period 2004-03-31
MISSISSIPPI CHEMICAL CORP /MS/
filed 2004-05-19
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

               The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004.

Class	Number of Shares
Common Stock, $0.01 par value	24,250,109

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page
			Number
PART I.		FINANCIAL INFORMATION:
	Item 1.	Consolidated Financial Statements

		Consolidated Statements of Operations	3
		Three months ended March 31, 2004 and 2003 and
		Nine months ended March 31, 2004 and 2003

		Consolidated Balance Sheets	4 - 5
		March 31, 2004 and June 30, 2003

		Consolidated Statements of Shareholders' Equity (Deficit)	6
		Fiscal Year ended June 30, 2003 and
		Nine months ended March 31, 2004

		Consolidated Statements of Cash Flows	7
		Nine months ended March 31, 2004 and 2003

		Notes to Consolidated Financial Statements	8 - 35

	Item 2.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition	36 - 54

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Risk	55

	Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION:

	Item 3.	Defaults Under Senior Securities	56

	Item 6.	Exhibits and Reports on Form 8-K	56

	Signatures		56

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:	(In thousands, except per share data)
Net sales	$123,783	$ 88,498	$317,103	$249,777
Other	1,101	801	3,374	801
	124,884	89,299	320,477	250,578
Operating expenses:
Cost of products sold	104,119	80,645	276,924	236,822
Selling, general and administrative	5,898	8,214	16,615	21,625
Impairment of long-lived assets (see Note 5)	-	58,642	-	58,642
Other	334	4,883	5,754	10,492
	110,351	152,384	299,293	327,581
Operating income (loss)	14,533	(63,085)	21,184	(77,003)

Other (expense) income:
Interest, net	(8,212)	(6,821)	(18,553)	(18,407)
Other	640	262	1,705	4,864

Income (loss) from continuing operations before
reorganization expense and income taxes	6,961	(69,644)	4,336	(90,546)

Reorganization expense (see Note 9)	25,703	-	36,323	-

Loss from continuing operations before
income taxes	(18,742)	(69,644)	(31,987)	(90,546)

Income tax expense (benefit) (see Note 10)	2,940	(24,367)	21,633	(18,673)

Loss from continuing operations	(21,682)	(45,277)	(53,620)	(71,873)

Discontinued operations (see Note 12):
Loss from operations, net of income tax
benefits of $3,894, $1,843,
$20,201and $9,283, respectively	(5,476)	(2,750)	(27,589)	(13,831)

Loss on disposal, net of income tax benefits of
$382, $0, $6,697 and $0, respectively	(624)	-	(11,103)	-

Loss from discontinued operations	(6,100)	(2,750)	(38,692)	(13,831)

Net loss	$(27,782)	$(48,027)	$ (92,312)	$ (85,704)

Loss per share from continuing
operations - basic and diluted (see Note 6)	$ (0.90)	$ (1.73)	$ (2.17)	$ (2.74)
Loss per share from discontinued
operations - basic and diluted (see Note 6)	(0.25)	(0.10)	(1.56)	(0.53)

Net loss per share (see Note 6)	$ (1.15)	$ (1.83)	$ (3.73)	$ (3.27)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	March 31,	June 30,
	2004	2003
	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 5,133	$ 6,102
Accounts receivable, net	51,856	56,375

Inventories:
Finished products	19,699	29,121
Raw materials and supplies	8,219	6,415
Replacement parts	25,371	30,750
Total inventories	53,289	66,286

Prepaid expenses and other current assets	13,233	5,039
Deferred income taxes	3,363	3,112
Assets of discontinued operations (see Note 12)	8,147	-

Total current assets	135,021	136,914

Investments in affiliates	126,085	111,509

Other assets	8,479	10,305

Long-term assets from discontinued operations (see Note 12)	1,882	-

Property, plant and equipment, at cost	484,755	695,919
Less accumulated depreciation, depletion and
amortization	(310,952)	(406,557)
Property, plant and equipment, net	173,803	289,362

	$ 445,270	$ 548,090

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

	March 31,	June 30,
	2004	2003
	(In thousands, except per share data)

Current liabilities:
Debt due within one year	$159,229	$158,423
Accounts payable	20,610	15,736
Accrued liabilities	11,647	4,633
Liabilities of discontinued operations (see Note 12)	1,522	-
Total current liabilities	193,008	178,792

Other long-term liabilities and deferred credits	34,527	36,872

Deferred income taxes	21,143	26,518

Liabilities subject to compromise (see Note 4)	233,181	249,132

Shareholders' (deficit) equity:
Common stock ($.01 par, authorized 100,000
shares; issued 27,981)	280	280
Additional paid-in capital	306,063	306,063
Accumulated deficit	(301,359)	(209,047)
Accumulated other comprehensive loss, net	(13,099)	(12,046)
Treasury stock, at cost (3,731 and 1,769 shares)	(28,474)	(28,474)
Total shareholders' (deficit) equity	(36,589)	56,776

	$445,270	$548,090

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2003

AND THE NINE MONTHS ENDED MARCH 31, 2004

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income (Loss)	Stock	Total
			(In thousands)

Balances, July 1, 2002	$ 280	$ 305,901	$(102,577)	$ 4,983	$(29,111)	$ 179,476
Comprehensive loss:
Net loss	-	-	(105,853)	-	-	(105,853)
Net change in
unrealized loss on
hedges, net of tax
benefit of $2,910	-	-	-	(4,853)	-	(4,853)
Deferred pension
liability, net of tax
benefit of $6,557	-	-	-	(12,176)	-	(12,176)

Comprehensive loss	-	-	(105,853)	(17,029)	-	(122,882)

Stock-based
compensation	-	162	-	-	-	162
Treasury stock, net	-	-	(617)	-	637	20

Balances, June 30, 2003	280	306,063	(209,047)	(12,046)	(28,474)	56,776
Comprehensive loss:
Net loss	-	-	(92,312)	-	-	(92,312)
Net change in
unrealized loss on
hedges, net of tax
benefit of $577	-	-	-	(1,053)	-	(1,053)

Comprehensive loss	-	-	(92,312)	(1,053)	-	(93,365)

Balances,
March 31, 2004	$ 280	$306,063	$(301,359)	$ (13,099)	$(28,474)	$ (36,589)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine months ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$ (92,312)	$ (85,704)
Reconciliation of net loss to net cash used in
operating activities:
Net change in operating assets and liabilities -
continuing operations	(73,500)	(23,611)
Net change in operating assets and liabilities -
discontinued operations	54,393	3,567
Refund of federal taxes pursuant to the Job
Creation and Workforce Assistance Act of 2002	-	14,871
Depreciation, depletion and amortization	20,879	30,437
Loss on impairments and sale of discontinued operations	83,775	70,848
Change in deferred gain on hedging activities,
net of tax	(1,219)	(1,411)
Deferred income taxes	(5,714)	(28,989)
Equity earnings in unconsolidated affiliates	(16,146)	(6,845)
Other	5,452	(890)

Net cash used in operating activities	(24,392)	(27,727)

Cash flows from investing activities:
Purchases of property, plant and equipment -
continuing operations	(4,053)	(9,685)
Purchases of property, plant and equipment -
discontinued operations	(1,380)	(3,542)
Proceeds from sale of potash operations	26,596	-
Proceeds from sale of assets	154	3,330
Other	1,300	1,643

Net cash provided by (used in) investing activities	22,617	(8,254)

Cash flows from financing activities:
Debt proceeds	231,600	239,356
Debt payments	(230,794)	(203,269)

Net cash provided by financing activities	806	36,087

Net (decrease) increase in cash and cash equivalents	(969)	106

Cash and cash equivalents - beginning of period	6,102	1,989

Cash and cash equivalents - end of period	$ 5,133	$ 2,095

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by us without audit, and include Mississippi Chemical Corporation and its subsidiaries. In our opinion, the financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month and nine-month periods ended March 31, 2004 and 2003, our financial position at March 31, 2004 and June 30, 2003, our consolidated statements of shareholders' equity (deficit) for the nine months ended March 31, 2004 and the year ended June 30, 2003, and our cash flows for the nine months ended March 31, 2004 and 2003. In our opinion, these adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods. We have reclassified certain prior-year information to conform with the current year's presentation.

Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in our June 30, 2003, audited financial statements.

NOTE 2 - BANKRUPTCY PROCEEDINGS

On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"). The cases are being administered jointly in Joint Case Number 03-02984 WEE, collectively ("Case"). As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession revolving credit financing of $32.5 million, which was automatically reduced to $22.5 million on March 2, 2004, immediately following the sale of our Potash Assets (see Note 12). On December 19, 2003, the Court entered a Final Order approving supplemental debtor-in-possession term loan financing of $96.7 million (the "Supplemental DIP Order").

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

On October 8, 2003, we signed an agreement with Koch Nitrogen Company ("Koch") to sell our interests in Point Lisas Nitrogen Limited ("Point Lisas Nitrogen") for an estimated cash amount of $92.0 million, plus certain assumed liabilities (the "Koch Stalking Horse Agreement"). Subsequently, and in conjunction with the Supplemental DIP Order, we withdrew our motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of a break-up fee to Koch of approximately $3.8 million (the "Koch Break-Up Fee"). As a result of these events, in December 2003 we recorded our share, approximately $6.4 million, of Point Lisas Nitrogen's earnings for the six-month period ended December 31, 2003. Due to the pending sale, we had not recorded our equity in earnings of approximately $2.4 million for the quarter ended September 30, 2003.

On November 26, 2003, our subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered into a stalking horse agreement to sell substantially all of their assets to subsidiaries of Intrepid Mining LLC (the "Intrepid Stalking Horse Agreement"). On March 2, 2004, these assets were sold. As of March 31, 2004, we had received approximately $26.6 million related to the sale and had a receivable of approximately $1.8 million recorded on our books for the remainder of the purchase price.

On April 16, 2004, the Debtors filed a joint plan of reorganization and disclosure statement. The principal objective of this plan will be to restructure the Debtors' obligations to creditors in a manner which will permit us to continue as a viable business organization. If approved by the Bankruptcy Court, the plan provides that our unsecured creditors will own substantially all of our stock, and our current shareholders will have the opportunity to share in our long-term growth. Under the proposed plan, our debt will be substantially reduced. Upon emergence from bankruptcy, our debt will be provided by a combination of existing secured lenders and new lenders. Although we filed a plan of reorganization, there can be no assurance at this time as to whether the plan will be approved by the various classes of creditors and equity holders, or whether it will be confirmed by the Court. Our plan of reorganization could substantially change the amounts and characterization of assets and liabilities disclosed in the accompanying consolidated financial statements.

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

NOTE 3 - CREDIT AGREEMENTS AND LONG-TERM DEBT DUE WITHIN ONE YEAR

DEBTOR-IN-POSSESSION CREDIT FACILITY

On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "Original DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility"). On August 13, 2003, the Court denied our request for a Final Order with regard to the Interim Credit Facility, but granted us authority to use our cash collateral (i.e., cash and proceeds of inventories and receivables) for ordinary course operations through October 3, 2003. On October 2, 2003, the Court approved certain amendments to the Interim Credit Facility to permit borrowings up to $32.5 million (the "DIP Credit Facility"). This Facility was reduced to $22.5 million as a result of the sale of our Potash Assets in March 2004. The DIP Credit Facility is a revolving credit facility that terminates upon the earlier to occur of (a) June 30, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the lenders terminate the DIP Credit Facility in connection with an event of default thereunder. Mississippi Chemical Corporation is the borrower under the DIP Credit Facility and its subsidiaries who are Debtors and Mississippi Chemical Holdings, Inc. ("MCHI"), are guarantors. Pursuant to a Final Order entered on December 19, 2003, the Investors (as defined below in the notes under the heading "Supplemental Debtor-in-Possession Term Loan") concluded a tender offer to the Original DIP Lenders on January 23, 2004 (the "DIP Credit Lenders"). The terms of the Pre-Petition Harris Facility and the Supplemental DIP Loan are essentially unchanged by the tender offer.

Maximum Borrowings. The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $22.5 million, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventories, minus (iii) a scheduled excess collateral availability requirement, minus (iv) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventories in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) an amount equal to six months' rent for all leased facilities where inventories are kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The DIP Commitment is subject to certain mandatory reductions described below. At March 31, 2004, we had borrowings outstanding in the amount of $8.2 million. We had no outstanding balance under the DIP Credit Facility as of the date of this filing.

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

Collateral Security and Guarantees. Pursuant to the Final Order for the DIP Credit Facility, the DIP Credit Lenders have been granted superpriority claim status in the Case that is collateralized by first liens on substantially all of our assets and the assets of the other subsidiaries included in the Case (including all of the proceeds of inventories and accounts receivable and cash collateral). Our use of proceeds of inventories and accounts receivable and all cash collateral generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility (defined below in this Note 3 under the heading "Pre-Petition Harris Facility"). All of our subsidiaries that are included in the Case have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the lenders under the Pre-Petition Harris Facility have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Credit Lenders and certain liens permitted under the DIP Credit Facility.

Covenants. The DIP Credit Facility (a) restricts our ability to incur debt, (b) prior to the sale of our Potash Assets, required us to generate certain minimum levels of EBITDA, as defined in the agreement, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions outside the ordinary course of business, (e) permits the voluntary prepayment of loans under the DIP Credit Facility without penalty, (f) required that the obligations under the Pre-Petition Harris Facility be reduced according to a schedule, and (g) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities. As of March 31, 2004, and the date of this filing, we were in compliance with all covenants under the DIP Credit Facility.

Asset Dispositions. The DIP Credit Facility requires us to market and dispose of specified assets. The financing order entered by the Court on December 19, 2003, found that the transactions contemplated by the Supplemental DIP Loan (as defined below under the heading "Supplemental Debtor-In-Possession Term Loan") satisfied our disposition requirement with respect to our interests in Point Lisas Nitrogen. The financing order entered by the Court on February 12, 2004, found that the Intrepid Stalking Horse Agreement satisfied our disposition requirement with respect to our potash assets. Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1.0 million shall be applied to the Pre-Petition Harris Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility are otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds shall be applied to the Pre-Petition Harris Facility. In the event of a disposition of the Company's interest in Point Lisas Nitrogen, all net cash proceeds must be applied first to the Pre-Petition Harris Facility and then to the DIP Credit Facility.

SUPPLEMENTAL DEBTOR-IN-POSSESSION TERM LOAN

On December 19, 2003, the Court entered a Final Order approving our entering into the Supplemental Post-Petition Credit Agreement, dated as of December 15, 2003, with certain funds or affiliates managed or advised by Delaware Street Capital, L.P. and DDJ Capital Management LLC (together with their participants and assigns, the "Investors"), pursuant to which the Investors made a $96.7 million term loan to us on December 30, 2003 (the "Supplemental DIP Loan"). The proceeds of the Supplemental DIP Loan were used to reduce the principal amount of the Pre-Petition Harris Facility by $90.0 million and to pay certain transaction-related fees and expenses of $6.7 million. The Supplemental DIP Loan matures on the earlier of (a) October 31, 2004, (b) the effective date of a plan of reorganization in our Case, (c) the conversion of our Case to a Chapter 7 case, or (d) the dismissal or appointment of a trustee in any of our Chapter 11 cases. At March 31, 2004, we had borrowings outstanding under the Supplemental DIP Loan in the amount of $98.7 million which included $2.0 million of accrued payment-in-kind interest.

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

Rates and Fees. The Supplemental DIP Loan bears cash interest, payable monthly, at rates equal to the prime commercial rate from time to time in effect plus 4% and accrues additional payment-in-kind interest monthly at the rate of 8% per annum for the first six months and 9% per annum thereafter. In connection with the signing and closing of the Supplemental DIP Loan, we paid aggregate commitment fees of approximately $2.4 million to the Investors. The Investors are also entitled to a Cash Out Commitment Fee of approximately $1.4 million upon the termination of the Supplemental DIP Loan. In addition, the Investors will be entitled to a Lost Opportunity Commitment Fee of approximately $2.9 million payable on termination of the Supplemental DIP Loan if our plan of reorganization is not approved by the Investors.

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

Covenants. The Supplemental DIP Loan has covenants substantially the same as the DIP Credit Facility including (a) restrictions on our ability to incur debt, (b) required us to generate the same minimum levels of EBITDA required by the DIP Credit Facility, (c) limits on our expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits on the amount of capital expenditures to the same amounts permitted by the DIP Credit Facility, (e) mandatory prepayments from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business), and (f) other affirmative and negative covenants typical for this type of loan. As of March 31, 2004, and the date of this filing, we were in compliance with all covenants under the Supplemental DIP Loan.

PRE-PETITION HARRIS FACILITY

As of the Petition Date, we had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158.4 million. The Pre-Petition Harris Facility bears interest at rates related to the Prime Rate. As of March 31, 2004, our weighted average interest rate was 9.5% (which includes the default rate) and we had borrowings outstanding in the amount of $52.3 million. The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, we can no longer borrow under this Facility. As adequate protection for the use of the Pre-Petition Lenders' cash collateral, we are required to pay interest on the Pre-Petition Harris Facility. Interest is paid monthly in arrears at the non-default rate (Prime Rate + 5% on the first $105 million until this debt is reduced to $52.5 million, at which point such rate is Prime Rate + 3%). An additional 2% of default rate interest accrues until payoff of the Pre-Petition Harris Facility. Since the Pre-Petition Harris Facility is a secured facility, it has not been classified as a liability subject to compromise on our consolidated balance sheets.

THE INDUSTRIAL REVENUE BONDS

In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our east phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate. The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The 1998 IRBs are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. The bankruptcy filing was an event of default under the industrial revenue bonds. At March 31, 2004 and June 30, 2003, the industrial revenue bonds are reflected as a component of liabilities subject to compromise on our consolidated balance sheets. Under our proposed plan of reorganization filed on April 16, 2004, these industrial revenue bonds would be converted to equity.

THE SENIOR NOTES

On November 15, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission. Semi-annual interest payments of approximately $7.3 million are due on each May 15 and November 15. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Pre-Petition Harris Facility. As a result of our bankruptcy filing, we have not made the semi-annual interest payments and are in default under the Senior Notes. At March 31, 2004 and June 30, 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheets. Under our proposed plan of reorganization filed April 16, 2004, the Senior Notes would be converted to equity.

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE

As a result of our Chapter 11 filing, substantially all of our unsecured pre-petition indebtedness is subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. These claims are reflected in the March 31, 2004 and June 30, 2003 consolidated balance sheets as liabilities subject to compromise. Pre-petition claims secured by our assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under the Pre-Petition Harris Facility) are secured by substantially all of our accounts receivable, inventories, and property, plant and equipment. These secured claims are reflected as long-term debt due within one year on our consolidated balance sheets. Although pre-petition claims are generally stayed as part of the first day orders and subsequent motions granted by the Court, the Court approved our motions to pay certain pre-petition obligations essential for the ongoing operation of our business. We have been paying and intend to continue to pay all undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

As of March 31, 2004 and June 30, 2003, we had liabilities subject to compromise of approximately $233.2 million and $249.1 million, respectively, which included the following;

	March 31,	June 30,
	2004	2003
	(Dollars in thousands)

Senior Notes, net of unamortized discount	$199,761	$199,761
Industrial revenue bonds	14,500	14,500
Accounts payable - trade	5,474	10,159
Other liabilities	13,446	24,712

	$233,181	$249,132

Below are condensed consolidated financial statements for the Company.

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2004

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 135,020	$ 1	$ -	$ 135,021
Investments and long-term
assets	134,527	112,039	(112,002)	134,564
Property, plant and
equipment, net	173,803	-	-	173,803
Long-term assets from
discontinued operations	1,882	-	-	1,882
	$ 445,232	$ 112,040	$(112,002)	$ 445,270

LIABILITIES AND
SHAREHOLDERS' DEFICIT

Current liabilities	$ 192,970	$ 38	$ -	$ 193,008
Other long-term liabilities and
deferred credits	55,670	112,002	(112,002)	55,670
Liabilities subject to
compromise	233,181	-	-	233,181
Shareholders' deficit	(36,589)	-	-	(36,589)
	$ 445,232	$ 112,040	$(112,002)	$ 445,270

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2004
	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Total revenues	$ 124,884	$ -	$ -	$ 124,884

Cost of products sold	104,122	(8,101)	8,098	104,119
Selling, general and
administrative	5,895	3	-	5,898
Other	334	-	-	334
	110,351	(8,098)	8,098	110,351
Operating income	14,533	8,098	(8,098)	14,533

Other expense	(7,572)	-	-	(7,572)

Income before reorganization
expense and income taxes	6,961	8,098	(8,098)	6,961

Reorganization expense	25,703	-	-	25,703

(Loss) income before income
taxes and discontinued
operations	(18,742)	8,098	(8,098)	(18,742)

Income tax expense -
continuing operations	2,940	-	-	2,940

Loss from continuing
operations	(21,682)	8,098	(8,098)	(21,682)

Loss from discontinued
operations, net of tax	(6,100)	-	-	(6,100)

Net (loss) income	$ (27,782)	$ 8,098	$ (8,098)	$ (27,782)

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the nine months ended March 31, 2004
	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Total revenues	$ 320,477	$ -	$ -	$ 320,477

Cost of products sold	276,933	(14,532)	14,523	276,924
Selling, general and
administrative	16,606	9	-	16,615
Other	5,754	-	-	5,754
	299,293	(14,523)	14,523	299,293
Operating income	21,184	14,523	(14,523)	21,184

Other expense	(16,848)	-	-	(16,848)

Income before reorganization
expense and income taxes	4,336	14,523	(14,523)	4,336

Reorganization expense	36,323	-	-	36,323

(Loss) income before income
taxes and discontinued
operations	(31,987)	14,523	(14,523)	(31,987)

Income tax expense -
continuing operations	21,633	-	-	21,633

(Loss) income from continuing
operations	(53,620)	14,523	(14,523)	(53,620)

Loss from discontinued
operations, net of tax	(38,692)	-	-	(38,692)

Net (loss) income	$ (92,312)	$ 14,523	$ (14,523)	$ (92,312)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2004
	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries	not in
	in Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows from operating
activities:
Net (loss) income	$ (92,312)	$ 14,523	$ (14,523)	$ (92,312)
Reconciliation of net (loss)
income to net cash
provided by operating
activities:
Net change in operating
assets and liabilities	(19,116)	9	-	(19,107)
Net change in other
long-term assets and
liabilities	(17,618)	(14,532)	14,523	(17,627)
Non-cash items, net	104,654			104,654
Net cash used in operating
activities	(24,392)	-	-	(24,392)

Net cash provided by
investing activities	22,617	-	-	22,617

Net cash provided by
financing activities	806	-	-	806

Net decrease in cash and cash
equivalents	(969)	-	-	(969)

Cash and cash equivalents -
beginning of period	6,102	-	-	6,102

Cash and cash equivalents -
end of period	$ 5,133	$ -	$ -	$ 5,133

NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS

Ammonia Assets. In February 2003, we announced closure plans for one of our ammonia plants located in Donaldsonville, Louisiana. This closure was the result of unfavorable natural gas prices and market conditions. We decided to idle this ammonia plant indefinitely because we did not expect it to contribute to future operations. The long-lived assets associated with this ammonia plant had a book value of approximately $70.3 million. We tested this asset for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and recorded a pre-tax impairment charge totaling $58.6 million at March 31, 2003. This amount has been reflected in the consolidated statement of operations as impairment of long-lived assets.

Due to customer demand and improved market conditions in December 2003, we restarted an ammonia plant previously idled and produced through the first week in April 2004. On March 25, 2004, we announced the permanent closure for one ammonia plant and our intent to indefinitely idle our second ammonia plant. Both ammonia plants are located at our facility in Donaldsonville, Louisiana. Negative operating performance caused by persistently high natural gas prices was the major contributing factor for our decision. We tested these assets for impairment at March 31, 2004, as required by SFAS No. 144 and recorded a pre-tax impairment charge of approximately $21.3 million. This impairment charge is reflected as a component of reorganization expense in the consolidated statement of operations.

Melamine/Urea Assets. In December 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana. This closure was also the result of unfavorable natural gas prices and market conditions. We evaluated the utility of these long-lived assets and initially concluded that the prilling section of the urea plant was not expected to contribute to ongoing operations and production would cease. We tested the assets associated with the urea prilling section for impairment in accordance with SFAS No. 144 and recorded a pre-tax impairment charge totaling $12.2 million at December 31, 2002. This amount has been included as loss from discontinued operations in the consolidated statement of operations.

In November 2003, we restarted the urea prilling section, previously shut down, at reduced rates to satisfy customer demand. On March 25, 2004, we announced the permanent closure of our melamine and urea operations, including the prilling section at our Donaldsonville, Louisiana, facility because we decided to exit this business operation completely. We have formally initiated efforts to locate a buyer for these assets. In accordance with SFAS No. 144, these assets have been reflected as discontinued operations at March 31, 2004, and prior reporting periods have also been reclassified. We have recorded a pre-tax impairment charge for the melamine/urea assets totaling $9.4 million for the three-month and nine-month periods ended March 31, 2004. We ceased production at this facility during the first week in April 2004.

Potash Assets. During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets"). Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale, and all related depreciation expense ceased. As required by SFAS No. 144, we tested the Potash Assets for impairment at September 30, 2003. This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in the consolidated statement of operations.

Impairment of long-lived assets summary:
	Three months ended		Nine months ended
	March 31,		March 31,
Statement of Operations Classification	2004	2003	2004	2003

Impairment of long-lived assets
Ammonia assets	$ -	$ 58,642	$ -	$ 58,642

Reorganization expense
Ammonia assets	21,251	-	21,251	-

Loss from discontinued operations
Melamine/Urea assets	9,368	-	9,368	12,206
Potash assets	-	-	34,022	-

	9,368	-	43,390	12,206

Total impairment charges	$ 30,619	$ 58,642	$ 64,641	$ 70,848

Significant judgments and estimates were used in performing the impairment tests in accordance with SFAS No. 144.

NOTE 6 - LOSS PER SHARE

The number of weighted average common shares outstanding, net of treasury shares, used in our diluted loss per share computations for the three months ended March 31, 2004 and 2003 were 24,261,000 and 26,208,000, respectively. The number of weighted average common shares outstanding, net of treasury shares, used in our diluted loss per share computations for the nine months ended March 31, 2004 and 2003, were 24,735,000 and 26,184,000, respectively. Options outstanding at March 31, 2004 and 2003, were not included in our computations of diluted loss per share as a result of incurring a net loss in each of the three-month and nine-month periods, which renders the options anti-dilutive. Weighted average common shares outstanding were lower during the current year periods primarily as a result of abandonments of shares to us by shareholders.

NOTE 7 - SEGMENT INFORMATION

Our reportable operating segments, nitrogen and phosphate, are strategic business units that offer different products. They are managed separately because each business unit requires different technology and marketing strategies. Our nitrogen segment produces ammonia, ammonium nitrate, nitrogen solutions and nitric acid. We distribute these products to fertilizer dealers, distributors, and industrial users. Our phosphate segment produces diammonium phosphate fertilizer (commonly referred to as "DAP"). Approximately 30% of our DAP is marketed to agricultural users in international markets through a separate export association. Prior to December 2003, we had a potash segment that mined and produced agricultural and industrial potash products that were sold to farmers, fertilizer dealers, distributors, and industrial accounts, primarily for use in the southern and western regions of the United States, and into export markets. On December 1, 2003, we announced our wholly owned subsidiaries in our potash segment had signed a definitive agreement to sell substantially all of their potash assets. As a result of this agreement, our potash operations have been sold and are reflected as discontinued operations. Prior to March 2004, we had a melamine segment that produced melamine crystal, which is a raw material for manufacturers in the construction/remodeling and automotive industries. Our production of melamine began in June 2003. On March 25, 2004, we announced the permanent closure of our melamine operation and our intent to sell this facility. As a result, our melamine operation has been reflected as discontinued operations and the related assets and liabilities reflected as assets and liabilities from discontinued operations in the accompanying consolidated financial statements.

Below is our segment information for the three-month and nine-month periods ended March 31, 2004 and 2003. The Other caption includes corporate allocations, capital expenditures and depreciation, depletion and amortization for our potash and melamine operations as well as other corporate activities and consolidating eliminations.
	Three months ended March 31, 2004
(In thousands)	Nitrogen	Phosphate	Other	Total

Net sales - external customers	$ 87,249	$ 36,534	$ -	$123,783
Net sales - intersegment	12,039	-	(12,039)	-
Operating income (loss)	15,172	908	(1,547)	14,533
Depreciation, depletion and amortization	3,609	1,234	2,055	6,898
Capital expenditures	492	1,062	191	1,745

	Three months ended March 31, 2003
(In thousands)	Nitrogen	Phosphate	Other	Total

Net sales - external customers	$ 64,566	$ 23,932	$ -	$ 88,498
Net sales - intersegment	4,892	-	(4,892)	-
Impairment of long-lived assets	58,642	-	-	58,642
Operating loss	(57,295)	(5,172)	(618)	(63,085)
Depreciation, depletion and amortization	5,241	1,329	3,314	9,884
Capital expenditures	1,308	1,240	851	3,399

	Nine months ended March 31, 2004
(In thousands)	Nitrogen	Phosphate	Other	Total

Net sales - external customers	$228,055	$ 89,048	$ -	$317,103
Net sales - intersegment	28,327	-	(28,327)	-
Operating income (loss)	32,116	(5,312)	(5,620)	21,184
Depreciation, depletion and amortization	10,969	3,798	6,112	20,879
Capital expenditures	781	3,284	1,368	5,433

	Nine months ended March 31, 2003
(In thousands)	Nitrogen	Phosphate	Other	Total

Net sales - external customers	$172,158	$ 77,619	$ -	$249,777
Net sales - intersegment	14,950	17	(14,967)	-
Impairment of long-lived assets	58,642	-	-	58,642
Operating loss	(64,462)	(9,685)	(2,856)	(77,003)
Depreciation, depletion and amortization	16,765	4,188	9,484	30,437
Capital expenditures	6,284	2,976	3,967	13,227

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The components of comprehensive loss that relate to us are net loss, unrealized gains or losses on our natural gas derivative transactions, and pension liability adjustments. These derivative transactions may consist of futures contracts, options, swaps, or similar derivative financial instruments related to the price of natural gas. In accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income," these are presented in the Consolidated Statements of Shareholders' (Deficit) Equity. The changes in the components of accumulated other comprehensive loss during the nine months ended March 31, 2004 and 2003, are included below.
	2004
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Accumulated other comprehensive loss
at June 30, 2003	$(18,523)	$ 6,477	$(12,046)

Net unrealized loss on natural gas hedging
activities arising during period	(6,364)	2,234	(4,130)
Reclassification adjustment for net losses on
natural gas hedging activities realized in net loss	4,734	(1,657)	3,077

Accumulated other comprehensive loss at
March 31, 2004	$(20,153)	$ 7,054	$(13,099)

Total comprehensive loss for the three and nine months ended March 31, 2004, was $28.6 million and $93.4 million, respectively.

	2003
	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(In thousands)
Accumulated other comprehensive gain
at June 30, 2002	$ 7,973	$ (2,990)	$ 4,983

Net unrealized gain on natural gas hedging
activities arising during period	10,859	(4,213)	6,646
Reclassification adjustment for net gains
realized in net loss	(16,456)	6,294	(10,162)

Accumulated other comprehensive gain at
March 31, 2003	$ 2,376	$ (909)	$ 1,467

Total comprehensive loss for the three and nine months ended March 31, 2003, was $50.0 million and $89.2 million, respectively.

NOTE 9 - REORGANIZATION EXPENSE

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in our consolidated statements of operations. Reorganization expense for the nine-month period ended March 31, 2004, was approximately $36.3 million and included an impairment loss of approximately $21.3 million related to our ammonia plants located in Donaldsonville, Louisiana (see Note 5), professional fees, severance and employee retention expenses, and the Koch Break-Up Fee (see Note 2).

NOTE 10 - INCOME TAX EXPENSE (BENEFIT)

For the nine-month period ended March 31, 2004, our income tax expense from continuing operations was $21.6 million, as compared to an income tax benefit of $18.7 million for the nine-month period ended March 31, 2003. The income tax expense was primarily the result of the establishment of a valuation allowance for the deferred tax asset related to federal net operating loss carryforwards that may expire unutilized, in addition to U.S. tax expense on cumulative foreign earnings triggered by the guarantee by one of our foreign subsidiaries of our debt. The income tax benefit for the prior year was primarily the result of our net loss from continued operations.

Our income tax benefit from discontinued operations for the nine-month period ended March 31, 2004, was $26.9 million, as compared to $9.3 million for the nine-month period ended March 31, 2003. The income tax benefit for the nine-month period ended March 31, 2004, was primarily the result of our net loss on discontinued operations.

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If we, in our judgment, are not more likely than not to realize any deferred tax assets, then we record valuation allowances against the deferred tax assets. As of March 31, 2004, we had recorded deferred tax assets arising from federal and state net operating loss carryforwards amounting to approximately $58.2 million and approximately $20.8 million, respectively. We estimate that certain deferred tax assets, primarily those arising from federal net operating loss carryforwards and certain state net operating loss carryforwards, may not be realized. Therefore, we have recorded federal and state valuation allowances amounting to $25.1 million and $17.2 million for the nine-month period ended March 31, 2004, respectively.

Our wholly owned subsidiary, MCHI, has provided a guarantee of our debt. MCHI indirectly owns our 50% joint venture interest in Point Lisas Nitrogen. Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Point Lisas Nitrogen). As of March 31, 2004, these cumulative earnings approximated $51.6 million. No U.S. taxes are currently payable on these earnings due to significant book and tax accounting differences, primarily with respect to depreciation. We have recorded non-current deferred tax liabilities on these earnings of approximately $19.6 million. While the guarantee remains in place, we expect to record U.S. tax expenses on future earnings from MCHI and Point Lisas Nitrogen.

In addition to the U.S. tax expense resulting from the MCHI guarantee, we are providing tax benefits based on an estimated annual effective tax rate of approximately 5.4%. This rate reflects approximately $8.0 million of nondeductible reorganization expenses as well as our anticipation of establishing valuation allowances for federal net operating loss carryforwards that may expire unutilized and all deferred state tax assets generated during the year.

NOTE 11 - INVESTMENT IN POINT LISAS NITROGEN

Our 50-50 joint venture, Point Lisas Nitrogen, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago. Point Lisas Nitrogen's financial statements are summarized as follows:

Summarized balance sheets information:
	March 31,	June 30,
	2004	2003
	(In thousands)
Assets:
Restricted cash	$ 57,643	$ 50,398
Other	23,269	18,241
Current assets	80,912	68,639

Non-current assets	251,467	259,118
Total assets	$ 332,379	$ 327,757

Liabilities and stockholders' equity:
Long-term debt due within one year	$ 93,473	$ 120,078
Other	12,015	9,852
Current liabilities	105,488	129,930

Stockholders' equity	226,891	197,827
Total liabilities and equity	$ 332,379	$ 327,757

Summarized statements of operations information:
	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands)

Revenues	$36,724	$23,976	$88,228	$57,939
Operating income	14,391	3,871	24,313	6,933
Net income	16,203	5,358	29,064	11,444

In accordance with the offtake agreement, we were allowed to purchase product from Point Lisas Nitrogen at prices below the prevailing market prices to recover amounts paid in excess of prevailing market prices in previous periods. This benefit amounted to approximately $6.4 million and $2.7 million for the nine months ended March 31, 2004 and 2003, respectively, and is reflected in our consolidated statements of operations as a reduction in cost of products sold.

NOTE 12 - DISCONTINUED OPERATIONS

Melamine and Urea Assets. On March 25, 2004, we announced the permanent closure of our melamine and urea operations at our Donaldsonville, Louisiana facility. We have initiated efforts to locate a buyer for these assets. In accordance with SFAS No. 144, at March 31, 2004, our melamine and urea operations have been reflected as discontinued operations and the related assets and liabilities classified as assets and liabilities from discontinued operations. Melamine and urea operations in previous periods have also been reclassified in accordance with SFAS No. 144. We have recorded an after-tax loss from discontinued operations of $8.5 million for the nine-month period ended March 31, 2004, and an $11.2 million after-tax loss for the nine-month period ended March 31, 2003.

Potash Assets. During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets"). Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment at September 30, 2003. This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in the consolidated statement of operations for the nine months ended March 31, 2004. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

On December 1, 2003, we announced a definitive agreement by our subsidiaries to sell the Potash Assets to two wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural resources company. On March 2, 2004, these assets were sold. As a result of this agreement, and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at March 31, 2004, our potash operation has been reflected as discontinued operations. Potash operations in previous periods presented have also been reclassified in accordance with SFAS No. 144. For the nine-month period ended March 31, 2004, we have recorded an after-tax loss on the disposal of our potash assets of $11.1 million and an after-tax loss from discontinued operations of $30.1 million, which includes the pretax impairment charge of $34.0 million referred to above. Corporate allocations have been excluded from discontinued operations.

The following tables summarize financial information for our discontinued operations:

Balance sheet of discontinued operations:
March 31,
2004
Assets:
Accounts receivable	$ 3,430
Inventories	4,457
Other	260

Current assets of discontinued operations	8,147

Long-lived assets held for sale	1,882

Total assets	10,029

Accounts payable and accrued liabilities	1,522

Net assets of discontinued operations	$ 8,507

NOTE 12 - DISCONTINUED OPERATIONS (Continued)

Net sales and loss from discontinued operations:
	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales:
Melamine and urea assets	$ 11,805	$ 8,661	$ 28,624	$ 30,252
Potash assets	12,204	18,281	46,824	49,763

	$ 24,009	$ 26,942	$ 75,448	$ 80,015

Income (loss) from discontinued
operations before income taxes:
Melamine and urea assets	$(11,601)	$ (2,547)	$(14,288)	$(18,794)
Potash assets	1,225	(2,046)	(51,302)	(4,320)
	$(10,376)	$ (4,593)	$(65,590)	$(23,114)

Income tax expense (benefit):
Melamine and urea assets	$ (4,664)	$ (1,025)	$ (5,744)	$ (7,555)
Potash assets	388	(818)	(21,154)	(1,728)
	$ (4,276)	$ (1,843)	$(26,898)	$ (9,283)

Income (loss) from discontinued
operations:
Melamine and urea assets	$ (6,937)	$ (1,522)	$ (8,544)	$(11,239)
Potash assets	837	(1,228)	(30,148)	(2,592)

	$ (6,100)	$ (2,750)	$(38,692)	$(13,831)

NOTE 13 - RETIREMENT PLANS

In December 2003, SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits," was revised to require additional disclosures during interim reporting periods. We have adopted the provisions of this revision, which became effective for interim reporting periods beginning after December 13, 2003.

Net periodic pension expense includes the following components:
	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net periodic pension expense:
Service cost	$ -	$ 700	$ -	$ 2,100
Interest cost	1,784	1,914	5,354	5,742
Expected return on plan assets	1,758	(2,085)	5,273	(6,255)
Net amortization	(18)	72	(54)	217
Recognized losses	132	48	396	145

Net periodic pension expense	$ 3,656	$ 649	$10,969	$ 1,949

Contributions paid	$ 36	$ 735	$ 36	$ 1,260

During fiscal 2003, we froze our retirement plan benefits. We are not required nor do we anticipate making contributions into the plan during the remainder of fiscal 2004 and fiscal 2005.

NOTE 14 - ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements issued during the quarter ended March 31, 2004, that we anticipate having a material effect on our consolidated financial statements. Refer to our accounting policies in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (the "Interpretation"). This Interpretation addresses consolidation by business enterprises of variable interest entities in which the equity investors do not have a majority voting interest and/or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support from other parties. The Company adopted and applied the provisions of this Interpretation during its first quarter of fiscal 2004, without a material effect on its consolidated financial statements. The FASB revised the Interpretation to address certain technical corrections and to clarify many of the implementation issues. We have evaluated the provisions of the revised Interpretation and concluded that its adoption does not have a material effect on the consolidated financial statements.

NOTE 15 - GUARANTOR SUBSIDIARIES

Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively. Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries as of and for March 31, 2004 and 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	Three months ended March 31, 2004
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 58,790	$ 94,365	$ (29,372)	$ 123,783
Other	-	1,101	-	-	1,101
	-	59,891	94,365	(29,372)	124,884

Operating expenses:
Cost of products sold	-	58,713	79,130	(33,724)	104,119
Selling, general and
administrative	655	1,454	1,554	2,235	5,898
Other	-	-	(2,425)	2,759	334
	655	60,167	78,259	(28,730)	110,351
Operating (loss) income	(655)	(276)	16,106	(642)	14,533

Other (expense) income:
Interest, net	(8,069)	(15)	(129)	1	(8,212)
Other	(11,724)	8,326	(607)	4,645	640

(Loss) income from continuing
operations before
reorganization expense and
income taxes	(20,448)	8,035	15,370	4,004	6,961

Reorganization expense	3,712	125	(33,128)	54,994	25,703

(Loss) income from continuing
operations before income
taxes	(24,160)	7,910	48,498	(50,990)	(18,742)

Income tax expense	3,622	3,818	10,849	(15,349)	2,940

(Loss) income from continuing
operations	(27,782)	4,092	37,649	(35,641)	(21,682)

Loss on discontinued
operations	-	-	(32,945)	26,845	(6,100)

Net (loss) income	$(27,782)	$ 4,092	$ 4,704	$ (8,796)	$ (27,782)

NOTE 15 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended March 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 38,511	$ 66,262	$ (16,275)	$ 88,498
Other	-	801	-	-	801
	-	39,312	66,262	(16,275)	89,299

Operating expenses:
Cost of products sold	-	39,989	59,850	(19,194)	80,645
Selling, general and
administrative	(270)	2,188	4,995	1,301	8,214
Impairment of long-lived
assets	-	-	58,642	-	58,642
Other	-	1,798	3,085	-	4,883
	(270)	43,975	126,572	(17,893)	152,384
Operating income (loss)	270	(4,663)	(60,310)	1,618	(63,085)

Other (expense) income:
Interest, net	(4,086)	(884)	781	(2,632)	(6,821)
Other	(43,741)	(31,667)	130	75,540	262

Loss from continuing
operations before
income taxes	(47,557)	(37,214)	(59,399)	74,526	(69,644)

Income tax expense
(benefit)	470	2,966	(27,420)	(383)	(24,367)

Loss from continuing
operations	(48,027)	(40,180)	(31,979)	74,909	(45,277)

Loss on discontinued
operations	-	-	(2,526)	(224)	(2,750)

Net loss	$(48,027)	$ (40,180)	$ (34,505)	$ 74,685	$ (48,027)

NOTE 15 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine months ended March 31, 2004
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$139,404	$329,662	$(151,963)	$317,103
Other	-	3,374	-	-	3,374
	-	142,778	329,662	(151,963)	320,477
Operating expenses:
Cost of products sold	-	133,882	292,881	(149,839)	276,924
Selling, general and
administrative	557	4,358	11,738	(38)	16,615
Other	-	5,089	4,594	(3,929)	5,754
	557	143,329	309,213	(153,806)	299,293
Operating (loss) income	(557)	(551)	20,449	1,843	21,184

Other (expense) income:
Interest, net	(18,113)	(86)	(354)	-	(18,553)
Other	(56,835)	18,839	(461)	40,162	1,705

(Loss) income from continuing
operations before
reorganization expense and
income taxes	(75,505)	18,202	19,634	42,005	4,336

Reorganization expense	13,697	517	1,414	20,695	36,323

(Loss) income from continuing
operations before income
taxes	(89,202)	17,685	18,220	21,310	(31,987)

Income tax expense (benefit)	3,110	13,887	(4,533)	9,169	21,633

(Loss) income from continuing
operations	(92,312)	3,798	22,753	12,141	(53,620)

Loss on discontinued
operations	-	-	(30,148)	(8,544)	(38,692)

Net (loss) income	$ (92,312)	$ 3,798	$ (7,395)	$ 3,597	$ (92,312)

NOTE 15 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine months ended March 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 110,356	$ 281,772	$(142,351)	$ 249,777
Other	-	801	-	-	801
	-	111,157	281,772	(142,351)	250,578

Operating expenses:
Cost of products sold	-	114,423	270,315	(147,916)	236,822
Selling, general and
administrative	175	5,050	16,400	-	21,625
Impairment of long-lived
assets	-	-	58,642	-	58,642
Other	-	4,319	6,173	-	10,492
	175	123,792	351,530	(147,916)	327,581
Operating loss	(175)	(12,635)	(69,758)	5,565	(77,003)

Other (expense) income:
Interest, net	(11,660)	(4,204)	(2,543)	-	(18,407)
Other	(57,878)	(31,214)	3,935	90,021	4,864

Loss from continuing
operations before income
taxes	(69,713)	(48,053)	(68,366)	95,586	(90,546)

Income tax expense
(benefit)	15,991	2,316	(42,128)	5,148	(18,673)

Loss from continuing
operations	(85,704)	(50,369)	(26,238)	90,438	(71,873)

Loss on discontinued
operations	-	-	(2,593)	(11,238)	(13,831)

Net loss	$ (85,704)	$ (50,369)	$ (28,831)	$ 79,200	$ (85,704)

NOTE 15 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2004
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 5,076	$ 1	$ 56	$ -	$ 5,133
Receivables, net	71,529	9,797	81,665	(111,135)	51,856
Inventories	-	26,078	36,495	(9,284)	53,289
Prepaid expenses and other
current assets	9,929	3,962	3,513	(808)	16,596
Assets of discontinued operations	-	-	251	7,896	8,147

Total current assets	86,534	39,838	121,980	(113,331)	135,021

Investments in affiliates	130,676	85,938	112,114	(202,643)	126,085
Other assets	161,729	1,161	79,813	(234,224)	8,479
Long-term assets of discontinued
operations	-	-	-	1,882	1,882
Property, plant and equipment, net	2,333	110,912	92,182	(31,624)	173,803

Total assets	$381,272	$ 237,849	$ 406,089	$(579,940)	$ 445,270

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Debt due within one year	$159,229	$ -	$ -	$ -	$ 159,229
Accounts payable	19,010	38,390	55,232	(92,022)	20,610
Accrued liabilities and other	3,866	2,592	5,829	(640)	11,647
Liabilities of discontinued
operations	-	-	159	1,363	1,522

Total current liabilities	182,105	40,982	61,220	(91,299)	193,008

Other long-term liabilities and
deferred credits	27,174	33,825	130,226	(135,555)	55,670
Liabilities subject to compromise	208,582	66,736	199,446	(241,583)	233,181

Shareholders' (deficit) equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,617	(660,332)	306,063
Accumulated deficit	(301,359)	(228,410)	(379,360)	607,770	(301,359)
Accumulated other comprehensive
loss	(13,099)	-	-	-	(13,099)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' (deficit) equity	(36,589)	96,306	15,197	(111,503)	(36,589)

Total liabilities and
shareholders' (deficit) equity	$381,272	$ 237,849	$ 406,089	$(579,940)	$ 445,270

NOTE 15 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003
	Parent	Guarantor	Non-Guarantor
(Dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 6,073	$ 1	$ 28	$ -	$ 6,102
Receivables, net	39,204	-	72,215	(55,044)	56,375
Inventories	-	17,449	48,700	137	66,286
Prepaid expenses and
other current assets	4,095	1,091	3,925	(960)	8,151

Total current assets	49,372	18,541	124,868	(55,867)	136,914

Investments in affiliates	187,749	68,312	97,579	(242,131)	111,509
Other assets	228,011	-	16,638	(234,344)	10,305
Property, plant and equipment, net	4,841	120,064	164,457	-	289,362

Total assets	$ 469,973	$ 206,917	$ 403,542	$ (532,342)	$ 548,090

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within
one year	$ 158,423	$ -	$ -	$ -	$ 158,423
Accounts payable	17,181	25,567	56,357	(83,369)	15,736
Accrued liabilities and other	22	1,042	3,577	(8)	4,633

Total current liabilities	175,626	26,609	59,934	(83,377)	178,792

Other long-term liabilities and
deferred credits	26,213	15,751	99,185	(77,759)	63,390

Liabilities subject to compromise	211,358	72,050	207,308	(241,584)	249,132

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,617	(660,332)	306,063
Accumulated deficit	(209,047)	(232,209)	(357,442)	589,651	(209,047)
Accumulated other
comprehensive loss	(12,046)	-	-	-	(12,046)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' equity	56,776	92,507	37,115	(129,622)	56,776

Total liabilities and
shareholders' equity	$ 469,973	$ 206,917	$ 403,542	$(532,342)	$ 548,090

NOTE 15 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended March 31, 2004
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(92,312)	$ 3,798	$ (7,395)	$ 3,597	$ (92,312)
Reconciliation of net (loss) income
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(65,082)	(12,270)	9,916	48,329	(19,107)
Loss on impairment and sale
of discontinued operations	-	-	53,156	30,619	83,775
Depreciation, depletion and
amortization	4,439	9,655	6,785	-	20,879
Change in deferred gain on
hedging activities, net of tax	(1,219)	-	-	-	(1,219)
Equity earnings in
unconsolidated affiliates	56,803	(18,913)	(14,548)	(39,488)	(16,146)
Deferred income taxes and
other	(1,522)	17,653	26,664	(43,057)	(262)
Net cash (used in) provided by
operating activities	(98,893)	(77)	74,578	-	(24,392)

Cash flows from investing activities:
Purchases of property, plant and
equipment	12	(607)	(4,838)	-	(5,433)
Proceeds from sale of assets	26,597	14	139	-	26,750
Other	-	1,287	13	-	1,300

Net cash provided by (used in)
investing activities	26,609	694	(4,686)	-	22,617

Cash flows from financing activities:
Debt proceeds	231,600	-	-	-	231,600
Debt payments	(230,794)	-	-	-	(230,794)
Net change in affiliate notes	70,481	(617)	(69,864)	-	-
Net cash provided by (used in)
financing activities	71,287	(617)	(69,864)	-	806

Net (decrease) increase in cash and
cash equivalents	(997)	-	28	-	(969)

Cash and cash equivalents -
beginning of period	6,073	1	28	-	6,102

Cash and cash equivalents -
end of period	$ 5,076	$ 1	$ 56	$ -	$ 5,133

NOTE 15 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	Nine months ended March 31, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (85,704)	$ (50,369)	$ (28,831)	$ 79,200	$ (85,704)
Reconciliation of net loss to net
cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(21,733)	24,479	3,700	(26,490)	(20,044)
Depreciation, depletion and
amortization	4,099	9,573	16,765	-	30,437
Change in deferred loss on
hedging activities, net of tax	(1,411)	-	-	-	(1,411)
Equity earnings in
unconsolidated affiliates	57,678	31,231	(19,975)	(75,779)	(6,845)
Refund of federal taxes
pursuant to the Job Creation
Act of 2002	14,871	-	-	-	14,871
Impairment of long-lived assets	-	-	70,848	-	70,848
Deferred income taxes and
other	11,632	(10,773)	(53,807)	23,069	(29,879)
Net cash (used in) provided by
operating activities	(20,568)	4,141	(11,300)	-	(27,727)

Cash flows from investing activities:
Purchases of property, plant and
equipment	(425)	(6,009)	(6,793)	-	(13,227)
Proceeds from sale of assets	3,218	4	108	-	3,330
Other	268	1,361	14	-	1,643
Net cash (provided by) used in
investing activities	3,061	(4,644)	(6,671)	-	(8,254)

Cash flows from financing activities:
Debt proceeds	239,356	-	-	-	239,356
Debt payments	(203,269)	-	-	-	(203,269)
Net change in affiliate notes	(18,441)	495	17,946	-	-
Net cash provided by financing
activities	17,646	495	17,946	-	36,087

Net increase (decrease) in cash and
cash equivalents	139	(8)	(25)	-	106

Cash and cash equivalents -
beginning of period	1,920	16	53	-	1,989

Cash and cash equivalents -
end of period	$ 2,059	$ 8	$ 28	$ -	$ 2,095

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

PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE.  On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"). The cases are being administered jointly in Joint Case Number 03-02984 WEE, collectively ("Case"). As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court. On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession revolving credit financing of $32.5 million, which was automatically reduced to $22.5 million on March 2, 2004, immediately following the sale of our Potash Assets. On December 19, 2003, the Court entered a Final Order approving supplemental debtor-in-possession term loan financing of $96.7 million (the "Supplemental DIP Order").

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

On October 8, 2003, we signed an agreement with Koch Nitrogen Company ("Koch") to sell our interests in Point Lisas Nitrogen Limited, our ammonia joint venture with Koch in the Republic of Trinidad and Tobago ("Point Lisas Nitrogen") for an estimated cash amount of $92.0 million, plus assumed liabilities (the "Koch Stalking Horse Agreement"). Subsequently, and in conjunction with the Supplemental DIP Order, in December we withdrew our motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of a break-up fee to Koch in the amount of $3.8 million (the "Koch Break-Up Fee"). As a result of these events, in December 2003, we recorded our share, approximately $6.4 million, of Point Lisas Nitrogen's earnings for the six-month period ended December 31, 2003. Due to the pending sale, we did not record our equity earnings, approximately $2.4 million, for the September 30, 2003 quarter.

On November 26, 2003, our subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered into a stalking horse agreement to sell the Potash Assets to subsidiaries of Intrepid Mining LLC (the "Intrepid Stalking Horse Agreement"). On March 2, 2004, these assets were sold. As of March 31, 2004, we had received approximately $26.6 million related to the sale and had a receivable of approximately $1.8 million recorded on our books for the remainder of the purchase price.

On April 16, 2004, the Debtors filed a joint plan of reorganization and disclosure statement. The principal objective of this plan will be to restructure the Debtors' obligations to creditors in a manner which will permit us to continue as a viable business organization. If approved by the Bankruptcy Court, the plan provides that our unsecured creditors will own substantially all of our stock and our current shareholders will have the opportunity to share in our long-term growth. Under the proposed plan, our debt will be substantially reduced. Upon emergence from bankruptcy, our debt will be provided by a combination of existing secured lenders and new lenders. Although we filed a plan of reorganization, there can be no assurance at this time as to whether the plan will be approved by the various classes of creditors and equity holders, or whether it will be confirmed by the Court. Our plan of reorganization could substantially change the amounts and characterization of assets and liabilities disclosed in the accompanying consolidated financial statements.

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

SEGMENTS. Our operations are currently organized into two strategic business units: nitrogen and phosphate. Our nitrogen business unit produces nitrogen products that are sold to fertilizer dealers, distributors, and industrial users located primarily in the southern region of the United States. Our phosphate business unit produces diammonium phosphate fertilizer (commonly referred to as "DAP") and exports approximately 30% of this production through a separate export association, Phosphate Chemicals Export Association, Inc., a Webb-Pomerene corporation known as "PhosChem." Prior to December 2003, we had a potash business unit that mined and produced agricultural and industrial potash products that were sold to farmers, fertilizer dealers, distributors, and industrial accounts for use primarily in the southern and western regions of the United States and into export markets. On December 1, 2003, we announced our wholly owned subsidiaries in our potash segment had signed a definitive agreement to sell substantially all of their potash assets. As a result of this agreement, our potash operations have been sold and are reflected as discontinued operations. Prior to March 2004, we had a melamine segment that produced melamine crystal, which is a raw material for manufacturers in the construction/remodeling and automotive industries. Our production of melamine began in June 2003. On March 25, 2004, we announced the permanent closing of our melamine operation and our intent to sell this facility. As a result, our melamine operation has been reflected as discontinued operations.

BUSINESS FACTORS. Our products and primary raw materials (particularly natural gas) are commodities, the prices for which may vary significantly from quarter to quarter. These prices and the global supply/demand balance for our products do not necessarily change in relation to one another and may impact our performance in different ways. In addition, quarterly results can vary significantly from year to year due to a number of other factors as detailed under "Outlook" and "Forward Looking Statements" in this quarterly report and under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

We have identified and described the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these related disclosures. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. Details regarding these policies are described in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations during the nine-month period ended March 31, 2004.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

OVERVIEW. For the quarter ended March 31, 2004, we incurred a net loss of $27.8 million (or $1.15 per diluted share) compared to a net loss of $48.0 million (or $1.83 per diluted share) for the same quarter during the prior year. Included in our net loss for the quarter ended March 31, 2004, was a pre-tax impairment charge totaling $21.3 million included in reorganization expense and an after-tax loss from discontinued operations related to our potash and melamine/urea segments of $6.1 million. Net sales increased to $123.8 million for the quarter ended March 31, 2004, from $88.5 million for the quarter ended March 31, 2003. We had operating income of $14.5 million for the quarter ended March 31, 2004, compared to an operating loss of $63.1 million for the quarter ended March 31, 2003. Operating loss for the quarter ended March 31, 2003, included a $58.6 million charge for the impairment of long-lived assets. The significant improvement we have experienced compared to the prior-year period is the result of a substantial increase in nitrogen prices over the last 12 months.

NET SALES

OVERVIEW. Our net sales increased 40% to $123.8 million for the quarter ended March 31, 2004, from $88.5 million for the quarter ended March 31, 2003. This increase was primarily the result of higher average sales prices for our nitrogen and DAP products and higher sales volumes for DAP.

The following tables summarize our sales results by product categories for the three months ended March 31:

			%
	2004	2003	Inc.
Net Sales (in thousands):
Nitrogen	$ 87,010	$ 64,385	35%
DAP	36,514	23,919	53%
Other	259	194	34%

Net Sales	$123,783	$ 88,498	40%

			%
	2004	2003	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Anhydrous ammonia	172	185	(7)%
Ammonium nitrate	185	170	9%
Nitrogen solutions	90	107	(16)%
Nitric acid	13	5	160%
Total Nitrogen	460	467	(2)%

DAP	189	168	13%

			%
	2004	2003	Inc.
Average Sales Price Per Ton:
Nitrogen	$ 189	$ 138	37%
DAP	$ 193	$ 143	35%

NITROGEN. Our nitrogen net sales increased 35% as a result of a 37% increase in average sales prices offset by a 2% decrease in sales volumes.

Our average ammonia sales prices increased 36%, while our ammonia sales volumes decreased 7%. We sell substantially all of our ammonia into industrial markets. Sales prices continued to increase from levels experienced during the second fiscal quarter ending December 31, 2003, because of reduced supply in the world market. Over the past year, there has been downtime at plants in various countries due to political unrest and natural gas supply issues. The ammonia supply situation intensified during January and February of 2004, when logistical problems impeded product moving out of the Black Sea. Ammonia prices peaked during January and February of 2004, but began a strong decline in late February 2004 as supply restrictions eased. The decline in prices occurred as the logistical problems were resolved in the Black Sea and mechanical issues were corrected resulting in increased production. Prices have continued to decline since the end of the quarter, but recently showed a modest increase.

Our ammonium nitrate sales prices increased 41%, and our ammonium nitrate sales volumes increased 9%. Sales were strong throughout the previous two quarters and this continued through the quarter ended March 31, 2004. Strong grain prices have improved the economic outlook of the farming community, which in turn has supported the strong sales through the quarter ended March 31, 2004. Dry weather in our trade area caused demand to slow down toward the end of the quarter, and this has continued into the first part of our fourth fiscal quarter. Prices peaked in February and early March of 2004, but began to decline late in the quarter as demand slowed. The price trend leveled off as we entered our fourth fiscal quarter, but weather will play a role in both volume and price levels as we move forward. We ended the quarter with ammonium nitrate inventory 43% lower than the prior-year period.

Our nitrogen solutions sales prices increased 44%, while our nitrogen solutions sales volumes decreased 16%. During the quarter ended March 31, 2004, sales prices benefited from lower industry inventory levels and high grain prices. Sales prices peaked during the quarter and declined some by the end of the quarter. Our sales volumes decreased due to lower demand because of weather conditions during the quarter. We ended the quarter with nitrogen solutions inventory 50% below the prior-year level.

PHOSPHATES. Our DAP sales prices increased 35%, and our sales volumes increased 13%. Prices were higher as world supply/demand was more in balance, spurred by increased demand in China. Volumes increased due to higher demand.

OTHER REVENUES

Our other revenues consist primarily of facility fees earned by our Yazoo City facility that supplies nitrogen tetroxide to the United States Department of Defense. This facility was placed into service during the third quarter of fiscal 2003.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $104.1 million for the quarter ended March 31, 2004, from $80.6 million for the quarter ended March 31, 2003. As a percentage of net sales, cost of products sold decreased to 84% for the quarter ended March 31, 2004, from 91% for the quarter ended March 31, 2003. This decrease was primarily the result of higher sales prices for our nitrogen and DAP products partially offset by higher costs per ton for these same products. During the quarter ended March 31, 2004, the average natural gas price for our domestic operations, net of futures gains and losses, increased 40% to $6.32 from $4.52 per MMBtu over the quarter ended March 31, 2003.

NITROGEN. Our nitrogen costs per ton increased 35% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 44% to $6.33 from $4.40 per MMBtu. In addition, our purchased ammonia costs in the current year were higher than in the prior year due to the improved global supply/demand balance. These higher costs were partially offset by higher equity earnings from Point Lisas Nitrogen. Equity earnings from Point Lisas Nitrogen are reflected in our consolidated statements of operations as a reduction in cost of products sold. During the quarter ended March 31, 2004, we recorded equity earnings of $8.1 million as compared to $2.7 million during the quarter ended March 31, 2003.

PHOSPHATES. Our DAP costs per ton increased 10% for the quarter ended March 31, 2004. This increase was primarily the result of higher raw material costs for this segment's purchased ammonia.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $5.9 million for the quarter ended March 31, 2004, from $8.2 million for the quarter ended March 31, 2003. This decrease resulted primarily from reduced labor costs and other cost savings initiatives. In addition, during the prior year, we incurred additional expenses associated with reductions in workforce. These lower costs were partially offset by a non-cash increase of approximately $1.5 million in retirement expense due to the freezing of our retirement benefits. As a result, we were required to recognize in the current year all unamortized prior service cost. As a percentage of net sales, selling, general and administrative expenses decreased to 5% at March 31, 2004, from 9% at March 31, 2003.

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

Ammonia Assets. In February 2003, we announced closure plans for one of our ammonia plants located in Donaldsonville, Louisiana. This closure was the result of unfavorable natural gas prices and market conditions. We decided to idle this ammonia plant indefinitely because we did not expect it to contribute to future operations. The long-lived assets associated with this ammonia plant had a book value of approximately $70.3 million. We tested this asset for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and recorded a pre-tax impairment charge totaling $58.6 million at March 31, 2003. This amount has been reflected in the consolidated statement of operations as impairment of long-lived assets.

Due to customer demand and improved market conditions in December 2003, we restarted an ammonia plant previously idled and produced through the first week in April 2004. On March 25, 2004, we announced the permanent closure for one ammonia plant and our intent to indefinitely idle our second ammonia plant. Both ammonia plants are located at our facility in Donaldsonville, Louisiana. Negative operating performance caused by persistently high natural gas prices was the major contributing factor for our decision. We tested these assets for impairment at March 31, 2004, as required by SFAS No. 144 and recorded a pre-tax impairment charge of approximately $21.3 million. This impairment charge is reflected as a component of reorganization expense in the consolidated statement of operations.

Melamine/Urea Assets. In December 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana. This closure was also the result of unfavorable natural gas prices and market conditions. We evaluated the utility of these long-lived assets and initially concluded that the prilling section of the urea plant was not expected to contribute to ongoing operations and production would cease. We tested the assets associated with the urea prilling section for impairment in accordance with SFAS No. 144 and recorded a pre-tax impairment charge totaling $12.2 million at December 31, 2002. This amount has been included as loss from discontinued operations in the consolidated statement of operations.

In November 2003, we restarted the urea prilling section, previously shut down, at reduced rates to satisfy customer demand. On March 25, 2004, we announced the permanent closure of our melamine and urea operations, including the prilling section at our Donaldsonville, Louisiana, facility because we decided to exit this business operation completely. We have formally initiated efforts to locate a buyer for these assets. In accordance with SFAS No. 144, these assets have been reflected as discontinued operations as March 31, 2004, and prior reporting periods have also been reclassified. We have recorded a pre-tax impairment charge for the melamine/urea assets totaling $9.4 million for the three-month and nine-month periods ended March 31, 2004. We ceased production at this facility during the first week in April 2004.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $334,000 for the quarter ended March 31, 2004, from $4.9 million for the quarter ended March 31, 2003. This decrease resulted from a reduction in idle plant costs. During the quarter ended March 31, 2004, only portions of our ammonia plants at our Donaldsonville facility were idled. During the quarter ended March 31, 2003, portions of our ammonia, nitric acid, ammonium nitrate and nitrogen solutions production facilities at our Donaldsonville and Yazoo City facilities were temporarily idled primarily as a result of the unfavorable relationship between product prices and the cost of natural gas.

INTEREST, NET

Our net interest expense for the quarter ended March 31, 2004, increased to $8.2 million from $6.8 million for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, we recorded interest expense on our Pre-Petition Harris Facility because it was adequately secured and our Supplemental DIP Loan which is a post-petition loan. We did not record any interest expense on our Senior Notes and 1998 IRBs as they are a part of our pre-petition liabilities subject to compromise. In addition, as a result of reclassifying our potash segment as discontinued operations, we transferred approximately $1.4 million of intercompany interest expense for the prior year period for our potash companies from interest, net, to discontinued operations; therefore, lowering our consolidated interest expense for the prior-year period.

OTHER (EXPENSE) INCOME

Other (expense) income did not change significantly for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003.

REORGANIZATION EXPENSE

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in the consolidated statement of operations. Reorganization expense for the three months ended March 31, 2004, was approximately $25.7 million and consisted primarily of an impairment loss of approximately $21.3 million related to our ammonia plants located in Donaldsonville, Louisiana, professional fees, as well as severance and employee retention expenses.

INCOME TAX EXPENSE (BENEFIT)

For the quarter ended March 31, 2004, our income tax expense from continuing operations was $2.9 million, as compared to an income tax benefit of $24.4 million for the quarter ended March 31, 2003. The income tax expense for the quarter ended March 31, 2004, is primarily the result of the establishment of a valuation allowance for the deferred tax asset related to federal net operating loss carryforwards that may expire unutilized. The income tax benefit for the prior year was primarily a result of our net losses from continuing operations.

Our income tax benefit from discontinued operations for the three-month period ended March 31, 2004, was $4.3 million as compared to an income tax benefit of $1.8 million for the three-month period ended March 31, 2003. The income tax benefit was primarily the result of our net losses from discontinued operations.

DISCONTINUED OPERATIONS

Melamine and Urea Assets. On March 25, 2004, we announced the permanent closure of our melamine and urea operation at our Donaldsonville, Louisiana facility. We have initiated efforts to locate a buyer for these assets. As a result of this announcement and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at March 31, 2004, our melamine and urea operation has been reflected as discontinued operations. Melamine and urea operations in previous periods presented have also been reclassified in accordance with SFAS No. 144. We have recorded an after-tax loss from discontinued operations of $6.9 million for the quarter ended March 31, 2004.

Potash Assets. During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets"). Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment at September 30, 2003. This test resulted in an impairment charge of approximately $34.0 million. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

On December 1, 2003, we announced a definitive agreement by our subsidiaries to sell the Potash Assets to two wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural resources company. On March 2, 2004, these assets were sold for approximately $28.4 million. As a result of this agreement, and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, our potash operation has been reflected as discontinued operations. Potash operations in previous periods presented have also been reclassified in accordance with SFAS No. 144. We have recorded an after-tax loss on the disposal of our potash assets of $624,000 for the quarter ended March 31, 2004, and estimated after-tax income from discontinued operations of $837,000 for the quarter ended March 31, 2004. Corporate allocations have been excluded from discontinued operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2003

OVERVIEW. For the nine-month period ended March 31, 2004, we incurred a net loss of $92.3 million (or $3.73 per diluted share) compared to a net loss of $85.7 million (or $3.27 per diluted share) for the same nine-month period during the prior year. Included in these losses were after-tax losses from discontinued operations related to our potash and melamine/urea segments of $38.7 million and $13.8 million for the nine-month periods ended March 31, 2004 and 2003, respectively. In addition, we recorded impairment charges related to our ammonia plants located in Donaldsonville, Louisiana, in the amount of $21.3 million (included in reorganization expense) and $58.6 million (included in operating expenses) for the nine-month periods ended March 31, 2004 and 2003, respectively. We recorded an asset write-down in September 2003 related to the potash business segment that is now classified as discontinued operations. Net sales increased to $317.1 million for the nine-month period ended March 31, 2004, from $249.8 million for the nine-month period ended March 31, 2003. We had operating income of $21.2 million for the nine-month period ended March 31, 2004, compared to an operating loss of $77.0 million for the nine-month period ended March 31, 2003. During the first three months of the fiscal year, we incurred a substantial amount of downtime at our nitrogen and potash facilities that negatively impacted performance.

NET SALES

OVERVIEW. Our net sales increased 27% to $317.1 million for the nine-month period ended March 31, 2004, from $249.8 million for the nine-month period ended March 31, 2003. This increase was primarily the result of higher average sales prices from our nitrogen and DAP products partially offset by lower sales volumes for these same products.

The following tables summarize our sales results by product categories for the nine months ended March 31:

			%
	2004	2003	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$226,728	$171,619	32%
DAP	89,028	77,582	15%
Other	1,347	576	134%

Net Sales	$317,103	$249,777	27%

			%
	2004	2003	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Ammonia	531	533	- %
Ammonium nitrate	500	534	(6)%
Nitrogen solutions	190	379	(50)%
Nitric acid	30	17	76%
Total Nitrogen	1,251	1,463	(14)%

DAP	515	556	(7)%

			%
	2004	2003	Inc.
Average Sales Price Per Ton:
Nitrogen	$ 181	$ 117	55%
DAP	$ 173	$ 140	24%

NITROGEN. Our nitrogen net sales increased 32% as a result of a 55% increase in sales prices that were offset by a 14% decrease in sales volumes. The average selling price for ammonia, ammonium nitrate, and nitrogen solutions increased 50%, 45%, and 49%, respectively. A decrease in U.S. nitrogen production, along with a tightening of world supply/demand balances, led to these nitrogen price increases. In late June 2003, we shut down significant portions of our Yazoo City facility in an effort to manage inventory levels that were higher than normal as a result of poor spring 2003 demand. While reduced production allowed us to conserve cash and avoid building inventories in a soft market during a seasonally slow point of the year, sales volumes for ammonium nitrate and nitrogen solutions were negatively affected. The Yazoo City facility returned to production in late September 2003.

Our average ammonia sales prices increased 50%, while our ammonia sales volumes did not change significantly. Substantially all of our ammonia sales are made to industrial customers. Our sales volumes were negatively impacted by the cancellation of an industrial contract that was offset by shifting such tonnage to other contracts. Sales prices increased due to increased world demand and decreased global production. This decreased production was caused by natural gas supply problems, high U.S. natural gas costs and mechanical problems at several plants around the world. U.S. Gulf prices peaked during January and February of 2004, but began a strong decline in late February.

Our ammonium nitrate sales prices increased 45%, while our ammonium nitrate sales volumes decreased 6%. Sales volumes decreased because of lower production during our first fiscal quarter. Sales prices increased due to improved grain prices and the anticipation of increased fertilizer consumption.

Our nitrogen solutions sales prices increased 49%, while our nitrogen solutions sales volumes decreased 50%. Sales volumes decreased because of production cutbacks at our Yazoo City production facility during our first fiscal quarter. Sales prices increased due to higher demand created by increased grain prices and the anticipation of additional planted acreage.

PHOSPHATES. Our DAP sales prices increased 24%, while our sales volumes decreased 7%. Sales prices were higher because the world supply/demand balance continued to improve. Sales volumes decreased as a result of having less tons available for sale because of lower production rates during the first half of fiscal 2004, brought on by mechanical problems and a scheduled maintenance turnaround.

OTHER REVENUES

Our other revenues of $3.4 million consist primarily of facility fees earned by our Yazoo City facility that supplies nitrogen tetroxide to the United States Department of Defense. This facility was placed in service during the third quarter of fiscal 2003.

COST OF PRODUCTS SOLD

OVERVIEW. Our cost of products sold increased to $276.9 million for the nine-month period ended March 31, 2004, from $236.8 million for the nine-month period ended March 31, 2003. As a percentage of net sales, cost of products sold decreased to 87% for the nine-month period ended March 31, 2004, from 95% for the nine-month period ended March 31, 2003. This decrease was primarily the result of higher sales prices for our nitrogen and DAP products, partially offset by higher costs per ton for our nitrogen and DAP products. During the nine-month period ended March 31, 2004, the average natural gas price for our domestic operations, net of futures gains and losses, increased 51% to $5.60 from $3.70 per MMBtu over the nine-month period ended March 31, 2003.

NITROGEN. Our nitrogen costs per ton increased 40% primarily as a result of higher natural gas costs at our domestic production facilities. The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 54% to $5.62, from $3.66 per MMBtu. In addition, we purchased more ammonia at higher prices in the current year due to lower production at our nitrogen plants as described above. These higher costs were partially offset by higher equity earnings at Point Lisas Nitrogen. These equity earnings are reflected in our consolidated statements of operations as a reduction in cost of products sold.

Our portion of the equity earnings from Point Lisas Nitrogen was $14.5 million for the nine-month period ended March 31, 2004, compared to $5.7 million for the nine-month period ended March 31, 2003. Point Lisas Nitrogen's earnings were higher in the current year primarily as a result of increased ammonia sales prices and increased production partially offset by higher natural gas costs.

PHOSPHATE. Our DAP costs per ton increased 18% for the nine-month period ended March 31, 2004. This increase was primarily the result of higher raw material costs, primarily for ammonia and sulfur. In addition, we experienced lower production rates caused by mechanical problems and a scheduled maintenance turnaround that occurred during the quarter ended December 31, 2003. We produced approximately 34,000 fewer tons of product during the nine-month period ending March 31, 2004, compared to the same prior-year period.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $16.6 million for the nine-month period ended March 31, 2004, from $21.6 million for the nine-month period ended March 31, 2003. This decrease resulted primarily from reduced labor costs and other cost savings initiatives. These lower costs were partially offset by higher retirement expense due to the freezing of our retirement benefits in April 2003. As a result, we were required to recognize in the current year, all unamortized prior-service cost. In addition, during the prior year, we incurred additional expenses associated with reductions in workforce. As a percentage of net sales, selling, general and administrative expenses decreased to 5% at March 31, 2004, from 9% at March 31, 2003.

IMPAIRMENT OF LONG-LIVED ASSETS

Ammonia Assets. In February 2003, we announced closure plans for one of our ammonia plants located in Donaldsonville, Louisiana. This closure was the result of unfavorable natural gas prices and market conditions. We decided to idle this ammonia plant indefinitely because we did not expect it to contribute to future operations. The long-lived assets associated with this ammonia plant had a book value of approximately $70.3 million. We tested this asset for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and recorded a pre-tax impairment charge totaling $58.6 million at March 31, 2003. This amount has been reflected in the consolidated statement of operations as impairment of long-lived assets.

Due to customer demand and improved market conditions in December 2003, we restarted an ammonia plant previously idled and produced through the first week in April 2004. On March 25, 2004, we announced the permanent closure for one ammonia plant and our intent to indefinitely idle our second ammonia plant. Both ammonia plants are located at our facility in Donaldsonville, Louisiana. Negative operating performance caused by persistently high natural gas prices was the major contributing factor for our decision. We tested these assets for impairment at March 31, 2004, as required by SFAS No. 144 and recorded a pre-tax impairment charge of approximately $21.3 million. This impairment charge is reflected as a component of reorganization expense in the consolidated statement of operations.

Melamine/Urea Assets. In December 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana. This closure was also the result of unfavorable natural gas prices and market conditions. We evaluated the utility of these long-lived assets and initially concluded that the prilling section of the urea plant was not expected to contribute to ongoing operations and production would cease. We tested the assets associated with the urea prilling section for impairment in accordance with SFAS No. 144 and recorded a pre-tax impairment charge totaling $12.2 million at December 31, 2002. This amount has been included as loss from discontinued operations in the consolidated statement of operations.

In November 2003, we restarted the urea prilling section, previously shut down, at reduced rates to satisfy customer demand. On March 25, 2004, we announced the permanent closure of our melamine and urea operations, including the prilling section at our Donaldsonville, Louisiana, facility because we decided to exit this business operation completely. We have formally initiated efforts to locate a buyer for these assets. In accordance with SFAS No. 144, these assets have been reflected as discontinued operations as March 31, 2004, and prior reporting periods have also been reclassified. We have recorded a pre-tax impairment charge for the melamine/urea assets totaling $9.4 million for the three-month and nine-month periods ended March 31, 2004. We ceased production at this facility during the first week in April 2004.

Potash Assets. During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets"). Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale, and all related depreciation expense ceased. As required by SFAS No. 144, we tested the Potash Assets for impairment at September 30, 2003. This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in the consolidated statement of operations.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $5.8 million for the nine-month period ended March 31, 2004, from $10.5 million for the nine-month period ended March 31, 2003. This decrease resulted from a reduction in idle plant costs. During the nine-month period ended March 31, 2004, portions of all of our nitrogen facilities, except ammonium nitrate, which was run at reduced rates, were temporarily idled. During the nine-month period ended March 31, 2003, portions of all of our nitrogen facilities were temporarily idled. The unfavorable relationship between product prices and the cost of natural gas was the primary reason we idled our nitrogen plants during these periods.

INTEREST, NET

Our net interest expense for the nine-month period ended March 31, 2004, decreased to $18.6 million from $18.4 million for the nine-month period ended March 31, 2003. During the nine-month period ended March 31, 2004, we did not record any interest expense on our Senior Notes and 1998 IRBs as they are a part of our pre-petition liabilities subject to compromise. We did record interest expense during the nine-month period ended March 31, 2004, on our Pre-Petition Harris Facility because it was adequately secured and our Supplemental DIP Loan, which is a post-petition loan. In addition, as a result of reclassifying our potash segment as discontinued operations for the nine-month period ended March 31, 2003, we transferred approximately $4.1 million of intercompany interest expense for our potash companies from interest, net, to discontinued operations; therefore, lowering our consolidated interest expense for the period ended March 31, 2003.

OTHER INCOME

Other income decreased to $1.7 million from $4.9 million. This decrease was primarily the result of receiving, during the nine-months ended March 31, 2003, $3.6 million in net proceeds from the conclusion of litigation related to a breach of contract claim involving performance guarantees for one of our ammonia plants at our nitrogen facility in Donaldsonville, Louisiana.

REORGANIZATION EXPENSE

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in our consolidated statement of operations. Reorganization expense for the nine-month period ended March 31, 2004, was approximately $36.3 million and consisted primarily of an impairment loss of approximately $21.3 million related to our ammonia plants located in Donaldsonville, Louisiana, professional fees, severance and employee retention expenses and a $3.8 million break-up fee paid to Koch for terminating the sale of our interest in Point Lisas Nitrogen.

INCOME TAX EXPENSE (BENEFIT)

For the nine-month period ended March 31, 2004, our income tax expense from continuing operations was $21.6 million, as compared to an $18.7 million benefit for the nine-month period ended March 31, 2003. The income tax expense for the nine-month period ended March 31, 2004, was primarily the result of the establishment of a valuation allowance for the deferred tax asset related to federal net operating loss carryforwards that may expire unutilized. The income tax benefit was primarily the result of our net losses from continuing operations, partially offset by U.S. tax expense on cumulative foreign earnings triggered by the guarantee by one of our foreign subsidiaries of our debt.

Our income tax benefit from discontinued operations for the nine-month period ended March 31, 2004, was $26.9 million, as compared to $9.3 million for the nine-month period ended March 31, 2003. The income tax benefit was primarily the result of our net loss from discontinued operations.

DISCONTINUED OPERATIONS

Melamine and Urea Assets. On March 25, 2004, we announced the permanent closure of our melamine and urea operation at our Donaldsonville, Louisiana facility. We have initiated efforts to locate a buyer for these assets. As a result of this announcement and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at March 31, 2004, our melamine and urea operation has been reflected as discontinued operations. Melamine and urea operations in previous periods presented have also been reclassified in accordance with SFAS No. 144. We have recorded an after-tax loss from discontinued operations of $8.5 million for the nine-month period ended March 31, 2004.

Potash Assets. During our first quarter of fiscal 2004, our board of directors authorized our management to actively market for sale the Potash Assets. Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we tested the Potash Assets for impairment at September 30, 2003. This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in our consolidated statement of operations for the nine-months ended March 31, 2004. Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

On December 1, 2003, we announced a definitive agreement by our subsidiaries to sell the Potash Assets to two wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural resources company. On March 2, 2004, these assets were sold for approximately $28.4 million. As a result of this agreement, and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at March 31, 2004, our potash operation has been reflected as discontinued operations. Potash operations in previous periods presented have also been reclassified in accordance with SFAS No. 144. For the nine-month period ended March 31, 2004, we have recorded an after-tax loss on the disposal of our potash assets of $11.1 million. In addition, we recorded an after-tax loss from discontinued operations of $30.1 million, which includes the pre-tax impairment charge of $34.0 million. Corporate allocations have been excluded from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had cash and cash equivalents of $5.1 million, compared to $6.1 million at June 30, 2003, a decrease of approximately $1.0 million.

          Debtor-in-Possession Credit Facility.

          On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "Original DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility"). On August 13, 2003, the Court denied our request for a Final Order with regard to the Interim Credit Facility, but granted us authority to use our cash collateral (i.e., cash and proceeds of inventory and receivables) for ordinary course operations through October 3, 2003. On October 2, 2003, the Court entered a Final Order that approved certain amendments to the Interim Credit Facility to permit borrowings of up to $32.5 million (the "DIP Credit Facility"). This Facility has since been reduced to $22.5 million as a result of the sale of our Potash Assets in March 2004. The DIP Credit Facility is a revolving credit facility that terminates upon the earlier to occur of (a) June 30, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the lenders terminate the DIP Credit Facility in connection with an event of default thereunder. Mississippi Chemical Corporation is the borrower under the DIP Credit Facility and its subsidiaries who are Debtors and MCHI are guarantors. Pursuant to a Final Order entered on December 19, 2003, the Investors (as defined below under the heading "Supplemental Debtor-in-Possession Term Loan") concluded a tender offer to the Original DIP Lenders on January 23, 2004 (the "DIP Credit Lenders"). At March 31, 2004, we had borrowings outstanding under the DIP Credit Facility in the amount of $8.2 million. We had no outstanding balance as of the date of this filing.

          Maximum Borrowings. The DIP Credit Facility provides for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $22.5 million, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventories, minus (iii) a scheduled excess collateral availability requirement, minus (iv) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventories in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) an amount equal to six months' rent for all leased facilities where inventory is kept for which the landlord has not executed and delivered to the lenders a landlord's waiver. The DIP Commitment is subject to certain mandatory reductions described below under the heading "Covenants".

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

          Collateral Security and Guarantees. Pursuant to the Final Order for the DIP Credit Facility, the DIP Credit Lenders have been granted superpriority claim status in the Case with a first lien on substantially all of the Debtors' assets (including all cash collateral and proceeds of inventories and accounts receivable). Our use of cash collateral and proceeds of inventories and accounts receivable generated in the ordinary course of business is limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility (as defined below under the heading "Pre-Petition Harris Facility"). All of our subsidiaries which are Debtors have guaranteed the DIP Credit Facility (the "DIP Guarantors"). As adequate protection for the use of pre-petition cash collateral, the lenders under the Pre-Petition Harris Facility (the "Pre-Petition Lenders") have been granted a replacement lien on substantially all of our assets and the assets of the DIP Guarantors, subject only to the lien of the DIP Credit Lenders and certain liens permitted under the DIP Credit Facility.

          Covenants. The DIP Credit Facility (a) restricts our ability to incur debt, (b) required us to generate certain minimum levels of EBITDA, as defined in the agreement, for so long as the amount of obligations under the Pre-Petition Harris Facility exceeded $67.5 million, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits the amount of capital expenditures as detailed below in this paragraph, (e) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business) as detailed below in this paragraph, (f) permits the voluntary prepayment of the DIP Credit Facility without penalty, (g) prior to the sale of our Potash Assets required that the obligations under the Pre-Petition Harris Facility be reduced according to a schedule, and (h) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities. As of March 31, 2004, and the date of this filing, we were in compliance with all covenants under the DIP Credit Facility.

Our cumulative capital expenditures are limited as follows:

Cumulative
For January 1, thru the period ending	Maximum Permitted

January 31, 2004	$7,100,000
February 29, 2004	$7,700,000
March 31, 2004	$9,000,000
April 30, 2004	$9,600,000
May 31, 2004	$10,300,000
June 30, 2004	$10,800,000

We must maintain an excess collateral availability amount under our borrowing base according to the following schedule:

Required Excess
Period Ending	Collateral Availability

January 31, 2004	$31,990,000
February 29, 2004	$31,270,000
March 31, 2004	$30,900,000
April 30, 2004	$32,900,000
May 31, 2004	$35,510,000
June 30, 2004	$36,930,000

               Asset Dispositions. The DIP Credit Facility required us to market and dispose of specified assets. The financing order entered by the Court on December 19, 2003, found that the transactions contemplated by the Supplemental Debtor-In-Possession Term Loan satisfied our disposition requirement with respect to our interests in Point Lisas Nitrogen. The financing order entered by the Court on February 12, 2004, found that Intrepid Stalking Horse Agreement satisfied our disposition requirement with respect to our potash assets. Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1.0 million shall be applied to the Pre-Petition Harris Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility are otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds shall be applied to the Pre-Petition Harris Facility. As a result of any such sale, the DIP Commitment shall be automatically and permanently reduced by the amount of each such payment with a corresponding reduction in the DIP Commitment of each DIP Lender. In the event of a disposition of our interest in Point Lisas Nitrogen, all net cash proceeds must be applied first to the Pre-Petition Harris Facility and then to the DIP Credit Facility.

             Supplemental Debtor-In-Possession Term Loan

             On December 19, 2003, the Court entered a Final Order approving our entering into the Supplemental Post-Petition Credit Agreement, dated as of December 15, 2003, with certain funds or affiliates managed or advised by Delaware Street Capital, L.P. and DDJ Capital Management LLC (together with their participants and assigns, the "Investors"), pursuant to which the Investors made a $96.7 million term loan to us on December 30, 2003 (the "Supplemental DIP Loan"). The proceeds of the Supplemental DIP Loan were used to reduce the principal amount of the Pre-Petition Harris Facility by $90.0 million and to pay certain transaction-related fees and expenses of $6.7 million. The Supplemental DIP Loan matures on the earlier of (a) October 31, 2004, (b) the effective date of a plan of reorganization in our Case, (c) the conversion of our Case to a Chapter 7 case, or (d) the dismissal or appointment of a trustee in any of our Chapter 11 cases. At March 31, 2004, we had borrowings outstanding under the Supplemental DIP Loan in the amount of $98.7 million, which included $2.0 million of accrued payment-in-kind interest.

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

             As a result of the Supplemental DIP Loan, we withdrew our motion to sell our investment in Point Lisas Nitrogen under the Koch Stalking Horse Agreement, and the Court entered a Final Order terminating such sale process. Accordingly, we paid the Koch Break-Up Fee from the proceeds of the Supplemental DIP Loan.

             Rates and Fees. The Supplemental DIP Loan bears cash interest, payable monthly, at rates equal to the prime commercial rate from time to time in effect plus 4% and accrues additional payment in-kind interest monthly at the rate of 8% per annum for the first six months and 9% per annum thereafter. In connection with the signing and closing of the Supplemental DIP Loan, we paid aggregate commitment fees of approximately $2.4 million to the Investors. The Investors are also entitled to a Cash Out Commitment Fee of approximately $1.4 million upon the termination of the Supplemental DIP Loan. In addition, the Investors will be entitled to a Lost Opportunity Commitment Fee of approximately $2.9 million payable on termination of the Supplemental DIP Loan if our plan of reorganization is not approved by the Investors.

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

             Covenants. The Supplemental DIP Loan has covenants substantially the same as the DIP Credit Facility including (a) restrictions on our ability to incur debt, (b) prior to the sale of our Potash Assets, requirements to generate the same minimum levels of EBITDA required by the DIP Credit Facility, (c) limits on our expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits on the amount of capital expenditures to the same amounts permitted by the DIP Credit Facility, (e) mandatory prepayments from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business), and (f) other affirmative and negative covenants typical for this type of loan. As of March 31, 2004, and the date of this filing, we were in compliance with all covenants under the Supplemental DIP Loan.

             Pre-Petition Harris Facility.

             As of the Petition Date, we had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158.4 million. The Pre-Petition Harris Facility bears interest at rates related to the Prime Rate. In December 2003, we paid down $90.0 million on the Pre-Petition Harris Facility with proceeds from the Supplemental DIP Loan. In March 2004, we paid down $16.1 million on the Pre-Petition Harris Facility with proceeds from the sale of our Potash Assets. As of March 31, 2004, our weighted average interest rate was 9.5% (which includes the default rate) and we had borrowings outstanding in the amount of $52.3 million. The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, we can no longer borrow under this Facility. As adequate protection for the use of the Pre-Petition Lenders' cash collateral, we are required to pay interest on the Pre-Petition Harris Facility. Interest is paid monthly in arrears at the non-default rate (Prime Rate + 5% on the first $105 million until this debt is reduced to $52.5 million at which point such rate is Prime Rate + 3%. An additional 2% of default rate interest accrues until payoff of the Pre-Petition Harris Facility. Since the Pre-Petition Harris Facility is a secured facility, it has not been classified as a liability subject to compromise on our consolidated balance sheets.

             The Industrial Revenue Bonds

             In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our east phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant. On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997. The 1998 IRBs mature on March 1, 2022, and carry a 5.8% fixed rate of interest. The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008 to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date. The bonds are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by Mississippi Chemical Corporation. The bankruptcy filing was an event of default under the industrial revenue bonds. At March 31, 2004 and June 30, 2003, the industrial revenue bonds are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

             The Senior Notes

             On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The holders may elect to have the Senior Notes repaid on November 15, 2007. The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with the Pre-Petition Harris Facility. As a result of our bankruptcy filing, we did not make the semi-annual interest payments due on May 15, 2003 and November 15, 2003, and were in default under the Senior Notes. At March 31, 2004 and June 30, 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

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

             Sale of Potash Assets

             On March 2, 2004, our potash subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., sold substantially all of their assets to wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural gas resource company. As of March 31, 2004, we had received approximately $26.6 million related to the sale and had a receivable of approximately $1.8 million recorded on our books for the remainder of the purchase price.

              Liquidity

             Based on natural gas and product market prices for nitrogen and DAP, as of the date of this filing, and our current gas hedge positions, we believe that our existing cash, cash generated from operations, and cash available under the DIP Credit Facility should be sufficient to satisfy our financing requirements for operations and capital projects through fiscal 2004. The DIP Credit Facility expires June 30, 2004, and will need to be extended or replaced to ensure adequate liquidity in fiscal 2005. Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations. We estimate our remaining capital expenditure requirements for fiscal 2004 to be approximately $1-2 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations. Our ability to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, compliance with the covenants under the DIP Credit Facility and the Supplemental DIP Loan, the ability to sustain cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees. No assurance can be given that we will be successful in reorganizing our businesses and successfully emerging from the bankruptcy proceedings.

OUTLOOK

For the remainder of fiscal 2004, there are positive factors in the agricultural outlook. Agricultural commodity prices are high and the world grain stocks-to-use ratio is expected to be at one of the lowest levels in the last 20 years, according to numerous published sources. Improving grain prices as a result of low stocks, combined with a better economic outlook for the domestic farming community, in part because of the Farm Security and Rural Investment Act of 2002, should result in stronger agricultural fundamentals than have existed for several years.

Notwithstanding this positive outlook, volatility in natural gas prices is still prevalent. For the remainder of fiscal 2004, and the summer months of fiscal 2005, weather, oil prices, and the U.S. economic recovery are among the important influences on natural gas prices. Despite the fact that natural gas inventories are normal by historical standards, natural gas prices remain at high levels. To maximize results in the current environment, we continue to determine operating levels for our nitrogen plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices. We believe that world nitrogen demand growth will exceed supply growth over the next several years as a result of projected increases in world demand and fewer new production facilities announced to come online.

We are encouraged by the strength of ammonium nitrate and nitrogen solutions sales prices. Despite a fall-off in ammonia pricing, prices for our upgraded products have remained strong. Ammonia sales prices peaked during our third fiscal quarter and then declined rapidly toward the end of the same quarter. The ammonia sales price trend has now flattened and may start to increase during our fourth fiscal quarter. As always, weather will play a role in demand for our nitrogen solutions and ammonium nitrate, but we entered the spring season with very low product inventories and this will affect the tons available for sale.

Approximately 30% of our DAP is sold into the export markets by PhosChem. The strength of international markets will continue to depend on the buying patterns of China and India. We anticipate domestic DAP prices to remain firm relative to current levels due to the tightening of the supply/demand balance caused in part by export sales by domestic producers during the second fiscal quarter.

Other variables can affect our results of operations as stated elsewhere in the discussion under the headings titled "Results of Operations" and "Forward-Looking Statements," as well as under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements issued during the quarter ended March 31, 2004, that we anticipate having a material effect on our consolidated financial statements. Refer to our accounting policies in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (the "Interpretation"). This Interpretation addresses consolidation by business enterprises of variable interest entities in which the equity investors do not have a majority voting interest and/or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support from other parties. The Company adopted and applied the provisions of this Interpretation during its first quarter of fiscal 2004, without a material effect on its consolidated financial statements. The FASB revised the Interpretation to address certain technical corrections and to clarify many of the implementation issues. We have evaluated the provisions of the revised Interpretation and concluded that its adoption does not have a material effect on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussion contained herein, statements set forth in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable language. Since these forward-looking statements rely on a number of assumptions concerning future events, risks and other uncertainties that are beyond our ability to control, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) our ability to operate pursuant to the terms of the DIP Credit Facility and the Supplemental DIP Loan, and to extend or replace the DIP Credit Facility at June 30, 2004, and the Supplemental DIP Loan at October 31, 2004, (ii) operating constraints, costs and uncertainties associated with the Case, (iii) our ability to confirm and consummate a plan of reorganization, (iv) our ability to receive trade credit, (v) our ability to maintain contracts that are critical to our operation, (vi) changes in matters which affect the global supply and demand of fertilizer products, (vii) high natural gas prices and the volatility of the natural gas market, (viii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U. S. government policies, weather, and changes in agricultural production methods, (ix) possible unscheduled plant outages and other operating difficulties, (x) price competition and capacity expansions and reductions from both domestic and international competitors, (xi) foreign government agricultural policies (in particular, the policies of the governments of India and China regarding fertilizer imports), (xii) the relative unpredictability of international and local economic conditions, (xiii) the relative value of the U.S. dollar, (xiv) regulations regarding the environment and the sale and transportation of fertilizer products, (xv) oil costs and the impact of war in the Middle East, (xvi) the occurrence of any national calamity or crisis, including an act of terrorism, (xvii) the continuing efficacy of unfair trade remedies, and the outcome of pending unfair trade remedy (antidumping) cases, (xviii) our ability to retain key employees, and (xviv) other important factors affecting the fertilizer industry and us as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

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

We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments. At March 31, 2004, the fair value of open positions was calculated by valuing each position using March 31, 2004, quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties. We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments. We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $300,000 at March 31, 2004. Changes in the fair value of such derivative instruments have a high correlation to changes in the spot price of natural gas purchased, which prices are affected by a variety of factors including weather conditions, oil prices, industrial production levels, and the state of the U.S. economy. Currently, we have no open natural gas derivative instruments.

INTEREST. Under the Pre-Petition Harris Facility, our rates are related to the Prime Commercial Rate, plus a margin. The DIP Credit Facility bears interest at rates equal to the Prime Rate from time to time in effect plus 4%. The Supplemental DIP Loan bears interest at rates equal to the Prime Rate from time to time in effect plus 4% and accrues additional payment-in-kind interest monthly at the rate of 8% per annum for the first six months and 9% per annum thereafter. For more information on our debt subject to a variable rate of interest, see the heading "Liquidity and Capital Resources - Financial Activities," in Part I, Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Coley Bailey, our Chief Executive Officer, and Timothy A. Dawson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Bailey and Dawson concluded that our disclosure controls were effective.

INTERNAL CONTROLS. There have not been any significant changes during our most recent fiscal quarter in our internal accounting controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

As a result of the commencement of our voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as further described under "Part I. Item II. Management's Discussion and Analysis of Results of Operations and Financial Condition - Chapter 11 Reorganization," we are currently in default on $52.3 million of indebtedness under the Pre-Petition Harris Facility, $14.5 million of indebtedness under our industrial revenue bonds, and $200.0 million of indebtedness under the Senior Notes. The bankruptcy filing caused a default under substantially all of our debt agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  See Index of Exhibits on page 57.
  The following Current Reports on Form 8-K have been filed for the quarter for which this Quarterly Report is filed:

Current Report on Form 8-K filed February 12, 2004 (announcing certain management changes).

Current Report on Form 8-K filed February 17, 2004 (attaching December 2003 and January 2004 monthly operating reports previously filed with the U.S. Bankruptcy Court for the Southern District of Mississippi).

Current Report on Form 8-K filed March 12, 2004 (announcing the disposition of potash assets).

Current Report on Form 8-K filed March 29, 2004 (announcing the closure of certain facilities at Donaldsonville, Louisiana).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MISSISSIPPI CHEMICAL CORPORATION

Date: May 19, 2004	By: /s/ Timothy A. Dawson
Timothy A. Dawson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)

INDEX OF EXHIBITS
EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
2.1

Debtors' Joint Plan of Reorganization, dated April 15, 2004; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 19, SEC File No. 001-12217, and incorporated herein by reference.

*
2.2

Disclosure Statement for Debtors' Joint Plan of Reorganization, dated April 15, 2004; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed April 19, SEC File No. 001-12217, and incorporated herein by reference.

*
2.3

Asset Purchase Agreement, dated as of November 26, 2003, among Mississippi Potash, Inc., and Eddy Potash, Inc., as Debtors-in-Possession and Sellers, and Intrepid Mining NM LLC, and HB Potash LLC, as Buyers; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 12, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
2.4

First Amendment to Asset Purchase Agreement, Acknowledgment and Waiver, dated as of March 1, 2004, among Mississippi Potash, Inc., Eddy Potash, Inc., Intrepid Mining NM LLC, and HB Potash, LLC; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 12, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
3.1

Articles of Incorporation of the Company; filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

*
3.2	Articles of Amendment to the Articles of Incorporation of the Company adopted December 12, 2003.	*
3.3	Bylaws of the Company; filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, SEC File No. 0-20411, and incorporated herein by reference.	*
4.1	Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated August 15, 1994, SEC File No. 2-7803, and incorporated herein by reference.	*
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

*
10.14

Revised First Amendment to Post-Petition Credit Agreement and Waiver, dated as of October 2, 2003, among the Company and each of its subsidiaries executing said Amendment, the several banks and other financial institutions or entities from time to time parties to said Agreement, and Harris Trust and Savings Bank, individually and as Agent for the Lenders; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 12, 2004, SEC File No. 001-12217, and incorporated herein by reference (originally filed in redacted form subject to a confidential treatment request as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 001-12217.(5)

*
10.15

Amendment to Post-Petition Credit Agreement, dated as of January 23, 2004, amount the Company and each of its subsidiaries executing said Amendment, and the several financial institutions or entities from time to time parties to said Agreement; filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 12, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
10.16

Second Amendment to Post-Petition Credit Agreement, dated as of March 1, 2004, among the Company and each of its subsidiaries executing said Amendment, and the several financial institutions or entities from time to time parties to said Agreement; filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 12, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
10.17

Supplemental Post-Petition Credit Agreement, dated as of December 15, 2003, among the Company, the Investors from time to time party thereto, and each of the Guarantors signing the Agreement; filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*

EXHIBIT NUMBER	DESCRIPTION	PAGE NO.
10.18

Final Order Granting Emergency Motion for Approval of Supplemental Debtor-In-Possession Financing, as Amended and Supplemented; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 21, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
10.19

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

*
10.22

Employee Retention and Severance Programs approved by the U.S. Bankruptcy Court on October 2, 2003; filed as Exhibit 10.20 to the Company's Quarter Report on Form 10-Q for the quarter ended December 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
10.23

Form of Key Executive Retention and Severance Agreement applicable to the Named Executive Officers: Timothy A. Dawson, Joe A. Ewing, Larry W. Holley, Robert E. Jones, and C. E. McCraw; filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

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