Form 10-K
period 2004-06-03
MISSISSIPPI CHEMICAL CORP /MS/
filed 2004-09-28
CIK 66895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10‑K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission File Number 001‑12217
MISSISSIPPI CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)
MISSISSIPPI (State or other jurisdiction of incorporation or organization)	64‑0292638 (IRS Employer Identification Number)
3622 Highway 49 East, P.O. Box 388, Yazoo City, MS (Address of principal executive offices)	39194 (Zip Code)
Registrant's telephone number, including area code:	(662) 746‑4131

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
Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b‑2 of the Act). Yes [  ] No [X]

On September 15, 2004, the registrant had 24,250,109 shares of common stock, par value $.01, outstanding.  On December 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by approximately 12,255 nonaffiliates was $3,606,848 (based upon the December 31, 2003, closing price of $0.15 of the common stock on the OTC Bulletin Board).  Shares of the registrant's common stock held by each officer, director, and holder of 10% or more of the registrant's outstanding common stock have been excluded because such persons may be deemed affiliates of the registrant, which deemed affiliation status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX TO EXHIBITS BEGINS ON PAGE 114

PART I

ITEM 1.  BUSINESS

GENERAL

            Mississippi Chemical Corporation (the "Company") was incorporated in Mississippi on May 23, 1994, and is the successor by merger, effective July 1, 1994, to a business which was incorporated in Mississippi in September 1948 as the first fertilizer cooperative in the United States (the "Cooperative").  The address of the Company's principal executive office is Owen Cooper Administration Building, 3622 Highway 49 East, Yazoo City, Mississippi 39194, and its telephone number is (662) 746‑4131.  The Company maintains a site on the World Wide Web at www.misschem.com.  Information appearing on the Company's website should not be considered a part of this Annual Report on Form 10‑K.  The term "Company" includes Mississippi Chemical Corporation and its subsidiaries:  Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Triad Nitrogen, L.L.C.; Mississippi Chemical Management Company; Mississippi Chemical Company, L.P.; Melamine Chemicals, Inc.; Mississippi Chemical Holdings, Inc.; MissChem (Barbados) SRL; and MissChem Trinidad Limited; and Mississippi Chemical Corporation's affiliates:  Point Lisas Nitrogen Limited , our 50/50 ammonia production joint venture with Koch Nitrogen Company; FMCL Limited Liability Company, our 50/50 ammonia shipping joint venture with Koch Nitrogen Company; and Houston Ammonia Terminal, L.P., our 50/50 ammonia storage joint venture with Potash Corporation of Saskatchewan.  Any reference to an industrial customer or user herein includes, but is not limited to, producers who convert products purchased from the Company to other fertilizer products.

            On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court"), the cases being administered jointly in Joint Case Number 03‑02984 WEE ("Case"). As debtors‑in‑possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court.  The Case and the Debtors' debtor‑in‑possession financing are more particularly described below in Item 7 of this Annual Report on Form 10‑K.  On August 9, 2004, the Company announced that it has entered into a definitive agreement with Terra Industries Inc. ("Terra"), pursuant to which Terra will acquire the Company, subject to approval of the Court and other regulatory approvals, as more particularly described below in Item 7 of this Annual Report on Form 10-K.  Consistent with the Terra transaction, we filed our first amended joint plan of reorganization with the Court on September 2, 2004.

OPERATIONS

            The Company's nitrogen business is its only reportable operating segment.  The Company's phosphate, potash, and melamine segments have been classified as discontinued operations. The amounts of revenue, operating profit or loss and identifiable assets attributable to the nitrogen segment and each of our discontinued segments are set forth in Item 7 and Item 8 of this Annual Report on Form 10‑K.  Additional information about our nitrogen operating segment is set forth below.

Products

            The Company produces nitrogen products at its production facilities in Yazoo City, Mississippi, Donaldsonville, Louisiana, and through its 50/50 joint venture with Koch Nitrogen Company, known as Point Lisas Nitrogen Limited ("Point Lisas Nitrogen"), in Point Lisas, The Republic of Trinidad and Tobago.  The Company's principal nitrogen products include anhydrous ammonia; fertilizer‑grade ammonium nitrate, which is sold under the Company's trade name Amtrate® UAN solution, which is sold under the Company's trade name N‑Sol 32® nitric acid, and dinitrogen tetroxide. Each of the Company's nitrogen products has its own distinct characteristics that produce agronomic preferences among end‑users.

            In fiscal 2004, the Company sold approximately 1.7 million tons of nitrogen products to fertilizer dealers and distributors and industrial users located primarily in the southern United States compared to 1.9 million tons in fiscal 2003.  Net sales of nitrogen products by the Company in fiscal 2004 were approximately $299.0 million, which represented approximately 99.5% of consolidated net sales.

            Anhydrous Ammonia.   In fiscal 2004, the Company produced approximately 793,000 tons of anhydrous ammonia at its Yazoo City and Donaldsonville facilities.  The Company is obligated by contract to purchase one‑half of the anhydrous ammonia (approximately 358,000 tons per year) produced by Point Lisas Nitrogen at a discount to market, subject to a minimum price.  In fiscal 2004, the Company purchased approximately 375,000 tons pursuant to its contract with Point Lisas Nitrogen and approximately 148,000 tons from nonaffiliates for resale or upgrade to other fertilizer products.  In fiscal 2004, the Company sold approximately 685,000 tons of anhydrous ammonia, approximately 645,000 tons of which were sold as a raw material for industrial users.  The Company consumed approximately 633,000 tons of anhydrous ammonia as a raw material to manufacture its other nitrogen products, melamine, and diammonium phosphate.

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

            Ammonium Nitrate.  The Company produced approximately 610,000 tons of solid ammonium nitrate fertilizer at its Yazoo City facility in fiscal 2004.  During this period, the Company sold approximately 633,000 tons of solid ammonium nitrate fertilizer to fertilizer dealers and distributors and approximately 16,000 tons of ammonium nitrate synthesis to industrial users.

            The Company is the largest manufacturer and marketer of agricultural‑grade ammonium nitrate fertilizer in the United States, which is sold under the registered trade name Amtrate®.  Ammonium nitrate, which is 34% nitrogen, is produced by reacting anhydrous ammonia and nitric acid.  Ammonium nitrate is less subject to volatilization (evaporation) losses than other nitrogen products.  Due to its stable nature, ammonium nitrate is the product of choice for such uses as pastures and no‑till row crops where fertilizer is spread upon the surface and is subject to volatilization losses.  The use of conservation tillage, which reduces soil erosion, is increasing in the United States and should have a positive impact on ammonium nitrate demand.

            UAN Solution.  The Company produced approximately 323,000 tons of UAN solution at its Yazoo City facility in fiscal 2004.  The Company sold approximately 323,000 tons of UAN solution to fertilizer dealers and distributors in fiscal 2004 under the N‑Sol 32® trade name.

            The N‑Sol 32® product is a 32% nitrogen product that is made by mixing urea liquor and ammonium nitrate liquor.  The N‑Sol 32® product is used as a direct application product for cotton, corn, grains, and pastures, as well as for use in liquid fertilizer blends. The growth in agricultural use of UAN solution is attributable to its effectiveness as a replacement product for ammonia, which evaporates more quickly and costs more to apply.

            Nitric Acid.  In fiscal 2004, the Company produced approximately 660,000 tons of nitric acid at its Yazoo City facility.  The Company uses substantially all of its nitric acid as a raw material for the production of ammonium nitrate and UAN solutions.  In fiscal 2004, the Company sold approximately 41,000 tons of nitric acid to industrial users.

            Nitric acid is made by oxidizing ammonia with air.  Nitric acid is used by industrial customers to produce end products such as nylon fibers, polyurethane foams, rubber chemicals and specialty fibers.  The Yazoo City facility has the largest single site capacity for nitric acid in the United States.

            Dinitrogen Tetroxide.  In fiscal 2004, the Company received a $3.5 million facility fee to produce dinotrogen tetroxide ("N2O4") for the United States Defense Energy Support Center ("DESC").  The Company manufactured approximately 834,000 pounds of N2O4.

            N2O4 is the propellant oxidizer used in various satellite, rocket, and missile propulsion systems.  It is also used by industrial customers in the manufacture of pharmaceuticals and in the manufacture of pulp and paper.        N2O4 is produced by cooling and condensing a slipstream of process gas from a nitric acid plant containing various oxides of nitrogen.  The recovered product is filtered and its composition adjusted to meet the final product specifications.

Production and Properties

            Yazoo City, Mississippi.  The Yazoo City facility is a closely integrated, multiplant production complex located on approximately 2,240 acres, with approximately 60 acres of such land subject to a long‑term lease with Yazoo County, Mississippi.  The complex includes two anhydrous ammonia plants, five nitric acid plants, an ammonium nitrate plant, two urea plants, a UAN solution plant and an N2O4 production and storage facility.  The Company's corporate headquarters is located adjacent to the Yazoo City plant.

            The Company's annual anhydrous ammonia production capacity at the Yazoo City facility is approximately 669,000 tons, and its annual solid ammonium nitrate production capacity is approximately 835,000 tons.  During fiscal 2004, the operating rates for ammonia and ammonium nitrate at the Yazoo City facility were approximately 58% and 73%, respectively.  The Yazoo City facility also has annual nitric acid production capacity of approximately 1,055,000 tons, annual UAN solution production capacity of approximately 588,000 tons, and annual urea synthesis production capacity of approximately 197,000 tons.  During fiscal 2004, the operating rate for UAN solution at the Yazoo City facility was approximately 55%.  The Yazoo City facility is under contract through August 2007 as the sole provider of N2O4 for the DESC.  The N2O4 plant is fully capable of meeting the annual contract requirements of the DESC.

            The Yazoo City facility has storage facilities for anhydrous ammonia (36,000 tons), ammonium nitrate (51,700 tons), nitric acid (4,300 tons), and UAN solution (48,000 tons).

            The Yazoo City facility includes a 20.5 megawatt cogeneration facility that produces savings by the simultaneous efficient generation of electricity and steam.  Adequate backup electricity, water supply, and steam generation capacity are available.  The Yazoo City plant and port facility have direct access to barge, rail, and truck transportation and the plant is strategically located for the purchase of competitively priced natural gas.

            Donaldsonville, Louisiana. The Donaldsonville facility is a closely integrated, multi-plant production complex located on approximately 766 acres fronting the Mississippi River at Donaldsonville, Louisiana.  The facility includes two anhydrous ammonia plants with a combined annual production capacity of approximately 1,004,000 tons, a urea plant with an annual urea synthesis production capacity of approximately 587,000 tons, an annual prilled urea capacity of approximately 396,000 tons, and two melamine crystal production plants with a combined annual production capacity of approximately 115 million pounds.  Only one of the melamine plants, which has a capacity of 80 million tons, was run in fiscal year 2004.

            In April 2004, the ammonia No. 1 plant, urea plant, and melamine M‑I plant were indefinitely idled due to market conditions.  The ammonia No. 2 plant, which has a capacity of 534,000 tons, operates on a swing basis as market conditions dictate.  During fiscal 2004, the operating rates for ammonia, prilled urea, and melamine were 40%, 11% and 46% (M‑I only), respectively.  The plant has storage facilities for anhydrous ammonia (60,000 tons), bulk urea (40,000 tons), and melamine (6,000,000 pounds).

            The Donaldsonville facility has ready access to rail, truck, and ammonia pipeline transportation.  The plant is also equipped with a deep‑water port facility on the Mississippi River, allowing access to economical oceangoing vessel and barge transportation for its urea and ammonia products.  The facility has adequate supplies of electricity and water and is well‑positioned for the purchase of competitively priced natural gas.

            Point Lisas, Trinidad.  The Point Lisas Nitrogen facility has an annual production capacity attributable to the Company's 50% interest of approximately 358,000 tons.  In fiscal 2004, the Company purchased approximately 375,000 tons of ammonia from the Point Lisas Nitrogen facility.  This ammonia was used as a raw material for upgrading into finished fertilizer products at the Company's existing facilities and to meet the Company's contractual commitments to certain industrial customers.

Marketing and Distribution

            The Company sells its nitrogen products to fertilizer dealers and distributors as well as industrial users located primarily in the southern region of the United States where its facilities are located.  In fiscal 2004, approximately 42% of the Company's nitrogen tons sold were to industrial users, which represents approximately 53% of nitrogen net sales.  Although the Company has traditionally sold the majority of its nitrogen products through the agricultural fertilizer distribution chain, the Company continues to focus its efforts on increasing the percentage of nitrogen product sold to industrial users in order to reduce the Company's exposure to the seasonal and cyclical nature of the agricultural fertilizer markets.  However, during fiscal 2004, industrial sales tons were unchanged compared to fiscal 2003, primarily due to our lack of liquidity needed to improve our industrial ammonia sales and terminal activities, as well as our bankruptcy status.

            In the agricultural fertilizer distribution chain, distributors operate as wholesalers supplying dealers who, in turn, sell directly to farmers.  Larger customers (distributors and large multi‑location dealers) arrange for distribution, storage, and financing of nitrogen products.  The majority of the Company's agricultural sales are made to distributors and large dealers in the Company's primary trade area, while almost all industrial sales are made directly to the end user.  The ten states that make up the Company's primary trade area are Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, and Texas.

            The Company transports its nitrogen products by barge, rail, pipeline, truck and oceangoing vessels.  To serve our customers, place our nitrogen products in strategically located, high‑consumption areas, and enhance our distribution capabilities, we enter into a variety of contractual relationships with customers in the fertilizer distribution chain.  The Company owns a 50% interest in an ammonia storage terminal in Pasadena, Texas, and a 50% interest in FMCL Limited Liability Company, a joint venture with Koch Nitrogen Company that provides transportation of ammonia from the Point Lisas Nitrogen facility in Trinidad to the United States and other world markets.  FMCL Limited Liability Company has executed one long‑term time charter agreement for oceangoing vessels with a European ship owner.  The agreement establishes a fixed charter rate for the vessel during the entire time that the agreement is in effect.  The Company believes that the time charter agreement provides a hedge against unfavorable fluctuations in shipping rates and is a cost‑effective method of transporting its Trinidad product.

Raw Materials

            Natural Gas.  Natural gas is the primary raw material used by the Company in the manufacture of nitrogen products.  Natural gas is used both as a chemical feedstock and as a fuel to produce anhydrous ammonia, which is upgraded into other nitrogen products.  During fiscal 2004, natural gas prices increased significantly relative to fiscal 2003 with NYMEX monthly settlements averaging approximately $5.31 per MMBtu in fiscal 2004 versus approximately $4.79 per MMBtu in fiscal 2003.  This resulted in natural gas representing approximately 88% of the Company's cost of producing ammonia.  Because there are no commercially feasible alternatives for natural gas in the production of ammonia, the economic success of the Company's nitrogen business depends upon the availability of reasonably priced natural gas relative to the prevailing market price for nitrogen products.

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

            During normal operations, natural gas requirements for the Yazoo City facility are approximately 54,500 MMBtu's per day.  Routinely, the Company purchases natural gas for the Yazoo City facility via market‑sensitive pricing from three natural gas marketers, Interconn Resources, Inc. ("Interconn") Bridgeline Gas Marketing LLC ("Bridgeline"), and Crosstex Gulf Coast Marketing, Ltd. ("Crosstex"). Natural gas is also purchased directly from a producer with reserves located in Rankin County, Mississippi, Pursue Energy Corporation ("Pursue").  Delivery of gas purchased from Interconn and Bridgeline is effected through the Yazoo City facility's direct connections to the interstate pipeline systems operated by Southern Natural Gas Company and Texas Eastern Transmission Corporation, respectively.  Purchases from Crosstex and Pursue are delivered via a natural gas pipeline owned by CenterPoint Energy Entex ("Entex").  The Entex pipeline facilities connect Crosstex's intrastate pipeline affiliate, Crosstex Energy, L.P. (from which Crosstex sources on‑system gas) and Pursue's processing plant with the Company's Yazoo City plant.  The Entex pipeline also provides direct access to the Gulf South interstate pipeline system providing additional flexibility of supply to the Yazoo City plant.

            Natural gas requirements for the Donaldsonville facility, when operating, are approximately 49,000 MMBtu's per day under its current configuration.  The Donaldsonville facility is located in one of the primary natural gas producing regions of the United States.  The facility is currently connected to five intrastate pipeline systems.  The Donaldsonville facility's current natural gas requirements are being served via purchases from two marketers, Bridgeline and Cypress Gas Marketing, LLC via market‑sensitive pricing with delivery effected through the pipeline systems of Bridgeline Holdings, L.P., Cypress Gas Pipeline, LLC, and Acadian Gas Pipeline System.

            The Company's natural gas supply agreements normally have terms of one to two years.  As a result of favorable access to natural gas supplies at the Yazoo City and Donaldsonville facilities, the Company believes that it will have adequate access to meet its natural gas requirements.  There have been no significant supply interruptions at either location.

            Gas prices can be influenced significantly by short‑term factors such as weather, storage levels, gas transportation interruptions, and competing fuel prices.  In the past, the Company has used derivative transactions such as natural gas futures contracts, swaps, options, or similar derivative instruments related to the price of natural gas to manage its natural gas price risk.

            Ammonia.  Ammonia is a necessary raw material for production of the Company's other nitrogen products.  The Company supplied the majority of its ammonia requirements in fiscal 2004.  Third‑party ammonia purchases by the Company from outside suppliers in fiscal 2004 for resale and production of its other nitrogen products totaled approximately 129,000 tons, compared to approximately 117,000 tons purchased from third‑parties in fiscal 2003.  This increase is attributable to the fact that our facilities were idled during a substantial part of the first fiscal quarter of 2004.  The Company anticipates that it will be able to supply substantially all of its ammonia requirements in fiscal 2005 from the Company's ammonia plants at the Yazoo City facility, the Donaldsonville facility, and the Trinidad facility, or from third‑party purchases.  Natural gas prices will continue to play a major role in determining how we operate our plants as we seek to match production to market conditions.

Employees

            As of September 15, 2004, the Company employed approximately 517 persons throughout all of its locations, none of whom are represented by unions.

Discontinued Segments

            Phosphates.  In June 2004, the Company's Board of Directors authorized management to pursue the divestiture of its wholly owned subsidiary Mississippi Phosphates Corporation as part of its plan to emerge from bankruptcy.  The Pascagoula facility is still in operation as market conditions dictate, but such assets are classified as discontinued assets on the Company's 2004 consolidated balance sheet.  In fiscal 2004, the Pascagoula facility sold all of the approximately 657,000 tons of diammonium phosphate it produced.  Net sales by Mississippi Phosphates in fiscal 2004 were approximately $116.4 million.

            Potash.  On March 1, 2004, the Company sold substantially all of its Carlsbad, New Mexico, potash assets to affiliates of Intrepid Mining LLC. In fiscal 2004, the Carlsbad facility sold approximately 518,000 tons and produced approximately 428,000 tons of potash.  Net sales of potash in fiscal 2004 were approximately $46.8 million.

            Melamine/Urea.  On March 25, 2004, the Company permanently shut down its melamine and urea operations at Donaldsonville, Louisiana. In fiscal 2004, the Donaldsonville melamine crystal facility sold approximately 43.4 million pounds and produced approximately 37.2 million pounds of melamine crystal.  Net sales of melamine crystal by the Company in fiscal 2004 were approximately $18.0 million.  In fiscal year 2004, approximately 78,700 tons of urea synthesis were sold, resulting in net sales of $15.0 million

CERTAIN BUSINESS FACTORS

Factors Affecting Fertilizer Demand and Prices

            With virtually all of our net sales from continuing operations in fiscal 2004 derived from domestic markets, the Company's operating results are highly dependent upon conditions in the U.S. agricultural industry.  A variety of factors beyond the Company's control can materially affect domestic fertilizer demand and pricing.  These factors include, but are not limited to, futures prices for crops that require significant fertilizer application, U.S. planted acreage, government agricultural policies, fertilizer application rates and product selection, projected grain stocks, crop failure, weather, changing or unpredictable crop choices by farmers and changes in agricultural production methods.  Since fertilizers, particularly anhydrous ammonia, are also used for industrial applications, industrial markets and the general economy can also affect product demand and prices.

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

Seasonality

            Sales of the Company's fertilizer products to agricultural customers are typically seasonal in nature and usually result in the Company's generating a greater amount of net sales and operating income in the Spring (the Company's third and fourth fiscal quarters).  However, quarterly results can vary significantly from one year to the next due primarily to weather‑related shifts in planting schedules and purchase patterns, as well as the relationship between natural gas and nitrogen product prices.  In addition, the seasonal nature of our business requires us to incur appreciable expenditures for fixed costs throughout the year and for inventory in advance of the spring planting season.  The Company plans to increase the percentage of its net sales to industrial customers whose purchases are more evenly spread over the Company's fiscal year.

Competition

            Since fertilizers are global commodities available from numerous sources, fertilizer suppliers compete primarily on the basis of delivered price.  Other competitive factors include product quality, customer service, plant efficiency, and availability of product.  As a result, markets for our products are highly competitive.  The Company competes with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, and independent fertilizer companies.  Many of the Company's competitors have larger financial resources and sales than the Company.  Foreign competitors often have access to cheaper raw materials or are owned or subsidized by their governments and, as a result, may have cost advantages over domestic companies.  Additionally, foreign competitors are frequently motivated by nonmarket factors such as the need for hard currency.

            Maintaining low production costs is critical to competitiveness.  Natural gas comprises a significant portion of the raw materials cost of the Company's nitrogen products.  Thus, competitive natural gas purchasing is essential to maintaining the Company's cost competitiveness.  This is especially true considering that certain of the Company's foreign competitors can purchase natural gas at a lower price than the price typically paid by the Company.  Also important to maintaining competitiveness is efficient use of natural gas because of the energy‑intensive nature of the nitrogen business.  Therefore, cost‑competitive production facilities that allow flexible upgrading of ammonia to other finished products are critical to a low‑cost competitive position.  In the highly fragmented nitrogen market, product quality and customer service also can be sources of product differentiation.

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

            Capital expenditures related to environmental obligations for the past three fiscal years were approximately as follows:  2004 - $1.86 million; 2003 - $725,000; and 2002 - $3.6 million.  Fiscal 2004 environmental capital expenditures were primarily attributable to costs at our Pascagoula facility and the ongoing closure of the West phosphogypsum disposal facility (the "West Disposal Facility").

            Projected environmental capital expenditures are approximately $1.19 million for fiscal year 2005 and approximately $750,000 for fiscal year 2006.  Fiscal 2005 projected expenses include $305,000 for the West Disposal Facility closure, $350,000 in capital expenditures at our Donaldsonville, Louisiana, facility to comply with new federal emissions control rules for the Baton Rouge Ozone Nonattainment Area, and $237,500 to remediate Laguna Toston in Carlsbad, New Mexico.  Fiscal 2006 projected expenses include $388,000 to complete the West Disposal Facility closure.

            As of June 30, 2004, the Company has accrued approximately $2.4 million in costs for the multiyear closure of the West Disposal Facility.  We do not anticipate accruing additional costs relating to the closure of the West Disposal Facility.  Regulatory officials have approved the Company's engineering plan for closure of the West Disposal Facility and have issued a compliance order with respect to our plan.  Two of the three closure phases are complete.  On March 29, 2002, our Pascagoula facility opened a new phosphogypsum disposal facility (the "East Disposal Facility"), and we expect to accrue closure costs over a 22‑year period, which is the estimated useful life.  At June 30, 2004, the Company had accrued approximately $4.5 million related to closure of the East Disposal Facility.  For more information regarding our estimates of closure costs and related accruals, see "Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations ‑ Critical Accounting Policies ‑ Closure Costs" in this Annual Report on Form 10‑K.

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

Financial Information About Foreign and Domestic Sales and Operations

            The amount of revenue attributable to the Company's sales to foreign and domestic markets over the last three fiscal years and the carrying value of the Company's foreign and domestic assets over the last three fiscal years is set forth in Item 8 of this Annual Report on Form 10‑K under the caption "Note 15 ‑ Segment Information" contained in the "Notes to Consolidated Financial Statements."

Reorganization

            Our ability to continue as a going concern is dependent upon, but not limited to, the confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with debt covenants under the Replacement DIP, the ability to sustain positive cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees.  No assurance can be given that we will be successful in reorganizing our affairs through the Case.

ITEM 2.   PROPERTIES

            Information regarding the location and general character of the Company's material properties is included in this Annual Report on Form 10‑K in Part I, Item 1 "Business," under the heading "OPERATIONS".

ITEM 3.  LEGAL PROCEEDINGS

            Information required by this Item regarding the Company's bankruptcy filing is included in this Annual Report on Form 10‑K in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Petition for Relief Under Chapter 11 of the United States Bankruptcy Code."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

            Our common stock is traded "over‑the‑counter" on the OTC Bulletin Board under the symbol "MSPIQ".  The high and low sales prices as reported by the OTC Bulletin Board for each quarter of fiscal 2004 and 2003 required by this Item 5 appear in the quarterly results tables under the heading "Quarterly Results" at the end of Item 8 of this Annual Report on Form 10‑K.

Holders

            As of September 15, 2004, the record number of holders of our common stock was 12,140.

Dividends

            Due to our performance, the Board discontinued the payment of cash dividends with the first quarter of fiscal 2001.  The Company's secured financing does not permit the payment of a cash dividend.

ITEM 6.  SELECTED FINANCIAL DATA

            During fiscal 2004, we recorded discontinued operations related to our potash, phosphates and melamine/urea operations.  All prior years data has been restated to reflect these changes (see Note 21).

Income Statement Data:	Fiscal Years Ended June 30
(In thousands, except per share data)	2004	2003	2002	2001	2000
Net sales	$ 300,450	$ 237,919	$ 207,855	$ 370,012	$ 291,268
Operating income (loss)	$ 28,030	$ (77,615)	$(135,242)	$ (93,472)	$ (28,389)
Loss from continuing operations	$ (68,331)	$ (80,248)	$(115,621)	$ (84,356)	$ (22,524)
Loss from discontinued operations	$ (68,663)	$ (25,605)	$ (5,575)	$ (10,893)	$ (1,140)
Net loss	$(136,994)	$(105,853)	$(121,196)	$ (95,249)	$ (23,664)
Loss per share from continuing operations ‑ basic and diluted	$ (2.77)	$ (3.06)	$ (4.42)	$ (3.23)	$ (0.86)
Loss per share from discontinued operations ‑ basic and diluted	$ (2.79)	$ (0.98)	$ (0.22)	$ (0.41)	$ (0.05)
Net loss per share	$ (5.56)	$ (4.04)	$ (4.64)	$ (3.64)	$ (0.91)
Weighted average common shares outstanding - basic and diluted	24,627	26,190	26,141	26,132	26,132

Balance Sheet Data:	June 30
(In thousands, except per share data)	2004	2003	2002	2001	2000
Working capital (deficit)	$ (63,509)	$ (41,878)	$ (21,981)	$ 113,785	$ 90,706
Total assets	$ 387,636	$ 548,090	$ 630,285	$ 779,607	$ 870,689
Long‑term debt, excluding long‑term debt due within one year	$ -	$ -	$ 104,043	$ 386,285	$ 330,307
Other long‑term liabilities and deferred credits	$ 26,368	$ 36,872	$ 12,540	$ 10,922	$ 9,995
Liabilities subject to compromise	$ 231,899	$ 249,132	$ -	$ -	$ -
Shareholders' (deficit) equity	$ (78,983)	$ 56,776	$ 179,476	$ 289,757	$ 391,598
Cash dividends declared per common share	$ -	$ -	$ -	$ 0.03	$ 0.19

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

               During fiscal 2004, we reduced the size and scope of our operations.  On March 2, 2004, our potash assets in Carlsbad, New Mexico, were sold for approximately $28.4 million and the proceeds were used to reduce debt.  Our melamine and related urea operations in Donaldsonville, Louisiana, were permanently shut down on March 24, 2004.  In June 2004, our board of directors authorized management to pursue a divestiture of our wholly owned subsidiary, Mississippi Phosphates Corporation ("Mississippi Phosphates"), as part of our plan to emerge from bankruptcy.  As a result of these changes, the financial results of these operations are classified as discontinued operations.

               Our continuing operations consist of nitrogen facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana, our 50% interest in Point Lisas Nitrogen Limited in The Republic of Trinidad and Tobago, and our 50% interest in an ammonia terminal located near Houston, Texas.

               The trading of our common stock commenced on the Over the Counter Bulletin Board of February 10, 2003.  Our current trading symbol is MSPIQ.  As of September 15, 2004, our shareholders of record numbered 12,140.

Petition for Relief Under Chapter 11 of the United States Bankruptcy Code

               On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court").  The cases are being administered jointly in Joint Case Number 03-02984 WEE, collectively (the "Case").  The Debtors sought relief under Chapter 11 of the Bankruptcy Code because of a lack of liquidity.  The combination of the depression in the agricultural sector, several waves of low priced imports, and the extreme increase in price level and price volatility of domestic natural gas, the Company's primary raw material, had resulted in substantial financial losses for the Company for the last five years.

               As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  We do not believe that rejection damages will be material; however, we cannot currently determine with certainty the aggregate liability that will result from the filing and settlement of claims related to any rejected contracts.

               As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court.  On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession revolving credit financing of $32.5 million, which was automatically reduced to $22.5 million on March 2, 2004, immediately following the sale of our Potash Assets (see Note 21 to our consolidated financial statements in Item 8 below).  On December 19, 2003, the Court entered a Final Order (the "Supplemental DIP Order") approving supplemental debtor-in-possession term loan financing of $96.7 million (the "Supplemental DIP").  On July 15, 2004, the Court entered a Final Order approving a new $182.5 million credit facility (the "Replacement DIP") to refinance all our pre-petition and post-petition secured debt (as more particularly described below).

               On June 6, 2003, the Court appointed the Official Committee of Unsecured Creditors (the "Creditors' Committee") to represent the interests of the unsecured creditors.  The Creditors' Committee monitors our financial condition and restructuring activities.  We are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals to the extent allowed by the Court.  As of June 30, 2004, we have paid fees and expenses of the Creditor's Committee during the Case in the amount of $3.5 million.

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

               On November 26, 2003, our subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered into a stalking horse agreement to sell substantially all of their assets to subsidiaries of Intrepid Mining LLC (the "Intrepid Stalking Horse Agreement").  On March 2, 2004, these assets were sold.  As of June 30, 2004, we had received approximately $27.9 million related to the sale and had a receivable of approximately $500,000 recorded on our books for the remainder of the purchase price attributable to a purchase price holdback held in escrow for contingent indemnification obligations.

               On April 16, 2004, the Debtors filed with the Court a joint plan of reorganization and disclosure statement (the "Original Plan").  The principal objective of the Original Plan was to restructure the Debtors' obligations to creditors in a manner that would permit us to continue as a viable business organization.  There were objections to the Original Plan.  Based on these objections, other alternatives were analyzed.

               On June 25, 2004, the Court entered an Interim Order permitting the $182.5 million Replacement DIP provided by the New York-based lenders Citigroup Global Markets, Inc., an affiliate of Citigroup, Perry Principals Investments, LLC, an affiliate of Perry Capital and Varde Investment Partners, L.P., an affiliate of Varde Partners, Inc.  The parties entered into the Replacement DIP on July 1, 2004, and the Court entered a Final Order approving the Replacement DIP on July 15, 2004.  The Replacement DIP, which includes a $22.5 million revolving credit facility provided solely by an affiliate of Citigroup, replaced all of the Company's pre-petition and post-petition secured debt, a portion of which matured on June 30, 2004.  The maturity of the Replacement DIP is the earlier of the Company's exit from bankruptcy or December 31, 2004, and the Company has the option to extend the maturity through June 30, 2005, under certain conditions.

               On August 9, 2004, Terra Industries Inc. (NYSE: TRA) and the Company announced a definitive agreement under which Terra will acquire the Company for an estimated total value as of that date of approximately $268 million.  As of the announcement date, the transaction consideration included estimated cash and assumed debt of $161 million and stock of $107 million, and the final value will depend on Terra's share price at closing and closing adjustments.  Prior to the close of the transaction, Mississippi Phosphates will either be sold to a third party or transferred to its unsecured creditors pursuant to the amended plan.  Both companies' Boards of Directors have unanimously approved the transaction.  The Creditors' Committee, our largest unsecured creditors, and the Replacement DIP lenders also support the transaction.  The Terra transaction is expected to close no later than the first quarter of calendar 2005.  More information related to the transaction can be found in the Stock Purchase Agreement filed on Form 8-K by Terra on August 9, 2004, and in our Current Reports on Form 8-K filed with the SEC on August 9, 2004 and September 8, 2004.

               On September 2, 2004, the Debtors filed an amended joint plan of reorganization with the Court that replaced the Original Plan (the "Amended Plan").  The primary purpose of the Amended Plan is to facilitate the acquisition of the Company by Terra.  If the Terra transaction is not consummated, the Amended Plan provides that the Company will emerge from bankruptcy on a stand-alone basis.  In either instance, the Amended Plan obligates the Company to dispose of Mississippi Phosphates either through a sale of stock or assets, or if such sale is not consummated, by a distribution of the stock or assets of such business to the unsecured creditors of Mississippi Phosphates.

               Under the Amended Plan, Terra will acquire the Company.  Perry Principals Investments LLC, an affiliate of Perry Capital Management Inc., and Citigroup Global Markets, Inc., an affiliate of Citigroup, have entered into a commitment to extend the term of the term loan portion of the Replacement DIP beyond Mississippi Chemical's emergence from bankruptcy until four years from the closing of the Terra transaction.  Terra and the Company will use existing cash on hand to reduce the principal amount of this term loan to $125 million from $160 million and satisfy all other cash payments to creditors required by the Amended Plan.  In addition, Terra would issue to certain of the Company's unsecured creditors 14.75 million shares of Terra common stock and an amount of preferred stock, subject to certain post-closing adjustments as specified in the definitive agreement.  Assuming the Closing Share Price (as defined in the definitive agreement) is equal to $6.14, (Terra's closing share price on Friday, August 6, 2004, the last trading day prior to the announcement of the agreement), the Company's unsecured creditors would receive Terra common stock with a value of $90.6 million plus the preferred stock.  The preferred stock to be issued to unsecured creditors will initially be set with a liquidation preference of $32.2 million.  The projected working capital and other closing adjustments are currently anticipated to total a negative $17.4 million.  Under this projected scenario, Terra will issue preferred stock with a liquidation preference of $14.8 million and, within ten months of closing, Terra will have the option, but not the obligation, to redeem the preferred stock for 2.4 million to 3.4 million shares of Terra common stock to be determined based upon Terra's stock price at closing.  Based upon a Closing Share Price of $6.14 per share, Terra would have the right to redeem the preferred stock for 2.4 million Terra common shares.  The final amount of the working capital and other post-closing adjustments will depend on various factors including, but not limited to: business performance, commodity prices and the terms of final separation of Mississippi Phosphates.  The agreement also provides that Terra will issue 250,000 additional shares of Terra common stock for distribution to the Company's shareholders.

               Under the Amended Plan, the Company expects that substantially all unsecured creditors with allowed claims of $5,000 or less from the nitrogen business will be paid in cash, in full.  Substantially all other unsecured creditors with allowed claims from the nitrogen business will be paid either cash equal to a specified percentage of their allowed claim or a pro-rata share of the pool of Terra common and preferred stock.  The Terra transaction and Amended Plan are subject to Court approval, successful completion of the restructuring of the Company's nitrogen and phosphate business, as well as customary regulatory approvals.  The Terra transaction is also subject to Terra's ability to obtain the consent of Terra's current working capital lenders.

               Although the Terra transaction is the primary basis of the Amended Plan, the Amended Plan will also provide that if the Terra transaction is not consummated, then the Company would emerge from bankruptcy on a stand-alone basis.  The Company's emergence financing will be provided by an existing commitment from Citigroup and Perry Capital.  The existence of this alternate plan facilitates the Company's exit from bankruptcy as expeditiously as possible.  Under the stand-alone alternative, the Replacement DIP would be repaid, the same cash distributions would be made to holders of allowed unsecured claims as in the Terra transaction, the Company's other unsecured creditors would receive substantially all of the common shares of the reorganized company, and the Company's current shareholders would receive warrants to acquire common shares in the reorganized company.

               Our ability to continue as a going concern is dependent upon, but not limited to, the confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with debt covenants under the Replacement DIP, the ability to sustain positive cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees.  No assurance can be given that we will be successful in reorganizing our affairs through the Case.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and implemented, the accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

Critical Accounting Policies

               Overview.  Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accompanying consolidated financial statements have been prepared on a going concern basis.  The suitability of using a going concern basis is dependent upon, but not limited to, the confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with debt covenants under the Replacement DIP, the ability to sustain positive cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees.

               We have identified the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements.  Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures in this Item 7.  Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.

               Adoption of AICPA Statement of Position 90-7.  As a result of filing petitions under Chapter 11 of the Bankruptcy Code, our consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."  SOP 90-7 does not change the application of U. S. generally accepted accounting principles in the preparation of financial statements.  However, it does require that the financial statements for the periods included and subsequent to filing a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

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

               Hedging Activities.  Management estimates its natural gas requirements based on the relationship between nitrogen product prices and the cost of natural gas.  We enter into derivative transactions to protect future production costs against price fluctuations of natural gas, which is the primary raw material in the production of our nitrogen products.  These derivative transactions may consist of futures contracts, options, swaps or similar derivative instruments related to the price of natural gas.  Gains and losses on the derivative transactions that are designated and effective as cash flow hedges are deferred and, at the time the related finished product inventory is sold, are recognized as an increase or decrease in the purchase cost of the related natural gas.  We account for these transactions as cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities," as amended by SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."  Accordingly, we record the fair value of these instruments on our consolidated balance sheets as a component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)".  At certain times, we determine that it is not economical to operate our nitrogen production facilities because of an unfavorable relationship between nitrogen product prices and the cost of natural gas.  When this occurs, the quantity of natural gas we purchase may be less than the quantity we have hedged, and therefore, we "undesignate" the difference and recognize the ineffective portion immediately in our consolidated statements of operations.

               Material changes to our results of operations could occur if our hedging instruments are not highly effective in offsetting cash flows attributable to the hedged risks.  We calculate the fair value of our derivative instruments using quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties.  Because of delays relating to the Case, we were unable to hedge natural gas from May 16, 2003 through September 28, 2003.  Under a Final Order entered on October 20, 2003, we obtained authority to hedge 150 natural gas contracts per month on a rolling two-month basis.  Under a Final Order entered on January 22, 2004, we were permitted to hedge 450 natural gas contracts per month on a rolling two-month basis.  Under a Final Order dated August 19, 2004, approving hedging activities, the Company is permitted to hedge up to 325 natural gas contracts per month for the first and second months of a four-month revolving period and up to an additional 150 natural gas contracts per month for the third and fourth months of said period.

               During fiscal 2004, natural gas hedging activities resulted in an average cost increase of approximately $0.32 per MMBtu on volumes hedged of 18.1 million MMBtu's.  During fiscal 2003, natural gas hedging activities resulted in an average cost decrease of approximately $0.52 per MMBtu on volumes hedged of 33.5 million.  During fiscal 2002, natural gas hedging activities resulted in an average cost increase of approximately $0.39 per MMBtu on volumes hedged of 39.4 million.  At June 30, 2004, we had open natural gas derivative contracts covering a total volume of 640,000 MMBtu's with contracts extending through August 2004.  The net unrealized loss on these contracts at June 30, 2004, was $277,000 and was recorded as a component of other comprehensive loss in our consolidated balance sheet.  As of the same date, we had unrecognized losses of $942,000 on closed natural gas derivative contracts related to our hedging activities that were recorded as a component of other comprehensive loss in our 2004 consolidated balance sheet.

               Asset Retirement Obligations.  We estimate closure costs for our Pascagoula, Mississippi, facilities, and at June 30, 2004, had $6.9 million accrued as a component of liabilities of discontinued operations.  These closure costs are recognized over the estimated life of the related facilities and have been recorded as a component of discontinued operations in our consolidated statements of operations.

               As of June 30, 2004, estimated closure costs of approximately $2.4 million for our West phosphogypsum disposal facility in Pascagoula have been recorded as a component of liabilities of discontinued operations.  We are currently in the process of closing this facility after discontinuing its use during the second quarter of fiscal 2003.  The East phosphogypsum disposal facility (the "East Facility"), completed in 1998, is in full operation.  At June 30, 2004, we had recorded closure costs of $4.5 million related to this facility, and it is included in liabilities of discontinued operations.

               In addition to accruing for the closure of the East Facility, Mississippi Phosphates has developed a financial assurance mechanism with the Mississippi Department of Environmental Quality.  Quarterly payments will be made into a trust fund managed by Morgan Keegan Trust Company, FSB.  This fund will be used for closure and post-closure care of the East Facility.  The first payment was made April 1, 2004, and as of June 30, 2004, we had deposited $201,000 into this trust fund.  Quarterly payment amounts will be reviewed annually and adjusted for inflation.  These payments will continue until funds in the trust are adequate to cover estimated costs related to the closure of the East Facility.  The East Facility has an estimated remaining useful life of 22 years.

               Effective July 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The assets recorded will be depreciated over the useful lives of the assets to be retired.  The liabilities will be accreted based on the effective interest method and the useful lives of the related facilities.  As required by SFAS No. 143, we will make periodic assessments of the reasonableness of closure cost estimates for each of our facilities and make adjustments as needed.  The resulting adjustments in our consolidated balance sheet will increase or decrease the amounts expensed in future periods.  The related assets and liabilities are included as part of assets and liabilities of discontinued operations on our 2004 consolidated balance sheet.

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

               We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets.  If we, in our judgment, are not more likely than not to realize any deferred tax assets, then we record valuation allowances against the deferred tax assets.  As of June 30, 2004, we had recorded deferred tax assets arising from federal and state net operating loss carryovers amounting to approximately $62.0 million and approximately $16.0 million, respectively.  We estimate that certain deferred tax assets, principally those arising from federal net operating loss carryforwards and certain state net operating loss carryforwards, may not be realized.  Therefore, we have recorded federal and state valuation allowances against these assets amounting to $41.6 million and $12.8 million as of June 30, 2004, respectively.

               In connection with the Supplemental DIP that was repaid on July 1, 2004, our wholly owned subsidiary, Mississippi Chemical Holdings, Inc. ("MCHI"), had provided a guarantee on such secured debt.  MCHI indirectly owns our 50% joint venture interest in Point Lisas Nitrogen, the operator of an ammonia facility in Point Lisas, Trinidad.  Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Point Lisas Nitrogen).  As of June 30, 2004, these cumulative earnings approximated $53.0 million.  We recorded non-current deferred tax liabilities on these earnings of approximately $20.3 million.  Pursuant to a Final Order entered on July 15, 2004, (as defined in more detail under the heading "Liquidity and Capital Resources - Financing Activities - Replacement Debtor-in-Possession Credit Facility"), the debt guarantee was released.   Effective July 1, 2004, we no longer consider Point Lisas Nitrogen's earnings to be reinvested indefinitely.  Accordingly, we expect to record U.S. taxes on those earnings.

               We use significant management judgments and estimates when recording deferred taxes.  If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

               Impairment or Disposal of Long-Lived Assets.  We evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  These evaluations utilize various estimates and judgments.  The recoverability of these assets is highly dependent upon the accuracy of various underlying assumptions, such as future product prices and natural gas costs.  The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value.  Impairment charges occurring after May 15, 2003 are reflected in reorganization expense, except for those charges relating to assets of discontinued operations.

               During fiscal 2004, we evaluated the recoverability of our long-lived assets and determined that certain of those assets were impaired.  We recognized a pre-tax impairment charge totaling $21.2 million relating to our remaining ammonia production assets located in Donaldsonville, Louisiana.  This charge was reflected as a component of reorganization expense in the 2004 consolidated statement of operations.  We recognized additional pre-tax impairment charges to our discontinued operations related to potash of $34.0 million, melamine/urea of $9.3 million and phosphate of $39.0 million.  These charges are included in discontinued operations on the 2004 consolidated statement of operations.

               During fiscal 2003, we evaluated the recoverability of our long-lived assets and determined that certain of those assets were impaired.  We recognized an impairment charge totaling $62.9 million relating to our remaining ammonia production assets located in Donaldsonville, Louisiana.  We recognized an additional pre-tax impairment charge to our urea assets of $12.2 million, which is included in discontinued operations on the 2003 consolidated statement of operations.

               During fiscal 2002, we assessed the recoverability of the tangible and intangible long-lived assets related to our nitrogen operations pursuant to SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."  We projected the undiscounted future cash flows for these operations to test recoverability and determined that, in certain cases, such cash flows were less than the value of such assets on the consolidated balance sheet, indicating that impairment was likely.  Our cash flow projections were based on a third party appraisal of our long-lived assets and included additional third party and internally developed forecasts of future nitrogen prices and natural gas costs.  We determined that we had an impairment in the value of goodwill related to our Donaldsonville, Louisiana, nitrogen production assets acquired in December 1996.  Accordingly, a non-cash charge for goodwill impairment of $101.3 million was recorded in our fourth quarter of fiscal 2002.  Estimates of such future cash flows are subject to significant uncertainties and assumptions.  Accordingly, actual results could vary significantly from such estimates.

               The impairment analysis has been prepared on a going concern basis and the Company's carrying value for its long-lived assets is presumed to be recoverable through future cash flows.  If the Company does not continue as a going concern, further impairment charges may be necessary.

               Exit Costs and Disposal Activities.  SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," issued in July 2002, revised the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."  For most exit and disposal activities initiated after December 31, 2002, costs can no longer be recorded as a one-time charge when a formal commitment is made to a plan to exit an activity or dispose of long-lived assets.  Instead, we will record exit and disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows according to SFAS No. 146.

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

               Investment in Affiliates.  The Company's investment in affiliates primarily consists of an investment in Point Lisas Nitrogen, FMCL Limited Liability Company, and a 50% interest in an ammonia storage terminal in Pasadena, Texas.  The Company accounts for its investments in affiliates under the equity method of accounting.  Accordingly, the Company records its proportionate share of the joint venture's earnings in Point Lisas Nitrogen as a component of cost of products sold.  Our proportionate share of earnings for all other investments is recorded as a component of other income.  Periodically, the Company assesses the carrying value of its investment in affiliates.  The Company will record a loss on its investment in affiliates at that point in time management concludes that a decline in the fair value of the investment is other than temporary.  During 2004 and 2003, no such losses have been recorded on its investment in affiliates.

Recent Accounting Pronouncements

               In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investors do not have a majority voting interest and/or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support from other parties.  We adopted and applied the provisions of this interpretation during fiscal 2004, without a material effect on our consolidated financial statements.  The FASB revised the Interpretation to address certain technical corrections and to clarify many of the implementation issues.  We have evaluated the provisions of the revised Interpretation and concluded that its adoption did not have a material effect on the consolidated financial statements.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging."  This amendment clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financial component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45.  These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  We adopted this statement on July 1, 2003, with no material effect on our consolidated financial statements.

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that any financial instrument that is within the scope of this statement be classified as a liability.  We adopted this statement on July 1, 2003, with no material effect on our consolidated financial statements.

RESULTS OF OPERATIONS - FISCAL 2004 COMPARED TO FISCAL 2003

Overview

               For the fiscal year ended June 30, 2004, we incurred a net loss of $137.0 million (or $5.56 per diluted share), compared to a net loss of $105.9 million or ($4.04 per diluted share) for the year ended June 30, 2003.  Included in the losses for these fiscal years were after-tax losses from discontinued operations related to our potash, phosphate and melamine/urea segments of $57.3 million and $25.6 million, respectively, and an after-tax loss from the sale of our Potash Assets of $11.4 million in fiscal 2004.  Also included in these net losses were impairment charges related to our ammonia plants located in Donaldsonville, Louisiana.

               Our continuing operations now consist of our nitrogen facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana, our 50% interest in Point Lisas Nitrogen in The Republic of Trinidad and Tobago, and our 50% interest in an ammonia terminal located near Houston, Texas.

               Net sales increased to $300.5 million in fiscal 2004 from $237.9 million in fiscal 2003.  We had operating income from continuing operations of $28.0 million in fiscal 2004, compared to an operating loss from continuing operations of $77.6 million in fiscal 2003, which included a non-cash impairment charge of $62.9 million.

               Our results of operations have historically been influenced by a number of factors beyond our control, which have at times had a significant impact on our operating results.  Fertilizer demand and sales prices are highly dependent upon a variety of conditions stated in this Annual Report on Form 10‑K under the headings "Certain Business Factors" in Item 1, and "Outlook" and "Forward-Looking Statements" in this Item 7.

Net Sales

               For fiscal 2004, our net sales increased 26% to $300.5 million, from $237.9 million for fiscal 2003.  This increase was the result of higher sales prices for all of our nitrogen products, which offset the effect of lower sales volumes of ammonia, ammonium nitrate and nitrogen solutions.  Demand for the spring season of fiscal 2004 was not as strong as initial indicators had implied.  During the first six months of fiscal 2004, grain prices were increasing rapidly and fertilizer demand was expected to be quite strong.  As we entered into the fiscal 2004 spring season, grain prices retreated some and weather became a strong factor.  In our core marketing area, we were first affected by drought conditions during March and April, followed by heavy rainfall for May, but we were able to finish the season with strong product movement and ended the year with low inventories.

               Summaries of our sales results by business unit are set forth below:

	Fiscal Years Ended June 30
			%
	2004	2003	Inc. (Dec.)
	(Dollars in thousands)
Net Sales:
Nitrogen	$298,953	$236,850	26%
Other	1,497	1,069	40%

Net Sales	$300,450	$237,919	26%

	Fiscal Years Ended June 30
			%
	2004	2003	Inc. (Dec.)
	(Tons in thousands)
Tons Sold:
Nitrogen:
Ammonia	685	689	(1%)
Ammonium Nitrate	649	675	(4%)
Nitrogen solutions	323	475	(32%)
Nitric acid	41	28	46%

Total Nitrogen	1,698	1,867	(9%)

	Fiscal Years Ended June 30
			%
	2004	2003	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 176	$ 127	39%

              Our nitrogen sales increased 26% as a result of higher sales prices.  The average selling price for ammonia, ammonium nitrate, and nitrogen solutions increased 34%, 35%, and 43%, respectively.  A decrease in U.S. nitrogen production, along with a tightening of world supply/demand balances, led to these nitrogen price increases.  During fiscal 2004, nitrogen products in the U.S. continued to be impacted by high natural gas prices, resulting in industry-wide production curtailments at various points during the fiscal year.  During most of the first quarter of fiscal 2004, we shut down significant portions of our Yazoo City facility in an effort to manage inventory levels in response to high natural gas costs and as a result of a poor spring demand.  This allowed the Company to conserve cash flow during the negotiation of its debtor-in-possession credit facility with a group of lenders.  The Yazoo City facility returned to production in late September 2003.

               Substantially all of our ammonia sales are to industrial customers.  Our ammonia sales prices increased 34%, while our volumes decreased 1%.  This decrease in volume is due to decreased purchases by some of our contract customers, largely offset by new business.  Ammonia sales prices increased as downtime at production points in Indonesia, Malaysia and Venezuela related to political disruptions and natural gas shortages, caused the world supply/demand balance to tighten.  In addition, U.S. producers curtailed production at various points during fiscal 2004 in response to high natural gas prices and concerns about volatile U.S. natural gas prices.

               Ammonium nitrate sales prices increased 35%, while sales volumes decreased 4%.  The decrease in sales volumes was due primarily to the reduced production at Yazoo City during the first quarter as noted above.  Prices were higher due to a reduction in market supply and concerns about volatile U.S. natural gas prices.

               Nitrogen solutions sales prices increased 43%, while sales volumes decreased 32%.  This decrease in sales volumes was primarily due to the shutdown of production of nitrogen solutions at Yazoo City during the first quarter of fiscal 2004.  Prices were higher due to a reduction in market supply and concerns about volatile U.S. natural gas prices.

Other Revenues

               Our other revenues for fiscal 2004 and 2003 were $4.6 million and $2.0 million, respectively, and consisted primarily of facility fees earned by our Yazoo City facility that supplies dinitrogen tetroxide (N204) to the United States Department of Defense.  This facility was placed in service at our Yazoo City facility during the third quarter of fiscal 2003.

Cost of Products Sold

               Our cost of products sold increased in fiscal 2004 to $249.2 million, from $215.5 million in fiscal 2003.  As a percentage of net sales, cost of products sold decreased to 83% for fiscal 2004 from 91% for fiscal 2003.  This decrease was primarily the result of higher sales prices partially offset by higher costs per ton.

               Our nitrogen costs per ton increased 26%, primarily as a result of higher natural gas costs at our domestic production facilities.  The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 41% to $5.70 per MMBtu.  During fiscal 2004, we experienced higher costs related to the purchase of ammonia from third parties and Point Lisas Nitrogen as the global supply/demand balance tightened and pushed nitrogen prices higher.  Equity in earnings of approximately $21.8 million at Point Lisas Nitrogen reduced the effect of higher domestic natural gas prices and purchased ammonia prices.  These equity in earnings are reflected in our consolidated statements of operations as a reduction in cost of products sold.

               Our portion of the earnings from Point Lisas Nitrogen was $21.8 million for fiscal 2004, compared to $5.6 million for fiscal 2003.  During fiscal 2004, Point Lisas Nitrogen incurred higher natural gas costs because its gas contract ties the price of natural gas to the market price of ammonia, which increased during fiscal 2004.  Results for fiscal 2004 were improved from fiscal 2003 because the ammonia prices received by Point Lisas Nitrogen more closely reflected the market price.  Sales prices during fiscal 2003 were below prevailing market prices because of product offtake agreements with us and our joint venture partner, Koch Nitrogen Company.  The agreements required Point Lisas Nitrogen to make sales to us at prices below the prevailing market price to recover amounts paid in previous years that were in excess of prevailing market prices.

Selling, General and Administrative

               Our selling, general and administrative expenses decreased to $21.1 million in fiscal 2004, from $26.5 million in fiscal 2003.  This decrease was primarily the result of lower spending for insurance and professional consultants related to operating activities.  In addition, the prior year amount included approximately $1.9 million of severance related charges at Donaldsonville.  As a percentage of net sales, selling, general and administrative expenses decreased to 7% in fiscal 2004 from 11% in fiscal 2003.

Impairment of Long-Lived Assets

               Ammonia Assets.  In February 2003, we announced closure plans for one of our ammonia plants located in Donaldsonville, Louisiana.  This closure was the result of unfavorable natural gas prices and market conditions.  We decided to idle this ammonia plant indefinitely because we did not expect it to contribute to future operations.  The long-lived assets associated with this ammonia plant had a book value of approximately $70.3 million.  We tested this asset for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and recorded a pre-tax impairment charge totaling $62.9 million during fiscal 2003.  This amount has been reflected in the 2003 consolidated statements of operations as impairment of long-lived assets.

               Due to customer demand and improved market conditions in December 2003, we restarted an ammonia plant previously idled and produced through the first week in April 2004.  On March 25, 2004, we announced the permanent closure for one ammonia plant and our intent to indefinitely idle a second ammonia plant.  Both ammonia plants are located at our facility in Donaldsonville, Louisiana.  Negative operating performance caused by persistently high natural gas prices was the major contributing factor for our decision.  We tested these assets for impairment as required by SFAS No. 144, and recorded a pre-tax impairment charge of approximately $21.2 million during fiscal 2004.  This impairment charge is reflected as a component of reorganization expense in the 2004 consolidated statements of operations.

               Melamine/Urea Assets.  In December 2002, we announced plans to close our urea facility located in Donaldsonville, Louisiana.  This closure was also the result of unfavorable natural gas prices and market conditions.  We evaluated the utility of these long-lived assets and initially concluded that the prilling section of the urea plan was not expected to contribute to ongoing operations and production would cease.  We tested the assets associated with the urea prilling section for impairment in accordance with SFAS No. 144, and recorded a pre-tax impairment charge totaling $12.2 million at December 31, 2002.  This amount has been included in loss from discontinued operations in the 2003 consolidated statement of operations.

               In March 2004, we announced the permanent closure of our melamine and urea operations at our Donaldsonville, Louisiana, facility because we decided to exit this business operation completely.  Acting on authority granted by our board of directors, we have committed to a plan of disposal and have initiated efforts to locate a buyer for these assets.  In accordance with SFAS No. 144, these assets have been reflected as discontinued operations at June 30, 2004, and prior reporting periods have also been reclassified.  We have recorded a pre-tax impairment charge for the melamine/urea assets totaling $9.3 million for fiscal 2004.  We ceased production at this facility during the first week in April 2004.

               Potash Assets.  During our first quarter of fiscal 2004, our board of directors authorized management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets").  Accordingly, as required by SFAS No. 144, we tested the Potash Assets for impairment at September 30, 2003.  This test resulted in a pre-tax impairment charge of approximately $34.0 million, which is reflected as a component of discontinued operations in the 2004 consolidated statement of operations.  On March 2, 2004, these assets were sold for approximately $28.4 million.

               Phosphate Assets.  In June 2004, our board of directors authorized management's commitment to a plan to dispose of Mississippi Phosphates as part of our plan to emerge from bankruptcy.  This subsidiary will be either sold to a third party or transferred to the unsecured creditors of Mississippi Phosphates pursuant to the Amended Plan.  The long-lived assets associated with this plant had a book value of approximately $51.0 million.  As required by SFAS No. 144, we evaluated the carrying amount of the Phosphate Assets for recoverability.  This evaluation resulted in a pre-tax impairment charge totaling $39.0 million at June 30, 2004, and is reflected as a component of discontinued operations in the 2004 consolidated statement of operations.

               Impairment of long-lived assets summary:

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands)
Consolidated Statements of Operations
Classification

Impairment of long-lived assets
Ammonia assets	$ -	$ 62,912	$ -

Reorganization expense
Ammonia assets	21,191	-	-

Loss from discontinued operations
Melamine/Urea assets	9,255	12,206	-
Potash assets	34,022	-	-
Phosphate assets	39,000	-	-
	82,277	12,206	-

Total impairment charges	$103,468	$ 75,118	$ -

Significant judgments and estimates are required in performing impairment tests in accordance with SFAS No. 144.

Other Operating Expenses

               Our other operating expenses decreased to $6.7 million in fiscal 2004, from $12.7 million in fiscal 2003.  This decrease resulted from a reduction in idle plant costs.  Portions of our ammonia, ammonium nitrate and nitric acid production capacities were idled for various periods during fiscal 2004 and 2003, primarily due to the unfavorable relationship between product prices and natural gas prices.  During the first three months of fiscal 2004, our Yazoo City nitrogen operation was idled in order to reduce inventory levels and conserve cash as we negotiated a debtor-in-possession credit facility.

Interest, Net

               Our net interest expense increased to $20.1 million in fiscal 2004, from $19.5 million in fiscal 2003.  During fiscal 2004, we did not record any interest expense on our Senior Notes and 1998 IRBs (each as defined below in this Item 7 under the heading "Liquidity and Capital Resources") as they are a part of our pre-petition liabilities subject to compromise.  We did record interest during fiscal 2004 on our Pre-Petition Harris Facility (as defined below in this Item 7 under the heading "Liquidity and Capital Resources") because it was adequately secured and on our DIP and Supplemental DIP loans which were post-petition loans.  The interest rates on our secured debt during fiscal 2004 were higher than the rates on such debt in fiscal 2003.

               The Company has allocated a portion of its consolidated interest expense to discontinued operations in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 87-24, "Allocation of Interest to Discontinued Operations."  For the fiscal year ended June 30, 2003, such allocation, in the amount of $9.7 million, was based on actual interest calculations on intercompany notes payable between the relevant subsidiaries and Mississippi Chemical Corporation.  As a result of the Company's bankruptcy filing, these intercompany notes have been classified as liabilities subject to compromise, which resulted in no interest expense being calculated on these intercompany notes payable in 2004.  In fiscal 2004, interest allocated to discontinued operations was $4.1 million and was determined based on the proceeds received from the sale of the Company's Potash Assets and an estimated fair market value of its Phosphate Assets, as calculated in accordance with SFAS No. 144.  All proceeds received from the sale of the Company's assets are required to be used to repay the Company's secured borrowings.

Settlement of Litigation

               During fiscal 2003, we concluded litigation related to a breach of contract claim involving performance guarantees for work done at one of the ammonia plants in Donaldsonville, Louisiana.  We received $3.6 million in net proceeds from this settlement.

Other Income

               Other income increased to $3.4 million in fiscal 2004, from $1.6 million in fiscal 2003.  This increase was primarily related to better performance by one of our equity investments and a $1.2 million gain on the sale of a non-core asset.

Reorganization Expense

               Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in our consolidated statements of operations.  Reorganization expense for the fiscal year ended June 30, 2004, was approximately $45.2 million and consisted primarily of an impairment loss of approximately $21.2 million related to our ammonia plants located in Donaldsonville, Louisiana, professional fees, severance and employee retention expenses and a $3.8 million break-up fee paid to Koch for terminating the sale of our interest in Point Lisas Nitrogen.  Reorganization expense for the fiscal year ended June 30, 2003, was approximately $3.5 million and consisted of legal and other professional fees.

Income Tax Expense (Benefit)

               For fiscal 2004, our income tax expense from continuing operations was $34.5 million, as compared to a $15.1 million benefit in fiscal 2003.  The income tax expense for fiscal 2004 was primarily the result of the establishment of a valuation allowance for the deferred tax assets related to federal operating loss carryforwards that may expire unutilized.  The income tax benefit for the prior fiscal year was primarily the result of our net losses from continuing operations, partially offset by U.S. tax expense on cumulative foreign earnings triggered by the guarantee of our secured debt by MCHI (as described above in this Item 7 under the heading "Critical Accounting Policies - Deferred Taxes").

               Our estimated annual effective rate attributable to the loss from continuing operations increased to 101.8% in fiscal 2004, from 15.9% in fiscal 2003.

               Our income tax benefit from discontinued operations for fiscal 2004 was $45.4 million, as compared to a $16.6 million tax benefit for fiscal 2003.  The income tax benefits were primarily the result of our net losses from discontinued operations.

Discontinued Operations

               Melamine and Urea Assets.  In March 2004, we announced the permanent closure of our melamine and urea operations at our Donaldsonville, Louisiana facility.  Acting on authority granted by our board of directors, we have committed to a plan of disposal of these assets.  As a result of this announcement and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at June 30, 2004, our melamine and urea operations have been reflected as discontinued operations.  Melamine and urea operations in previous periods presented have also been reclassified in accordance with SFAS No. 144.  We have recorded an after-tax loss from discontinued operations of $9.3 million, which includes a pre-tax impairment charge of $9.3 million for fiscal 2004.  We have recorded an after-tax loss from discontinued operations of $14.1 million, which includes a pre-tax impairment charge of $12.2 million for fiscal 2003.  Corporate allocations have been excluded from discontinued operations.

               Potash Assets.  During our first quarter of fiscal 2004, our board of directors authorized management to actively market for sale the Potash Assets.  On March 2, 2004, these assets were sold for approximately $28.4 million.  As a result, at June 30, 2004, our potash operations have been reflected as discontinued operations.  Potash operations in previous periods have also been reclassified in accordance with SFAS No. 144.  We have recorded an after-tax loss on the disposal of our potash assets of $11.4 million in fiscal 2004.  In addition, we recorded in fiscal 2004 an after-tax loss from discontinued operations of $20.5 million, which includes the pre-tax impairment charge of $34.0 million.  In fiscal 2003, we recorded an after-tax loss of $4.0 million in discontinued operations.   Corporate allocations have been excluded from discontinued operations.

               Phosphate Assets.  In June 2004, our board of directors authorized a plan to dispose of Mississippi Phosphates as part of our plan to emerge from bankruptcy pursuant to the amended plan.  This subsidiary will either be sold to a third party or transferred to the unsecured creditors of Mississippi Phosphates.  Based on that decision and in accordance with SFAS No. 144, at June 30, 2004, our phosphate operations have been reflected as discontinued operations.  Corporate allocations have been excluded from discontinued operations.  We recorded an after-tax loss from discontinued operations of $27.5 million, which includes a pre-tax impairment charge of $39.0 million for fiscal 2004, and a loss of $7.5 million for fiscal 2003.

RESULTS OF OPERATIONS - FISCAL 2003 COMPARED TO FISCAL 2002

Overview

               For the fiscal year ended June 30, 2003, we incurred a net loss of $105.9 million (or $4.04 per diluted share), compared to a net loss of $121.2 million (or $4.64 per diluted share) for the year ended June 30, 2002.  The fiscal year ended June 30, 2003, included non-cash impairment charges of $62.9 million related to a write-down of long-lived assets associated with our ammonia plants in Donaldsonville, Louisiana.  These plants were determined to be impaired and would not contribute substantially to our future ongoing operations. The fiscal year ended June 30, 2002 net loss included a non-cash impairment charge of $101.3 million resulting from a write-down of all remaining goodwill recorded in connection with the December 1996 acquisition of our Donaldsonville, Louisiana, nitrogen production assets.

               Net sales increased to $237.9 million in fiscal 2003 from $207.9 million in fiscal 2002.  We incurred an operating loss of $14.7 million in fiscal 2003 before a non-cash impairment charge of $62.9 million, compared to an operating loss of $34.0 million in fiscal 2002 before a non-cash impairment charge of $101.3 million.

               These results reflect our continuing operations which consist of nitrogen facilities in Yazoo City, Mississippi and Donaldsonville, Louisiana, our 50% interest in Point Lisas Nitrogen Limited in the Republic of Trinidad and Tobago, and our 50% interest in an ammonia terminal located near Houston, Texas.  Based on the changes that occurred in fiscal 2004, our potash, phosphate and melamine segments have been reclassed to discontinued operations for fiscal 2003 and 2002.

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

Net Sales

               For fiscal 2003, our net sales increased 14% to $237.9 million, from $207.9 million for fiscal 2002.  This increase was primarily the result of higher sales prices for all of our nitrogen products, partially offset by lower nitrogen sales volumes.

               Summaries of our sales results by business unit are set forth below:

	Fiscal Years Ended June 30
			%
	2003	2002	Inc. (Dec.)
	(Dollars in thousands)
Net Sales:
Nitrogen	$236,850	$206,871	14%
Other	1,069	984	9%

Net Sales	$237,919	$207,855	14%

	Fiscal Years Ended June 30
			%
	2003	2002	Inc. (Dec.)
	(Tons in thousands)
Tons Sold:
Nitrogen:
Ammonia	689	742	(7%)
Ammonium Nitrate	675	779	(13%)
Nitrogen solutions	475	474	0%
Nitric acid	28	33	(15%)

Total Nitrogen	1,867	2,028	(8%)
	Fiscal Years Ended June 30
			%
	2003	2002	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 127	$ 102	25%

               Our nitrogen sales increased 14% as a result of higher sales prices.  The average selling price for ammonia, ammonium nitrate and nitrogen solutions increased 40%, 10% and 17%, respectively.  A decrease in U.S. nitrogen production, along with a tightening of world supply/demand balances, led to these nitrogen price increases.  During fiscal 2003, nitrogen products in the U.S. continued to be impacted by high natural gas prices, resulting in production curtailments at various points during the fiscal year.  In late June 2003, we shut down significant portions of our Yazoo City facility in an effort to manage inventory levels in response to high natural gas cost and as a result of poor spring demand.  This allowed the Company to conserve cash flow during the negotiation of its debtor-in-possession credit facility with a group of lenders.  The Yazoo City facility returned to production in late September 2003.

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

               Ammonium nitrate sales prices increased 10% while sales volumes decreased 13%.  The decrease in sales volumes was due primarily to poor weather during the fourth quarter of fiscal 2003.  During the first three quarters of the fiscal year, sales volumes were running ahead of the previous year due to good demand for fall/winter wheat plantings and strong pasture applications.  Unfavorable weather during the fourth quarter significantly reduced demand, resulting in approximately 155,000 fewer tons sold in the fourth quarter compared to the same prior-year period.  Prices were higher due to a reduction in supply at the beginning of the spring planting season as a result of production curtailments in the U.S. during February and March 2003.  Those curtailments were caused by a substantial natural gas price increase.

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

Cost of Products Sold

               Our cost of products sold increased in fiscal 2003 to $215.5 million, from $205.0 million in fiscal 2002.  As a percentage of net sales, cost of products sold decreased to 91% in fiscal 2003 from 99% in 2002.  This decrease resulted from higher sales prices partially offset by higher costs per ton.

               Our nitrogen costs per ton increased 14%, primarily as a result of higher natural gas costs at our domestic production facilities.  The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 33% to $4.04 per MMBtu.  In addition, we had higher costs related to third-party purchases of ammonia and lower equity in earnings at Point Lisas Nitrogen.  These equity in earnings are reflected in our consolidated statements of operations as a reduction in cost of products sold.

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

Selling, General and Administrative

               Our selling, general and administrative expenses increased to $26.5 million in fiscal 2003, from $24.5 million in fiscal 2002. This increase was primarily the result of increases in severance and early retirement expenses, property insurance costs and professional financial consulting expenses.  These increases were partially offset by the absence of goodwill amortization costs in fiscal 2003.  As a percentage of net sales, selling, general and administrative expenses decreased to 11% in fiscal 2003 from 12% in fiscal 2002.

Impairment of Long-Lived Assets

               During fiscal 2003, we recognized impairment charges relating to one of our ammonia plants located in Donaldsonville, Louisiana, totaling $62.9 million.  This impairment was the result of continued negative operating performance caused by unfavorable natural gas prices and market conditions.  We incurred similar impairment charges totaling $101.3 million for fiscal 2002 relating to goodwill for our Donaldsonville, Louisiana nitrogen production facility.

Other Operating Expenses

               Our other operating expenses increased to $12.7 million in fiscal 2003, from $12.4 million in fiscal 2002.  This increase resulted from an increase in idle plant costs.  Portions of our ammonia, ammonium nitrate and nitric acid production capacities were idled for various periods during fiscal 2003 and 2002, primarily due to the unfavorable relationship between product prices and natural gas prices.

Interest, Net

               Our net interest expense increased to $19.5 million in fiscal 2003, from $18.2 million in fiscal 2002.  This increase was primarily the result of higher average interest rates and increased costs associated with our Pre-Petition Harris Facility, partially offset by lower average debt balances.  After the Petition Date, we ceased accruing interest on the unsecured debt balances of the Senior Notes and the Industrial Revenue Bonds (each as more particularly described below under the heading "Liquidity and Capital Resources - Financing Activities").

Settlement of Litigation

               During fiscal 2003, we concluded litigation related to a breach of contract claim involving performance guarantees for work done at one of the anhydrous ammonia plants in Donaldsonville, Louisiana.  We received $3.6 million in net proceeds from this settlement.

               During fiscal 2002, we settled the defamation action we filed against Terra International, Inc. ("Terra International") in August 1995.  We received $11.0 million from Terra International's liability insurance carrier.  Also in fiscal 2002, we received $4.4 million in net proceeds from the conclusion of litigation related to defective equipment purchased at our Yazoo City, Mississippi, nitrogen production facility.  The problems with this equipment occurred during periods prior to fiscal 2002.

Other Income

               Other income decreased to $1.6 million in fiscal 2003, from $6.0 million in fiscal 2002.  During fiscal 2002, we had gains of approximately $5.1 million related to the sale of non-core assets.

Reorganization Expense

               Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in the consolidated statements of operations.  Reorganization expense for the year ended June 30, 2003, was approximately $3.5 million and consisted of legal and professional fees.

Income Tax Benefit

               Our income tax benefit from continuing operations decreased to $15.1 million in fiscal 2003, from $16.4 million in fiscal 2002.  These income tax benefits are primarily the result of our net losses from continuing operations.  The income tax benefit in fiscal 2003 was partially offset by U.S. tax expense on cumulative foreign earnings in fiscal 2003 (as more particularly described above under the heading "Critical Accounting Policies - Deferred Taxes").  For fiscal 2002 and prior, we did not provide for taxes on our permanently reinvested foreign earnings from our investment in Point Lisas Nitrogen.

               Our estimated annual effective rate attributable to the loss from continuing operations increased to 15.9% in fiscal 2003, from 12.4% in fiscal 2002.

               Our income tax benefit from discontinued operations for fiscal 2003 was $16.6 million, as compared to $1.5 million for fiscal 2002.  These tax benefits were primarily the result of our net losses from discontinued operations.

Discontinued Operations

               Melamine and Urea Assets.  In March 2004, we announced that permanent closure of our melamine and urea operations at our Donaldsonville, Louisiana facility.  Acting on authority granted by our board of directors, we have committed to a plan of disposal and have initiated efforts to locate a buyer for these assets.  As a result of this announcement and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, our melamine and urea operations have been reflected as discontinued operations.  We have recorded an after-tax loss from discontinued operations of $14.1 million, which includes a pre-tax impairment charge of $12.2 million for fiscal 2003.  During fiscal 2002, we had a loss from discontinued operations of $541,000.  Corporate allocations have been excluded from discontinued operations.

               Potash Assets.  During our first quarter of fiscal 2004, our board of directors authorized management to actively market for sale the Potash Assets.  On March 2, 2004, these assets were sold for approximately $28.4 million.  As a result, our potash operations have been reflected as discontinued operations.  We have recorded an after-tax loss from discontinued operations of $4.0 million for fiscal 2003 and $6.5 million for fiscal 2002.  Corporate allocations have been excluded from discontinued operations.

               Phosphate Assets.  In June 2004, our board of directors authorized management's commitment to a plan to dispose of Mississippi Phosphates Corporation, a wholly owned subsidiary, as part of its plan to emerge from bankruptcy.  This subsidiary will either be sold to a third party or transferred to the unsecured creditors of Mississippi Phosphates pursuant to the Amended Plan.  Based on that decision and in accordance with SFAS No. 144, our phosphate operations have been reflected as discontinued operations.  Corporate allocations have been excluded from discontinued operations.  We recorded an after-tax loss from discontinued operations of $7.5 million for fiscal 2003 and income of $1.5 million for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 2004, we had cash and cash equivalents of $22.4 million, compared to $6.1 million at June 30, 2003, an increase of approximately $16.3 million.  At June 30, 2003, our cash and cash equivalents had increased to $6.1 million from $2.0 million at June 30, 2002, an increase of $4.1 million.

               Debtor-in-Possession Financing Overview

               On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "Original DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility").  On October 2, 2003, the Court entered a Final Order that approved certain amendments to the Interim Credit Facility to permit borrowings of up to $32.5 million on a revolving credit basis (the "DIP Credit Facility") through June 30, 2004.  The DIP Credit Facility was reduced to $22.5 million as a result of the sale of our Potash Assets in March 2004.  Pursuant to a Final Order entered on December 19, 2003, the Investors (as defined below in this Item 7 under the heading "Supplemental Debtor-in-Possession Term Loan") provided the Supplemental DIP to us in the amount of $96.7 million, and subsequently concluded a tender offer to the Original DIP Lenders on January 23, 2004 for the remainder of our pre-petition secured debt.  On July 15, 2004, the Court entered a Final Order authorizing the Replacement DIP entered into on July 1, 2004, which paid off all of our prior secured debt.

               Replacement Debtor-in-Possession Credit Facility

               On June 25, 2004, the Court entered an Interim Order approving our request, on an interim basis, for the Replacement DIP with Citigroup Global Markets, Inc., Perry Principals Investments, LLC, Varde Partners, Inc. and Citicorp North America, Inc. (the "Replacement DIP Lenders") to provide up to $182.5 million in financing.  The Replacement DIP consists of a $160 million term loan (the "Term Loan") provided by Citigroup (34.375%), Perry (50%), and Varde (15.625%) and up to $22.5 million in revolving credit loans provided solely by Citigroup (the "Revolving Loans" and collectively with the Term Loan, the "Replacement Loans").  The Replacement loans were funded on July 1, 2004.  On July 15, 2004, the Court entered a Final Order that approved the Replacement DIP.  The Replacement DIP terminates upon the earlier to occur of (a) December 31, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the Replacement DIP Lenders terminate the Replacement DIP in connection with an event of default thereunder.  We have the option to extend the maturity through June 30, 2005, under certain conditions.  Mississippi Chemical Corporation is the borrower under the Replacement DIP and its subsidiaries who are Debtors are guarantors.  MCHI is not a guarantor, but is obligated to provide a guaranty of the Replacement DIP in the event that the contractual restrictions prohibiting such grant are waived or released.

                Maximum Borrowings.  The Revolving Loans provide for maximum borrowings (the "Revolver Commitment"), at any time, up to the lesser of (a) $22.5 million, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventory in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (iv) an amount equal to six months' rent for all leased facilities where inventory is kept for which the landlord has not executed and delivered to the lenders a landlord's waiver.  No further borrowings are permitted on the Term Loan.

               Rates and Fees.  The Replacement Loans bear cash interest, payable monthly, at rates equal to the Citibank Base Rate from time to time in effect plus 3.75% and accrue additional payment-in-kind interest monthly at the rate of 5.15% per annum.  On July 1, 2004, we paid the Replacement DIP Lenders a closing fee of $3,650,000 (2%) and a semi-annual agency fee of $75,000.  The Replacement DIP also has an unused commitment fee equal to 0.5% per annum of the average daily unused amount of the Revolving Loans.

               Collateral Security and Guarantees.  Pursuant to the Final Order for the Replacement DIP, the Replacement DIP Lenders have been granted superpriority claim status in the Case with a first lien on substantially all of the Debtors' assets (including all cash collateral and proceeds of inventory and accounts receivable).  Our use of cash collateral and proceeds of inventory and accounts receivable generated in the ordinary course of business is limited to the payment of certain expenses and application to the Replacement DIP.  All of our subsidiaries which are Debtors have guaranteed the Replacement DIP (the "Replacement DIP Guarantors").

               Covenants.  The Replacement DIP (a) restricts our ability to incur debt, (b) requires us to generate certain monthly minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, (c) limits our expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits the amount of capital expenditures, (e) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business) as detailed below in this paragraph, (f) permits the voluntary prepayment of the Replacement DIP without penalty, and (g) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession revolving credit facilities.  As of the date of this filing, we were in compliance with all covenants under the Replacement DIP.  The minimum cumulative EBITDA requirements are as follows:

Dollars in Millions

Through end of:
	Jul-04	Aug-04	Sep-04	Oct-04	Nov-04	Dec-04	Jan-05	Feb-05	Mar-05	Apr-05	May-05	Jun-05
Minimum EBITDA
	$ (3.5)	$ (3.5)	$ (3.0)	$ (2.5)	$ (2.0)	$ (2.0)	$ -	$ 1.0	$ 2.0	$ 4.0	$ 5.5	$ 6.5

At the time of a disposition of Mississippi Phosphates, the minimum EBITDA covenant changes as shown below:

Dollars in Millions

Through end of:
	Sep-04	Oct-04	Nov-04	Dec-04	Jan-05	Feb-05	Mar-05	Apr-05	May-05	Jun-05
Month of Transaction Consummation

Sep-04	$ (3.7)	$ (4.3)	$ (3.4)	$ (3.8)	$ (3.0)	$ (2.3)	$ (1.9)	$ 1.1	$ 2.2	$ 3.0
Oct-04		$ (3.6)	$ (2.6)	$ (3.1)	$ (2.3)	$ (1.5)	$ (1.2)	$ 1.9	$ 2.9	$ 3.7
Nov-04			$ (1.5)	$ (2.0)	$ (1.2)	$ (0.4)	$ (0.1)	$ 3.0	$ 4.0	$ 4.8
Dec-04				$ (2.5)	$ (1.7)	$ (0.9)	$ (0.5)	$ 2.5	$ 3.5	$ 4.3
Jan-05					$ (1.2)	$ (0.4)	$ (0.1)	$ 3.0	$ 4.0	$ 4.8
Feb-05						$ 0.7	$ 1.1	$ 4.1	$ 5.2	$ 6.0
Mar-05							$ 1.4	$ 4.4	$ 5.4	$ 6.2
Apr-05								$ 5.0	$ 6.1	$ 6.9
May-05									$ 5.0	$ 5.8
Jun-05										$ 6.3

Our cumulative capital expenditures are limited as follows:

Dollars in Millions

Through end of:
	Jul-04	Aug-04	Sep-04	Oct-04	Nov-04	Dec-04	Jan-05	Feb-05	Mar-05	Apr-05	May-05	Jun-05
Minimum Capital Expenditures
	$ 1.50	$ 3.00	$ 4.25	$ 5.25	$ 6.25	$ 7.00	$ 7.50	$ 8.00	$ 8.50	$ 9.00	$ 9.50	$ 10.25

At the time of a disposition of Mississippi Phosphates, the capital expenditure covenant changes as shown below:

Dollars in Millions

Through end of:
	Sep-04	Oct-04	Nov-04	Dec-04	Jan-05	Feb-05	Mar-05	Apr-05	May-05	Jun-05
Month of Transaction Consummation

Sep-04	$ 3.87	$ 4.44	$ 4.78	$ 5.34	$ 5.68	$ 5.97	$ 6.30	$ 6.60	$ 6.81	$ 7.37
Oct-04		$ 4.81	$ 5.16	$ 5.72	$ 6.06	$ 6.35	$ 6.67	$ 6.97	$ 7.19	$ 7.75
Nov-04			$ 5.59	$ 6.15	$ 6.49	$ 6.78	$ 7.11	$ 7.41	$ 7.62	$ 8.19
Dec-04				$ 6.81	$ 7.15	$ 7.44	$ 7.77	$ 8.06	$ 8.28	$ 8.84
Jan-05					$ 7.34	$ 7.63	$ 7.96	$ 8.25	$ 8.47	$ 9.03
Feb-05						$ 7.79	$ 8.12	$ 8.42	$ 8.63	$ 9.19
Mar-05							$ 8.33	$ 8.62	$ 8.84	$ 9.40
Apr-05								$ 8.80	$ 9.01	$ 9.57
May-05									$ 9.22	$ 9.78
Jun-05										$10.06

               Supplemental Debtor-in-Possession Term Loan

               On December 19, 2003, the Court entered a Final Order approving the Supplemental DIP and our entering into the Supplemental Post-Petition Credit Agreement, dated as of December 15, 2003, with certain funds or affiliates managed or advised by Delaware Street Capital, L.P. and DDJ Capital Management LLC (together with their participants and assigns, the "Investors"), pursuant to which the Investors made a $96.7 million term loan to us on December 30, 2003.  The proceeds of the Supplemental DIP were used to reduce the principal amount of the Pre-Petition Harris Facility (as defined below in this Item 7) by $90.0 million and to pay certain transaction-related fees and expenses of $6.7 million.  The Supplemental DIP was to mature on the earlier of (a) October 31, 2004, (b) the effective date of a plan of reorganization in our Case, (c) the conversion of our Case to a Chapter 7 case, or (d) the dismissal or appointment of a trustee in any of our Chapter 11 cases.  At June 30, 2004, we had borrowings outstanding under the Supplemental DIP in the amount of $100.7 million, which included $4.0 million of accrued payment-in-kind interest.  Amounts due under the Supplemental DIP were repaid on July 1, 2004, with funding provided by the Replacement DIP.

               In addition, the Investors agreed to tender for the approximately $68.4 million remaining secured debt under the Pre-Petition Harris Facility and the obligations under the DIP Credit Facility, at par plus accrued interest (excluding default interest).  The tender was conditioned upon acceptance by at least 51 percent in number of the lenders representing not less than 66-2/3 percent of the outstanding principal amount under these facilities.  More than 51 percent in number of the Pre-Petition Lenders and the Original DIP Lenders tendered, respectively, 93 percent and 85 percent of the Pre-Petition Harris Facility and the DIP Credit Facility.  The tender closed on January 23, 2004.  As a result, the Investors held substantially all of our secured debt at such time.

               On July 1, 2004, we entered into the Replacement DIP to refinance all of our pre- and post-petition secured debt.

               The Pre-Petition Harris Facility

               As of the Petition Date, we had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158.4 million.  The Pre-Petition Harris Facility bore interest at rates related to the Prime Rate.  In December 2003, we paid down $90.0 million on the Pre-Petition Harris Facility with proceeds from the Supplemental DIP.  In March 2004, we paid down $16.1 million on the Pre-Petition Harris Facility with proceeds from the sale of our Potash Assets.  As of June 30, 2004, our weighted average interest rate was 9.2% (which includes the default rate) and we had borrowings outstanding in the amount of $50.8 million.  The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, we were no longer permitted to borrow under this facility.  As adequate protection for the use of the Pre-Petition Lenders' cash collateral, we were required to pay interest on the Pre-Petition Harris Facility.  Interest was paid monthly in arrears at the non-default rate (Prime Rate + 5% on the first $105 million until this debt was reduced to $52.5 million, at which point such rate was Prime Rate + 3%).  An additional 2% of default rate interest accrued until payoff of the Pre-Petition Harris Facility.  Since the Pre-Petition Harris Facility was a secured facility, it was not classified as a liability subject to compromise on our consolidated balance sheets.  On July 1, 2004, this facility was paid in its entirety.

               The Industrial Revenue Bonds

               In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant.  On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997.  The 1998 IRBs, issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate of interest.  The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date.  The 1998 IRBs are the obligation of Mississippi Phosphates, but are guaranteed by Mississippi Chemical Corporation.  The bankruptcy filing was an event of default under the 1998 IRBs.  At June 30, 2004 and 2003, the 1998 IRBs are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

               The Senior Notes

               On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a $300.0 million shelf registration statement filed with the Securities and Exchange Commission.  The holders may elect to have the Senior Notes repaid on November 15, 2007.  The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with our other debt instruments.  As a result of our bankruptcy filing, we did not make the semi-annual interest payment due on May 15, 2003, and were in default under the Senior Notes.  At June 30, 2004 and 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

               Investment in Point Lisas Nitrogen Limited

               Our 50-50 joint venture, Point Lisas Nitrogen Limited, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant near Point Lisas, The Republic of Trinidad and Tobago.  Point Lisas Nitrogen's loan with Export Import Bank of the United States ("Ex-Im Bank") is a non-recourse loan and is not guaranteed by the joint venture partners.  In the event of default, Ex-Im Bank could demand immediate payment of all or any portion of the principal amount of its loan with Point Lisas Nitrogen.

               As a result of our filing bankruptcy, at June 30, 2003, we had a payment default of approximately $2.6 million under our ammonia offtake agreement with Point Lisas Nitrogen.  The bankruptcy filing also resulted in a default on Point Lisas Nitrogen's loan with Ex-Im Bank.  Because of this default, the total loan obligation to Ex-Im Bank continues to be classified as a current liability on Point Lisas Nitrogen's balance sheet.  The payment default amount under the ammonia offtake agreement caused us to pay market prices for ammonia from the Petition Date through September 30, 2003, and prevented us from recovering accumulated amounts paid in previous years that were in excess of prevailing market prices.  As a result of payment of the cure amount under the offtake agreement, and upon satisfaction of other conditions, Koch and Ex-Im Bank agreed to permit us to recover amounts paid in previous years, approximately $6.4 million, that were in excess of prevailing market prices on purchases after October 1, 2003, which amounts have been recovered.  As of the date of this filing, Ex-Im Bank has not demanded that Point Lisas Nitrogen make payment of the outstanding debt.  Point Lisas Nitrogen is continuing to repay the loan obligation, and made a $64.1 million prepayment on August 31, 2004.  As a result of this payment and cash currently on hand, Point Lisas Nitrogen expects the Ex-Im obligation to be paid off by August 31, 2005.

               On October 8, 2003, we signed the Koch Stalking Horse Agreement with Koch to sell our interests in Point Lisas Nitrogen.  Subsequently, and in conjunction with the Supplemental DIP Order, we withdrew our motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of the Koch Break-Up Fee.

               Sale of Potash Assets

               On March 2, 2004, our potash subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., sold substantially all of their assets to wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural gas resource company.  As of June 30, 2004, we had received approximately $27.9 million related to the sale and had a receivable of approximately $500,000 recorded on our books for the remainder of the purchase price attributable to a purchase price holdback held in escrow for contingent indemnification obligations.

               Liquidity

               Based on natural gas and product market prices for nitrogen and DAP, as of the date of this filing, and our current gas hedge positions, we believe that our existing cash, cash generated from operations, and cash available under the Replacement DIP should be sufficient to satisfy our financing requirements for operations and capital projects through the emergence from bankruptcy.  Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations.  We estimate our capital expenditure requirements for fiscal 2005 to be approximately $9.5 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations.   Our ability to continue as a going concern is dependent upon, but not limited to, the confirmation of a plan of reorganization, continued access to adequate sources of capital, compliance with the covenants under the Replacement DIP, the ability to sustain positive cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees.  No assurance can be given that we will be successful in reorganizing our businesses and successfully emerging from the bankruptcy proceedings.

Contractual Obligations

               Known contractual obligations of the Company existing as of June 30, 2004, and their respective estimated due dates are as follows (in thousands):

	Total	2005	2006-2008	2009-2011	After 2011
Supplemental DIP	$100,723	$100,723	$ -	$ -	$ -
Pre-petition Harris Facility	$ 50,810	$ 50,810	$ -	$ -	$ -
Operating leases	$ 3,443	$ 2,034	$ 1,409	$ -	$ -
Ammonia purchase obligation (1)	$422,699	$ 66,742	$200,226	$155,731	$ -

(1)  The Company has a contractual obligation to purchase one-half of the ammonia, approximately 358,000 short-tons per year, produced by Point Lisas Nitrogen, our 50-50 joint venture ammonia plant located in Trinidad (see Note 4).  The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount.  Obligations in the above table are based on purchasing 358,000 short tons per year at the June 2004 average price paid.  This contract expires in October, 2010.

               At June 30, 2004, our pension liability was $24.3 million.  This liability could increase or decrease depending on actual returns on pension plan assets and changes in the discount rate related to the benefit obligation.  The plan is funded annually by the Company, subject to the Internal Revenue Code funding limitation.  The Company does not anticipate making any contributions to the plan in fiscal 2005.

OUTLOOK

               As we move into the fall, the supply/demand balance remains tight causing nitrogen prices to be at high levels compared to historical averages.  Low global inventory levels for nitrogen products, downtime at plants in various countries, and continued volatility in U.S. natural gas prices are some of the factors affecting the global supply/demand balance that will determine price levels over the coming months.  The ratio of ending grain stock to use, both inside and outside the U.S., remains at low levels, which is a positive indicator for the farm economy and spring planting levels.  Weather conditions, oil prices, and the U.S. economic recovery are among the most important fundamental factors in determining demand for natural gas.  This will, in turn, determine the natural gas price level and volatility that we will face during fiscal 2005.  To maximize results in the current environment, we continue to determine operating levels for our plants based on our commitments to customers and the relationship between nitrogen product prices and natural gas prices.

FORWARD‑LOOKING STATEMENTS

               Except for the historical statements and discussion contained herein, statements set forth in this Annual Report on Form 10‑K constitute "forward‑looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, forward‑looking statements can be identified by the use of terms such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable language.  Since these forward‑looking statements rely on a number of assumptions concerning future events, risks and uncertainties that are beyond our ability to control or predict, readers are cautioned that actual results may differ materially from such forward‑looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) our ability to operate pursuant to the terms of the Replacement DIP, (ii) operating constraints, costs and uncertainties associated with the Case, (iii) our ability to prosecute, confirm and consummate the amended plan of reorganization and the satisfaction of closing conditions to the related proposed transactions with Terra or our alternate standalone transaction, (iv) our ability to receive trade credit, (v) our ability to maintain contracts that are critical to its operation, (vi) changes in matters which affect the global supply and demand of fertilizer products and industrial chemicals, (vii) high natural gas prices and the volatility of the natural gas market, (viii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U.S. government policies, weather, and changes in agricultural production methods, (ix) possible unscheduled plant outages and other operating difficulties, (x) price competition and capacity expansions and reductions from both domestic and international competitors, (xi) foreign government agricultural policies, in particular, the policies of the governments of India and China regarding fertilizer imports, (xii) the relative unpredictability of international and local economic conditions, (xiii) the relative value of the U.S. dollar, (xiv) regulations regarding the environment and the sale and transportation of fertilizer products, (xv) oil costs and the impact of war in the Middle East, (xvi) the occurrence of any national calamity or crisis, including an act of terrorism, (xvii) the continuing efficacy of unfair trade remedies and the outcome of pending unfair trade (antidumping) cases, and (xviii) the ability of the Company to retain key employees, and (xix) other important factors affecting us and the fertilizer industry generally as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in this Annual Report on Form 10‑K.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Overview.  We are exposed to changes in natural gas prices and interest rates.  For more information about how we manage specific risk exposures, see Critical Accounting Policies - Hedging Activities in Item 7 of this Annual Report on Form 10-K, and Note 7 - Credit Agreements and Long-Term Debt and Note 16 - Hedging Activities, in our Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10‑K.

               Natural Gas.  To manage our natural gas price risks, we enter into derivative transactions as the opportunity arises.  These derivative transactions may consist of futures contracts, options, swaps, or similar derivative instruments that mature at various dates.  We do not hold or issue derivative financial instruments for trading purposes.  We maintain formal policies with respect to entering into and monitoring derivative transactions.  Our derivative transactions are intended to hedge our future natural gas costs.  The volume of natural gas hedged varies from time to time based on management's judgment of market conditions, particularly natural gas prices and nitrogen product prices.  Because of delays relating to the Case, we were unable to hedge natural gas from May 16, 2003 through September 28, 2003.  Under a Final Order on October 20, 2003, we obtained authority to hedge 150 natural gas contracts per month on a rolling two-month basis.  Under a Final Order entered on January 22, 2004, we were permitted to hedge 450 natural gas contracts per month on a rolling two-month basis.  Under a Final Order dated August 19, 2004, approving hedging activities, the Company is permitted to hedge up to 325 natural gas contracts per month for the first and second months of a four-month revolving period and up to an additional 150 natural gas contracts per month for the third and fourth months of said period.

               We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments.  At June 30, 2004, the fair value of open positions was calculated by valuing each position using June 30, 2004, quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties.  We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments.  We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $394,000 at June 30, 2004.  Changes in the fair value of such derivative instruments have a high correlation to changes in the spot price of natural gas purchased, which prices are affected by a variety of factors including weather conditions, oil prices, industrial production levels, and the state of the U.S. economy.

               Interest Rates.  The table below provides information, as of June 30, about our financial instruments which are sensitive to changes in interest rates.

(Dollars in thousands)
	Maturity Date			Fair Value
	2005	Thereafter	Total	2004	2003

Variable Rate Debt
Pre-Petition Harris Facility
Principal Amount (1)	$ 50,810	-	$ 50,810	$ 50,810	$158,423
Average interest rate (2)	9.20%	-	9.20%
Supplemental DIP
Principal Amount (1)	$100,723	-	$100,723	$100,723	$ -
Average interest rate (2)	16.10%	-	16.10%

Assuming a plus or minus 1% interest rate charge, our consolidated statement of operations would increase or decrease approximately $1.5 million.

(1)   The Pre-Petition Harris Facility and the Supplemental DIP were paid in their entirety on July 1, 2004.  Both had variable interest rates and, therefore, the balances are representative of fair value.

(2)   The average interest rate was based on June 30, 2004, variable rates.  Actual rates could differ.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Shareholders of
   Mississippi Chemical Corporation:

We have audited the accompanying consolidated balance sheets of Mississippi Chemical Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the years in the three-year period ended June 30, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of Point Lisas Nitrogen Limited, an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting.  The investment in Point Lisas Nitrogen Limited represents 32.4 percent and 17.8 percent of total assets as of June 30, 2004 and 2003, respectively.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Point Lisas Nitrogen Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mississippi Chemical Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements, as of June 30, 2004 and 2003, have been prepared assuming that Mississippi Chemical Corporation and subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and because of insufficient liquidity, Mississippi Chemical Corporation and nine of its subsidiaries ("Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code ("Code") on May 15, 2003.  The Debtors are currently operating as debtors in possession under the Code.  On April 16, 2004, the Debtors filed a plan of reorganization with the U.S. Bankruptcy Court, and on September 2, 2004, the Debtors filed an amended plan of reorganization for the purpose of incorporating a proposed transaction for the sale of the Company's nitrogen operations and other matters related to that proposed transaction (see Note 1 - Bankruptcy Proceedings).  However, there can be no assurance that this plan of reorganization will be approved or confirmed by the bankruptcy court or other interested parties.  On July 1, 2004, the Debtors obtained replacement debtor-in-possession financing (see Note 7 - Credit Agreements); however, there can be no assurance that such financing facility will be sufficient to meet the Company's cash flow requirements.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

                                                                                                    /s/ KPMG LLP

Jackson, Mississippi
September 3, 2004

INDEPENDENT AUDITORS' REPORT

TO THE MEMBERS OF POINT LISAS NITROGEN LIMITED

We have audited the balance sheets of Point Lisas Nitrogen Limited as of June 30, 2004 and 2003 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years ended June 30, 2004 (not presented separately herein).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Point Lisas Nitrogen Limited as of June 30, 2004 and 2003 and the results of its operations and cash flows for each of the three years ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG

Port of Spain,
TRINIDAD:
July 16, 2004

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Consolidated Balance Sheets

	June 30
	2004	2003
	(Dollars in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$ 22,407	$ 6,102
Accounts receivable (less allowances of $1,258 in 2004 and $1,839 in 2003)	27,925	56,375
Inventories	31,497	66,286
Prepaid expenses and other current assets	10,389	5,039
Deferred income taxes	2,492	3,112
Assets of discontinued operations	34,344	-
Total current assets	129,054	136,914

Investments in affiliates	133,119	111,509

Other assets	6,437	10,305

Property, plant and equipment, at cost, less accumulated depreciation, depletion and amortization	119,026	289,362

	$ 387,636	$548,090
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Long-term debt due within one year	$ 151,533	$158,423
Accounts payable	16,402	15,736
Accrued liabilities	10,281	4,633
Liabilities of discontinued operations	14,347	-
Total current liabilities	192,563	178,792

Other long-term liabilities and deferred credits	26,368	36,872

Deferred income taxes	15,789	26,518

Liabilities subject to compromise	231,899	249,132

Commitments and contingencies (see Notes 1,4, 7, 8, 9, 12, 16, 22, 23, 24 and 25)

Shareholders' (deficit) equity:
Common stock ($.01 par; authorized 100,000,000 shares; issued 27,980,973)	280	280

Additional paid-in capital	306,063	306,063
Accumulated deficit	(346,041)	(209,047)
Accumulated other comprehensive loss, net	(10,811)	(12,046)
Treasury stock, at cost (3,730,864 shares and 1,769,340 shares)	(28,474)	(28,474)
Total shareholders' (deficit) equity	(78,983)	56,776

	$387,636	$548,090

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Consolidated Statements of Operations

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands, except per share data)
Revenues:
Net sales	$ 300,450	$ 237,919	$ 207,855
Other	4,570	2,022	-
	305,020	239,941	207,855
Operating expenses:
Cost of products sold	249,175	215,470	204,958
Selling, general and administrative	21,108	26,483	24,467
Impairment of long-lived assets	-	62,912	-
Loss on goodwill impairment	-	-	101,263
Other	6,707	12,691	12,409
	276,990	317,556	343,097

Operating income (loss)	28,030	(77,615)	(135,242)

Other (expense) income:
Interest, net	(20,131)	(19,479)	(18,168)
Settlement of litigation	-	3,581	15,363
Other	3,442	1,581	6,014

Income (loss) from continuing operations before reorganization expense and income taxes	11,341	(91,932)	(132,033)

Reorganization expense	45,195	3,456	-

Loss from continuing operations before income taxes	(33,854)	(95,388)	(132,033)

Income tax expense (benefit)	34,477	(15,140)	(16,412)

Loss from continuing operations	(68,331)	(80,248)	(115,621)

Discontinued operations:
Loss from operations, net of income tax benefits of $37,188, $16,617 and $1,507, respectively	(57,258)	(25,605)	(5,575)

Loss on disposal, net of income tax benefits of $8,250	(11,405)	-	-

Loss from discontinued operations	(68,663)	(25,605)	(5,575)

Net loss	$(136,994)	$(105,853)	$(121,196)

Loss per share from continuing operations - basic and diluted	$ (2.77)	$ (3.06)	$ (4.42)
Loss per share from discontinued operations - basic and diluted	(2.79)	(0.98)	(0.22)

Net loss per share	$ (5.56)	$ (4.04)	$ (4.64)

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Consolidated Statements of Shareholders' (Deficit) Equity
Years Ended June 30, 2004, 2003 and 2002

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit)	Income (Loss)	Stock (1)	Total
	(Dollars in thousands, except per share data)

Balances, June 30, 2001	$ 280	$305,901	$ 18,963	$ (5,808)	$(29,579)	$ 289,757
Comprehensive loss:
Net loss	-	-	(121,196)	-	-	(121,196)
Net change in unrealized loss
on hedges, net of tax
expense of $6,474	-	-	-	10,791	-	10,791

Comprehensive loss	-	-	(121,196)	10,791	-	(110,405)

Treasury stock, net	-	-	(344)	-	468	124

Balances, June 30, 2002	280	305,901	(102,577)	4,983	(29,111)	179,476
Comprehensive loss:
Net loss	-	-	(105,853)	-	-	(105,853)
Net change in unrealized
gain on hedges, net of tax
benefit of $2,910	-	-	-	(4,853)	-	(4,853)
Deferred pension liability,
net of tax benefit of $6,557	-	-	-	(12,176)	-	(12,176)

Comprehensive loss	-	-	(105,853)	(17,029)	-	(122,882)

Stock-based compensation	-	162	-	-	-	162

Treasury stock, net	-	-	(617)	-	637	20

Balances, June 30, 2003	280	306,063	(209,047)	(12,046)	(28,474)	56,776
Comprehensive loss:
Net loss	-	-	(136,994)	-	-	(136,994)
Net change in unrealized
loss on hedges, net of tax
benefit of $506	-	-	-	(923)	-	(923)
Deferred pension liability,
net of tax expense of $1,163	-	-	-	2,158	-	2,158

Comprehensive loss	-	-	(136,994)	1,235	-	(135,759)

Balances, June 30, 2004	$ 280	$ 306,063	$ (346,041)	$ (10,811)	$(28,474)	$ (78,983)

(1)   During fiscal 2004, approximately 1,962,000 shares of the Company's common stock were returned at no cost to the Company by former shareholders.  Such shares are included in the number of treasury shares held at June 30, 2004.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Consolidated Statements of Cash Flows

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(136,994)	$(105,853)	$(121,196)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net change in operating assets and liabilities - continuing operations	4,331	(44,688)	6,025
Net change in operating assets and liabilities - discontinued operations	15,655	35,004	10,931
Refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002	-	14,878	26,446
Depreciation, depletion and amortization	27,267	39,232	44,743
Loss on asset impairments and sale of discontinued operations	122,583	75,118	-
Loss on goodwill impairment	-	-	101,263
Change in deferred gain on hedging activities, net of tax	(744)	(2,747)	4,780
Deferred income taxes	(11,174)	(34,186)	(1,040)
Equity in earnings in unconsolidated affiliates	(23,870)	(7,141)	(12,769)
Other	5,152	(4,515)	(5,483)

Net cash provided by (used in) operating activities	2,206	(34,898)	53,700

Cash flows from investing activities:
Purchases of property, plant and equipment - continuing operations	(1,172)	(6,996)	(4,959)
Purchases of property, plant and equipment - discontinued operations	(5,389)	(7,870)	(7,442)
Proceeds from sale of potash operations	27,883	-	-
Proceeds from sale of other assets	1,444	3,383	8,043
Other	1,900	2,243	2,800

Net cash provided by (used in) investing activities	24,666	(9,240)	(1,558)

Cash flows from financing activities:
Debt proceeds	233,610	285,685	224,395
Debt payments	(240,500)	(237,434)	(286,345)
Financing fees	(3,677)	-	-

Net cash (used in) provided by financing activities	(10,567)	48,251	(61,950)

Net increase (decrease) in cash and cash equivalents	16,305	4,113	(9,808)

Cash and cash equivalents - beginning of year	6,102	1,989	11,797

Cash and cash equivalents - end of year	$ 22,407	$ 6,102	$ 1,989

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

Mississippi Chemical Corporation and Subsidiaries
(Debtors-In-Possession)
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

NOTE 1 - BANKRUPTCY PROCEEDINGS

               On May 15, 2003 (the "Petition Date"), Mississippi Chemical Corporation and nine of its direct and indirect subsidiaries, Mississippi Nitrogen, Inc.; MissChem Nitrogen, L.L.C.; Mississippi Chemical Company, L.P.; Mississippi Chemical Management Company; Mississippi Phosphates Corporation; Mississippi Potash, Inc.; Eddy Potash, Inc.; Triad Nitrogen, L.L.C.; and Melamine Chemicals, Inc. (collectively, the "Company" or the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi, Jackson, Mississippi (the "Court").  The cases are being administered jointly in Joint Case Number 03-02984 WEE, (collectively the "Case").  The Debtors sought relief under Chapter 11 of the Bankruptcy Code because of a lack of liquidity.  The combination of a depression in the agricultural sector, several waves of low priced imports, and the extreme increase in price level and price volatility of domestic natural gas, the Company's primary raw material, had resulted in substantial financial losses for the Company for the last five years.

               As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  The Company does not believe that rejection damages will be material; however, the Company cannot currently determine with certainty the aggregate liability that will result from the filing and settlement of claims related to any rejected contracts.

               As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court.  On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession revolving credit financing of $32,500,000, which was automatically reduced to $22,500,000 on March 2, 2004, immediately following the sale of the Company's Potash Assets (see Note 21).  On December 19, 2003, the Court entered a Final Order approving supplemental debtor-in-possession term loan financing of $96,700,000 (the "Supplemental DIP").  On July 15, 2004, the Court entered a Final Order approving a new $182,500,000 credit facility (the "Replacement DIP") to refinance the Company's pre-petition and post-petition secured debt.

               On June 6, 2003, the Court appointed the Official Committee of Unsecured Creditors (the "Creditors' Committee") to represent the interests of the unsecured creditors.  The Creditors' Committee monitors the Company's financial condition and restructuring activities.  The Company is required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals to the extent allowed by the Court.  These costs are reflected in reorganization expense in the 2004 and 2003 consolidated statements of operations.

               On October 8, 2003, the Company signed an agreement with Koch Nitrogen Company ("Koch") to sell the Company's interests in Point Lisas Nitrogen Limited ("Point Lisas Nitrogen") for an estimated cash amount of $92,000,000, plus certain assumed liabilities (the "Koch Stalking Horse Agreement").  Subsequently, and in conjunction with the Supplemental DIP Order, the Company withdrew its motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of a break-up fee to Koch of approximately $3,800,000 (the "Koch Break-Up Fee").  This fee is reflected in reorganization expense in the 2004 consolidated statement of operations.

               On November 26, 2003, the Company's subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered into a stalking horse agreement to sell substantially all of their assets to subsidiaries of Intrepid Mining LLC (the "Intrepid Stalking Horse Agreement").  On March 2, 2004, these assets were sold.  As of June 30, 2004, the Company had received approximately $27,900,000 related to the sale and had a receivable of approximately $500,000 recorded on its books for the remainder of the purchase price attributable to a purchase price holdback held in escrow for contingent indemnification obligations.

               On April 16, 2004, the Debtors filed with the Court a joint plan of reorganization and disclosure statement (the "Original Plan").  The principal objective of the Original Plan was to restructure the Debtors' obligations to creditors in a manner that would permit the Company to continue as a viable business organization.  There were objections to the Original Plan.  Based on these objections, other alternatives were analyzed.

NOTE 1 - BANKRUPTCY PROCEEDINGS (Continued)

               On June 25, 2004, the Court entered an Interim Order permitting the new $182,500,000 credit facility provided by the New York-based lenders Citigroup Global Markets, Inc., an affiliate of Citigroup, Perry Principals Investments, LLC, an affiliate of Perry Capital and Varde Investment Partners, L.P., an affiliate of Varde Partners, Inc. (the "Replacement DIP").  The parties entered into the Replacement DIP on July 1, 2004, and the Court entered a Final Order approving the Replacement DIP on July 15, 2004.  The Replacement DIP, which includes a $22,500,000 revolving credit facility provided solely by an affiliate of Citigroup, replaced all of the Company's pre-petition and post-petition secured debt, a portion of which matured on June 30, 2004.  The maturity of the Replacement DIP is the earlier of the Company's exit from bankruptcy or December 31, 2004, and the Company has the option to extend the maturity through June 30, 2005, under certain conditions.

               On August 9, 2004, the Company and Terra Industries Inc. ("Terra") announced a definitive agreement under which Terra will acquire the Company for an estimated total value of approximately $268,000,000 as of the announcement date.  The transaction consideration included cash and assumed debt of $161,000,000 and stock of $107,000,000, and the final value will depend on Terra's share price at closing and closing adjustments.  Both companies' boards of directors have unanimously approved the transaction.  The Creditors' Committee, the Company's largest unsecured creditors and the Replacement DIP Lenders also support the transaction.

               On September 2, 2004, the Company filed an amended joint plan of reorganization with the Court that replaced the Original Plan (the "Amended Plan").  The primary purpose of the Amended Plan is to facilitate the acquisition of the Company by Terra.  If the Terra transaction is not consummated, the Amended Plan provides that the Company will emerge from bankruptcy on a stand-alone basis.  In either instance, the Amended Plan obligates the Company to dispose of Mississippi Phosphates either through a sale of stock or assets, or if such sale is not consummated, by a distribution of the stock or assets of such business to the unsecured creditors of Mississippi Phosphates.

               Under the Amended Plan, Terra will acquire the Company.  Perry Principals Investments LLC, an affiliate of Perry Capital Management Inc., and Citigroup Global Markets, Inc., an affiliate of Citigroup, have entered into a commitment to extend the term of the term loan portion of the Replacement DIP beyond Mississippi Chemical's emergence from bankruptcy until four years from the closing of the Terra transaction.  Terra and the Company will use existing cash on hand to reduce the principal amount of this term loan to $125 million from $160 million and satisfy all other cash payments to creditors required by the Amended Plan.  In addition, Terra would issue to certain of the Company's unsecured creditors 14.75 million shares of Terra common stock and an amount of preferred stock, subject to certain post-closing adjustments as specified in the definitive agreement.  Assuming the Closing Share Price (as defined in the definitive agreement) is equal to $6.14 (Terra's closing share price on Friday, August 6, 2004, the last trading day prior to the announcement of the agreement), the Company's unsecured creditors would receive Terra common stock with a value of $90.6 million plus the preferred stock.  The preferred stock to be issued to unsecured creditors will initially be set with a liquidation preference of $32.2 million.  The projected working capital and other closing adjustments are currently anticipated to total a negative $17.4 million.  Under this projected scenario, Terra will issue preferred stock with a liquidation preference of $14.8 million and, within ten months of closing, Terra will have the option, but not the obligation, to redeem the preferred stock for 2.4 million to 3.4 million shares of Terra common stock to be determined based upon Terra's stock price at closing.  Based upon a Closing Share Price of $6.14 per share, Terra would have the right to redeem the preferred stock for 2.4 million Terra common shares.  The final amount of the working capital and other post-closing adjustments will depend on various factors including, but not limited to: business performance, commodity prices and the terms of final separation of Mississippi Phosphates.  The agreement also provides that Terra will issue 250,000 additional shares of Terra common stock for distribution to the Company's shareholders.

               Under the Amended Plan, the Company expects that substantially all unsecured creditors with allowed claims of $5,000 or less from the nitrogen business will be paid in cash, in full.  Substantially all other unsecured creditors with allowed claims from the nitrogen business will be paid either cash equal to a specified percentage of their allowed claim or a pro-rata share of the pool of Terra common and preferred stock.  The Terra transaction and Amended Plan are subject to Court approval, successful completion of the restructuring of the Company's nitrogen and phosphate businesses, as well as customary regulatory approvals.  The Terra transaction is also subject to Terra's ability to obtain the consent of Terra's current working capital lenders.

NOTE 1 - BANKRUPTCY PROCEEDINGS (Continued)

               Although the Terra transaction is the primary basis of the Amended Plan, the Amended Plan will also provide that if the Terra transaction is not consummated, then the Company would emerge from bankruptcy on a stand-alone basis.  The Company's emergence financing will be provided by an existing commitment from Citigroup and Perry Capital.  The existence of this alternate plan facilitates the Company's exit from bankruptcy as expeditiously as possible.  Under the stand-alone alternative, the Replacement DIP would be fully retired, the same cash distributions would be made to holders of allowed unsecured claims as in the Terra transaction, the Company's other unsecured creditors would receive substantially all of the common shares of the reorganized company, and the Company's current shareholders would receive warrants to acquire common shares in the reorganized company.

               The ability of the Company to continue as a going concern is dependent upon, but not limited to, the confirmation of a plan of reorganization, continued access to adequate sources of capital, continued compliance with  debt covenants under the Replacement DIP, the ability to sustain cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees.  No assurance can be given that the Company will be successful in reorganizing its affairs through the Case.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and implemented, the accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

               As a result of the May 15, 2003 filing of petitions under Chapter 11 of the Bankruptcy Code, the Company's consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and U. S. generally accepted accounting principles applicable to a going concern which, unless otherwise noted, assumes the realization of assets and the payment of liabilities in the ordinary course of business.

               Given the uncertainties inherent in Chapter 11 bankruptcy proceedings, language expressing substantial doubt about the ability of the Company to continue as a going concern appears in the report of independent registered public accounting firm covering these consolidated financial statements.  The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

               The Company currently produces and supplies a nitrogen product line of chemicals, which are used primarily as fertilizers and for a broad range of industrial applications.  The Company's principal nitrogen products include ammonia, fertilizer-grade ammonium nitrate, urea/ammonium nitrate ("UAN") solutions and nitric acid.  The Company currently produces nitrogen products at its production facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana, and produces ammonia at its 50-50 joint venture in The Republic of Trinidad and Tobago.  The Company distributes its nitrogen products to agricultural and industrial users primarily in the southern region of the United States.

Cash and Cash Equivalents

               The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

               Inventories are stated at the lower of cost or market.  Cost has been determined under a moving average cost method.

Investments in Affiliates

               The Company's investments in affiliates primarily consist of an investment in a 50-50 ammonia production joint venture, Point Lisas Nitrogen, with Koch Nitrogen Company (Note 4).  The Company has a separate 50-50 joint venture with Koch Nitrogen Company that is responsible for the transportation of the ammonia produced at Point Lisas Nitrogen.  In addition, the Company also has a 50% interest in an ammonia storage terminal in Pasadena, Texas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

               Property, plant and equipment are stated at cost, less accumulated depreciation, depletion and amortization.  Expenditures for major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.  Upon the sale or retirement of properties, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in income.  Depreciation of the Company's land improvements is based on the units-of-production method.  The Company used primarily the declining-balance method of depreciation for assets purchased through June 30, 1995.  Effective July 1, 1995, the Company changed its method of depreciating newly acquired long-lived assets from the declining-balance method to the straight-line method.  Depletion of mineral properties was provided using the units-of-production method over the estimated life of the reserves.  The Company's mineral properties were sold in connection with the sale of its Potash Assets in March 2004 (see Note 21).  Depreciation of property, plant and equipment is provided over the estimated useful lives of the related assets as follows:

                                                Buildings                                                          7-45 years
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

Impairment of Long-Lived Assets

               In 2004 and 2003, as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company used the undiscounted cash flow approach to assess the recoverability of long-lived assets related to its operations.  This evaluation is made whenever events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable.  Estimated cash flows are determined by disaggregating the Company's business segments to the lowest organizational level for which meaningful and identifiable cash flows can be determined.  An asset is considered impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value.  In those instances, the amount impaired is recorded as a component of the Company's results of operations (Note 6).  Impairment charges occurring after May 15, 2003, are reflected in reorganization expense, except for those charges relating to assets of discontinued operations.

               In 2002, as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company used the undiscounted cash flow approach to assess the recoverability of long-lived assets related to its operations.  This evaluation was made whenever events or changes in circumstances indicated the carrying amount of long-lived assets may not be recoverable.  Estimated cash flows were determined by disaggregating the Company's business segments to the lowest organizational level for which meaningful identifiable cash flows could be determined.  An asset was considered impaired if the sum of the expected undiscounted future cash flows was less than the carrying amount of the asset.  The impairment of an asset was measured by the amount the carrying value of the asset exceeded its fair value.  In those instances, the amount impaired was recorded as a component of the Company's results of operations.

Asset Retirement Obligations.

               The Company recognizes its obligations to retire certain tangible long-lived assets in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations."  The amounts recorded are a component of operating expenses in the Company's consolidated statements of operations (Note 8).

Revenue Recognition

               Revenue is recognized by the Company upon the transfer of title to the customer, which is at the time product is shipped.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Hedging Activities

               The Company enters into derivative transactions to protect future production costs against price fluctuations of natural gas, which is the primary raw material in nitrogen production.  These derivative transactions may consist of futures contracts, options, swaps, or similar derivative financial instruments related to the price of natural gas.  Gains and losses on the derivative transactions that are designated and effective as hedges are deferred and, at the time the related inventory is sold, are recognized as an increase or decrease in the purchase cost of the related natural gas.  The Company accounts for its hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."  The fair value of these instruments is recorded on the consolidated balance sheets as an asset or liability as applicable, with a corresponding amount, net of tax, reflected as a component of shareholders' (deficit) equity under the heading "Accumulated Other Comprehensive Loss."  At certain times, the Company determines that operating its nitrogen production facilities is not economically beneficial because of the unfavorable relationship between nitrogen product prices and the price of natural gas.  When this occurs, the quantity of natural gas the Company purchases may be less than the quantity hedged, and therefore, the Company undesignates the difference and recognizes the ineffective portion immediately in its consolidated statement of operations.  Due to certain matters relating to the Case, the Company was unable to hedge natural gas from May 16, 2003 through September 28, 2003.  Under a Final Order entered on October 20, 2003, the Company obtained authority to hedge 150 natural gas contracts per month on a rolling two-month basis.  Under a Final Order entered on January 22, 2004, we were permitted to hedge 450 natural gas contracts per month on a rolling two-month basis.  Under a Final Order dated August 19, 2004, approving hedging activities, the Company is permitted to hedge up to 325 natural gas contracts per month for the first and second months of a four-month revolving period and up to an additional 150 natural gas contracts per month for the third and fourth months of said period.

Fair Value of Financial Instruments

               SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated statements of financial position, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the value of a financial instrument.  The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value of these financial instruments at June 30, 2004 and 2003 due to their short-term nature.  The carrying amount of the Company's revolving credit facilities carried variable interest rates and, therefore, the carrying amounts approximate fair value.  The estimated fair value of the Company's Senior Notes and Industrial Revenue Bonds is determined using applicable trading price information and effective yield information on similar debt instruments as quoted by independent sources (see Note 7).

Income Taxes

               Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for those deferred tax assets for which the Company has determined it is more likely than not that these assets may not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Bankruptcy Proceedings

               As a result of filing petitions under Chapter 11 of the Bankruptcy Code, the Company's consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."  SOP 90-7 does not change the application of U. S. generally accepted accounting principles in the preparation of financial statements.  However, it does require that the financial statements for the periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheets, and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the Company be reported separately as reorganization expense in the consolidated statements of operations.  As a result of the reorganization proceedings under Chapter 11, the Company may be required to take actions which may cause assets to be realized or liabilities to be liquidated, for amounts other than those reflected in the consolidated financial statements.

Use of Estimates

               The preparation of the Company's financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

               In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investors do not have a majority voting interest and/or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support from other parties.  The Company adopted and applied the provisions of this Interpretation during fiscal 2004 without a material effect on its consolidated financial statements.  The FASB revised the Interpretation to address certain technical corrections and to clarify many of the implementation issues.  The Company has evaluated the provisions of the revised Interpretation and concluded that its adoption did not have a material effect on the consolidated financial statements.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging."  This amendment clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financial component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45.  These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  The Company adopted this statement on July 1, 2003, with no material impact to its consolidated financial statements.

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that any financial instrument that is within the scope of this statement be classified as a liability.  The Company adopted the provisions of this statement on July 1, 2003, with no material impact to its consolidated financial statements.

NOTE 3 - INVENTORIES

               Inventories consisted of the following:

	June 30
	2004	2003
	(Dollars in thousands)

Finished products	$10,664	$29,121
Raw materials and supplies	115	6,415
Replacement parts	20,718	30,750

	$31,497	$66,286

NOTE 4 - INVESTMENT IN POINT LISAS NITROGEN LIMITED

               The Company's 50-50 joint venture, Point Lisas Nitrogen, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago.  The plant was placed in service in late July 1998.  The Company has a contractual obligation to purchase one-half of the ammonia, approximately 358,000 short tons per year, produced by Point Lisas Nitrogen.  The Company uses its portion of the production from the joint venture as a raw material for upgrading into finished fertilizer products at its facilities and for sales into domestic markets.  The Company is accounting for its investment in Point Lisas Nitrogen using the equity method.  These equity in earnings are reflected in the Company's consolidated statements of operations as a reduction in cost of products sold.  At June 30, 2004, the Company's investment in Point Lisas Nitrogen was $125,781,000 and included $5,080,000 of capitalized interest.  At June 30, 2003, the Company's investment in Point Lisas Nitrogen was $104,355,000 and included $5,441,000 of capitalized interest. Capitalized interest is being amortized over a 20-year period and represents a basis difference in the Company's investment reflected in its consolidated financial statements and its 50% equity reflected in Point Lisas Nitrogen's financial statements.

               Point Lisas Nitrogen's loan with Export-Import Bank of the United States ("Ex-Im Bank") is a non-recourse loan and is not guaranteed by the joint venture partners.  In the event of default, Ex-Im Bank may demand immediate payment of all or any portion of the principal amount of its loan with Point Lisas Nitrogen.  On May 31, 2002, the Company's former joint venturer at Point Lisas Nitrogen, Farmland Industries, Inc. ("FII"), filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri.  This filing and FII's default under its offtake agreement with Point Lisas Nitrogen were events of default under Point Lisas Nitrogen's loan agreement with Ex-Im Bank.  Accordingly, Ex-Im Bank could have demanded immediate payment of all or any portion of the principal amount of its loan with Point Lisas Nitrogen.  Because of this default, at June 30, 2002, the total loan obligation to Ex-Im Bank was reclassified as a current liability on Point Lisas Nitrogen's balance sheet.  FII continued to purchase and pay for ammonia shipped under the offtake agreement after its bankruptcy filing.  In May 2003, FII cured its default under its offtake agreement with Point Lisas Nitrogen in the amount of approximately $5,000,000 and sold its interest in Point Lisas Nitrogen to Koch.

               As a result of the Company's filing bankruptcy, it was in default under its ammonia offtake agreement with Point Lisas Nitrogen.  The bankruptcy filing also resulted in a default on Point Lisas Nitrogen's loan with Ex-Im Bank, and as a result, the total loan obligation to Ex-Im Bank continues to be classified as a current liability on Point Lisas Nitrogen's balance sheet.  At June 30, 2003, the Company was in arrears to Point Lisas Nitrogen under the ammonia offtake agreement in the amount of $2,622,000.  As a consequence, the Company paid market prices for ammonia from the Petition Date through September 30, 2003.  As a result of the subsequent payment  of the cure amount under the offtake agreement, and satisfaction of other conditions, Koch and Ex-Im Bank agreed to permit the Company to recover amounts paid in previous years, approximately $6,400,000, that were in excess of prevailing market prices on purchases after October 1, 2003, which amounts have been recovered, and are reflected in the Company's consolidated statements of operations as a reduction in cost of products sold.  As of the date of this filing, Ex-Im Bank has not demanded immediate payment of the debt.  Point Lisas Nitrogen is continuing to repay the loan obligation with Ex-Im Bank and made a $64,100,000 prepayment on August 31, 2004.  As a result of this payment, and cash currently on hand, Point Lisas Nitrogen expects the Ex-Im obligation to be paid off by August 31, 2005.

               On October 8, 2003, the Company signed the Koch Stalking Horse Agreement (see Note 1) with Koch to sell its interests in Point Lisas Nitrogen.  Subsequently, and in conjunction with the Supplemental DIP Order, the Company withdrew its motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of the Koch Break-Up Fee of approximately $3,800,000.  This payment is reflected in reorganization expense in the 2004 statement of operations.

NOTE 4 - INVESTMENT IN POINT LISAS NITROGEN LIMITED (Continued)

               Point Lisas Nitrogen's financial position as of June 30, 2004 and 2003, and its results of operations for the fiscal years ended June 30, 2004, 2003 and 2002, are summarized below:

               Summarized Balance Sheet Information:

	June 30
	2004	2003
	(Dollars in thousands)
Assets
Restricted cash	$ 82,844	$ 50,398
Other current assets	22,027	18,241
Non-current assets	243,026	259,118

Total assets	$347,897	$327,757

Liabilities and Stockholders' Equity
Long-term debt due within one year	$ 93,473	$120,078
Other current liabilities	13,022	9,852
Stockholders' equity	241,402	197,827

Total liabilities and stockholders' equity	$347,897	$327,757

               Summarized Statement of Operations Information:

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands)

Revenues	$127,312	$ 74,451	$ 77,941
Operating income	48,527	15,740	29,964
Net income	43,575	11,202	23,972

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment consisted of the following:

	June 30
	2004	2003
	(Dollars in thousands)

Mineral properties	$ -	$ 42,712
Land and land improvements	3,576	27,226
Buildings	22,975	47,549
Machinery and equipment	352,699	574,850
Construction in progress	526	3,582
	379,776	695,919
Less accumulated depreciation, depletion and amortization	(260,750)	(406,557)

	$ 119,026	$ 289,362

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS

               Ammonia Assets.  In February 2003, the Company announced closure plans for one of its ammonia plants located in Donaldsonville, Louisiana.  This closure was the result of unfavorable natural gas prices and market conditions.  The Company decided to idle this ammonia plant indefinitely because it was not expected to contribute to future operations.  The long-lived assets associated with this ammonia plant had a book value of approximately $70,300,000.  The Company tested this asset for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and recorded a pre-tax impairment charge totaling $62,912,000 during fiscal 2003.  This amount has been reflected in the 2003 consolidated statement of operations as impairment of long-lived assets.

               Due to customer demand and improved market conditions in December 2003, the Company restarted an ammonia plant previously idled and produced through the first week in April 2004.  On March 25, 2004, the Company announced the permanent closure of one ammonia plant and its intent to indefinitely idle a second ammonia plant.  Both ammonia plants are located at the Company's facility in Donaldsonville, Louisiana.  Negative operating performance caused by persistently high natural gas prices was the major contributing factor for the decision.  The Company tested these assets for impairment as required by SFAS No. 144 and recorded a pre-tax impairment charge of approximately $21,191,000 during fiscal 2004. This impairment charge is reflected as a component of reorganization expense in the 2004 consolidated statement of operations.

               Melamine/Urea Assets.  In December 2002, the Company announced plans to close its urea facility located in Donaldsonville, Louisiana.  This closure was also the result of unfavorable natural gas prices and market conditions.  The Company evaluated the utility of these long-lived assets and initially concluded that the prilling section of the urea plant was not expected to contribute to ongoing operations and production would cease.  The Company tested the assets associated with the urea prilling section for impairment in accordance with SFAS No. 144 and recorded a pre-tax impairment charge totaling $12,206,000 at December 31, 2002.  This amount has been included in loss from discontinued operations in the 2003 consolidated statement of operations.

               On March 25, 2004, the Company announced the permanent closure of its melamine and urea operations at its Donaldsonville, Louisiana, facility because the Company decided to exit this business operation completely.  Acting on authority granted by the Company's board of directors, the Company has committed to a plan of disposal and has formally initiated efforts to locate a buyer for these assets.  In accordance with SFAS No. 144, these assets have been reflected as discontinued operations at June 30, 2004, and prior reporting periods have also been reclassified.  The Company recorded a pre-tax impairment charge for the melamine/urea assets totaling $9,255,000 for the year ended June 30, 2004.  The Company ceased production at this facility during the first week in April 2004.

               Potash Assets.  During the Company's first quarter of fiscal 2004, the board of directors authorized the Company's management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets").  Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale, and all related depreciation expense ceased.  As required by SFAS No. 144, the Company tested the Potash Assets for impairment at September 30, 2003.  This test resulted in a pre-tax impairment charge of approximately $34,022,000, which is reflected as a component of discontinued operations in the 2004 consolidated statement of operations.  On March 2, 2004, these assets were sold for approximately $28.4 million.

               Phosphate Assets.  On June 24, 2004, the Company's board of directors authorized management's commitment to a plan to dispose of the Company's wholly-owned subsidiary, Mississippi Phosphates Corporation, as part of its plan to emerge from bankruptcy.  This subsidiary will either be sold to a third party or transferred to the unsecured creditors of Mississippi Phosphates Corporation pursuant to the Amended Plan.  The long-lived assets associated with this plant had a book value of approximately $51,000,000.  Accordingly, as required by SFAS No. 144, the Company evaluated the carrying amount of the Phosphate Assets for recoverability.  This evaluation resulted in a pre-tax impairment charge of $39,000,000, which is reflected as a component of discontinued operations in the 2004 consolidated statement of operations.

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

               Impairment of long-lived assets summary:

	Years Ended June 30
	2004	2003	2002
Consolidated Statements of Operations Classification	(Dollars in thousands)

Impairment of long-lived assets
Ammonia assets	$ -	$ 62,912	$ -

Reorganization expense
Ammonia assets	21,191	-	-

Loss from discontinued operations
Melamine/Urea assets	9,255	12,206	-
Potash assets	34,022	-	-
Phosphate assets	39,000	-	-
	82,277	12,206	-

Total impairment charges	$103,468	$ 75,118	$ -

Significant judgments and estimates are required in performing impairment tests in accordance with SFAS No. 144.

NOTE 7 - CREDIT AGREEMENTS AND LONG-TERM DEBT

               The DIP Credit Facility

               On May 16, 2003, the Court entered an Interim Order approving the Company's request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "Original DIP Lenders") to provide up to $37,500,000 in financing (the "Interim Credit Facility").  On August 13, 2003, the Court denied the Company's request for a Final Order with regard to the Interim Credit Facility, but granted it authority to use its cash collateral (i.e., cash and proceeds of inventories and receivables) for ordinary course operations through October 3, 2003.  On October 2, 2003, the Court entered a Final Order that approved certain amendments to the Interim Credit Facility to permit borrowings up to $32,500,000 (the "DIP Credit Facility").  This Facility was reduced to $22,500,000 as a result of the sale of the Company's Potash Assets in March 2004.  The DIP Credit Facility was a revolving credit facility that expired on June 30, 2004.    Mississippi Chemical Corporation was the borrower under the DIP Credit Facility and its subsidiaries who are Debtors, and Mississippi Chemical Holdings, Inc. ("MCHI"), were guarantors.  Pursuant to a Final Order entered on December 19, 2003, the Investors (as defined below in the notes under the heading "Supplemental Debtor-in-Possession Term Loan") concluded a tender offer to the Original DIP Lenders on January 23, 2004.  The terms of the Pre-Petition Harris Facility and the Supplemental DIP were essentially unchanged by the tender offer.

               Maximum Borrowings.  The DIP Credit Facility provided for maximum borrowings (the "DIP Commitment"), at any time, up to the lesser of (a) $22,500,000, or (b) a borrowing base equal to the sum of (i) 85% of the eligible accounts receivable plus (ii) 65% of eligible inventory, minus (iii) a scheduled excess collateral availability requirement, minus (iv) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventories in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (v) an amount equal to six months' rent for all leased facilities where inventories are kept for which the landlord has not executed and delivered to the lenders a landlord's waiver.  The DIP Commitment was subject to certain mandatory reductions described below.  At June 30, 2004, the Company had no borrowings outstanding.

               Rates and Fees.  The loans under the DIP Credit Facility bore interest at rates equal to the prime commercial rate from time to time in effect plus 4%.  Upon entry of the Interim Order, the Company paid a facility fee of $375,000 to the Original DIP Lenders and an administrative fee of $75,000 (of this amount, $60,000 was refunded to the Company subsequent to June 30, 2003) to Harris Trust and Savings Bank, as "DIP Agent."  Upon entry of the Final Order, the Company paid an additional facility fee of $375,000 to the DIP Lenders and an additional administrative fee of $75,000 to the DIP Agent.  The DIP Credit Facility also had a commitment fee equal to 0.5% per annum of the average daily unused amount of the DIP Commitment.

NOTE 7 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

               Collateral Security and Guarantees.  Pursuant to the Final Order for the DIP Credit Facility, the DIP Credit Lenders were granted superpriority claim status in the Case that is collateralized by first liens on substantially all of the Company's assets and the assets of the other subsidiaries included in the Case (including all of the proceeds of inventories and accounts receivable and cash collateral).  Our use of proceeds of inventories and accounts receivable and all cash collateral generated in the ordinary course of business was limited to the payment of certain expenses and application to the DIP Credit Facility prior to its termination and, following such termination, to the Pre-Petition Harris Facility.  All of the Company's subsidiaries that are included in the Case guaranteed the DIP Credit Facility (the "DIP Guarantors").  As adequate protection for the use of pre-petition cash collateral, the lenders under the Pre-Petition Harris Facility were granted a replacement lien on substantially all of the Company's assets and the assets of the DIP Guarantors, subject only to the lien of the Original DIP Lenders and certain liens permitted under the DIP Credit Facility.

               Covenants.  The DIP Credit Facility (a) restricted the Company's ability to incur debt, (b) prior to the sale of the Company's Potash Assets, required the Company to generate certain minimum levels of EBITDA as defined in the agreement, (c) limited our expenditures to the types set forth in a budget, subject to permitted deviations, (d) provided for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events such as asset dispositions outside the ordinary course of business, (e) permitted the voluntary prepayment of loans under the DIP Credit Facility without penalty, (f) required that the obligations under the Pre-Petition Harris Facility be reduced according to a schedule, and (g) contained representations, warranties, other affirmative and negative covenants, and events of default that were customary for debtor-in-possession revolving credit facilities.  As of June 30, 2004, the Company was in compliance with all covenants under the DIP Credit Facility.

               Asset Dispositions.  The DIP Credit Facility required the Company to market and dispose of specified assets.  The financing order entered by the Court on December 19, 2003, found that the transactions contemplated by the Supplemental DIP (as defined below under the heading "Supplemental Debtor-In-Possession Term Loan") satisfied our disposition requirement with respect to our interests in Point Lisas Nitrogen.  The financing order entered by the Court on February 12, 2004, found that the Intrepid Stalking Horse Agreement satisfied our disposition requirement with respect to our potash assets.  Other than any disposition of our interest in Point Lisas Nitrogen, all net cash proceeds of asset dispositions outside the ordinary course in excess of $1,000,000 were applied to the Pre-Petition Harris Facility and the DIP Credit Facility on an equal basis, provided that if the obligations under the DIP Credit Facility were otherwise satisfied as described in the DIP Credit Facility, the balance of any such proceeds would be applied to the Pre-Petition Harris Facility.  In the event of a disposition of the Company's interest in Point Lisas Nitrogen, all net cash proceeds were to  be applied first to the Pre-Petition Harris Facility and then to the DIP Credit Facility.

               Supplemental Debtor-In-Possession Term Loan

               On December 19, 2003, the Court entered a Final Order approving the Company entering into the Supplemental Post-Petition Credit Agreement, dated as of December 15, 2003, with certain funds or affiliates managed or advised by Delaware Street Capital, L.P. and DDJ Capital Management LLC (together with their participants and assigns, the "Investors"), pursuant to which the Investors made a $96,700,000 term loan to the Company on December 30, 2003 (the "Supplemental DIP").  The proceeds of the Supplemental DIP were used to reduce the principal amount of the Pre-Petition Harris Facility by $90,000,000 and to pay certain transaction-related fees and expenses of $6,700,000.  The Supplemental DIP was to mature on the earlier of (a) October 31, 2004, (b) the effective date of a plan of reorganization in the Company's Case, (c) the conversion of the Company's Case to a Chapter 7 case, or (d) the dismissal or appointment of a trustee in any of the Company's Chapter 11 cases.  At June 30, 2004, the Company had borrowings outstanding under the Supplemental DIP in the amount of $100,723,000, which included $4,023,000 of accrued payment-in-kind interest.  Amounts due under the Supplemental DIP were repaid on July 1, 2004, with funding provided by the Replacement DIP discussed below.

               In addition, the Investors agreed to tender for the approximately $68,400,000 remaining secured debt under the Pre-Petition Harris Facility and the obligations under the DIP Credit Facility, at par plus accrued interest (excluding default interest).  The tender was conditioned upon acceptance by at least 51 percent in number of the lenders representing not less than 66-2/3 percent of the outstanding principal amount under these facilities.  More than 51 percent in number of the Pre-Petition Lenders and the Original DIP Lenders tendered, respectively, 93 percent and 85 percent of the Pre-Petition Harris Facility and the Harris DIP.  The tender closed on January 23, 2004.  As a result, the Investors held substantially all of our secured debt at such time.

               As a result of the Supplemental DIP Loan, the Company withdrew its motion to sell under the Koch Stalking Horse Agreement, and the Court entered a Final Order terminating such sale process.  Accordingly, the Company paid the Koch Break-Up Fee (see Note 1) from the proceeds of the Supplemental DIP Loan.

NOTE 7 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

               On July 1, 2004, the Company entered into the Replacement DIP to refinance all of the Company's pre-petition and post-petition credit facilities.

               Rates and Fees.  The Supplemental DIP loan bore cash interest, payable monthly, at rates equal to the prime commercial rate from time to time in effect plus 4% and accrues additional payment-in-kind interest monthly at the rate of 8% per annum for the first six months and 9% per annum thereafter.  In connection with the signing and closing of the Supplemental DIP loan, the Company paid aggregate commitment fees of approximately $3,677,000 to the Investors.  The Investors were also entitled to a Cash Out Commitment Fee of approximately $1,400,000 upon the termination of the Supplemental DIP loan.  In addition, the Investors were entitled to a Lost Opportunity Commitment Fee of approximately $2,900,000 payable on termination of the Supplemental DIP loan if a plan of reorganization was not approved by the Investors.  Both the Cash Out Commitment Fee and the Lost Opportunity Commitment Fee were accrued at June 30, 2004, and were paid on July 1, 2004.

               Guarantees and Collateral Security.  The Supplemental DIP loan was guaranteed by (a) all of the Company's direct and indirect wholly owned domestic subsidiaries (the "Domestic Subsidiaries," and together with the Company, the "Supplemental Loan Parties") and (b) MCHI.  MCHI is the indirect holder of the Company's fifty percent equity interest in Point Lisas Nitrogen.

               The Supplemental DIP Loan was secured by (a) liens and security interests in substantially all of the assets of the Supplemental Loan Parties and (b) a pledge of all stock and other equity interests owned by each of the Supplemental Loan Parties (provided that such pledge does not include the stock of MCHI, the membership interests in FMCL Limited Liability Company, a 50%-owned Delaware limited liability company that ships product from Point Lisas Nitrogen, or the partnership interests in Houston Ammonia Terminal, L.P., a 50%-owned Delaware limited partnership).  The Investors' security interests in the assets of the Supplemental Loan Parties are subordinate to the DIP Credit Facility and the Pre-Petition Harris Facility.

               Covenants.  The Supplemental DIP Loan has covenants substantially the same as the DIP Credit Facility including (a) restrictions on the Company's ability to incur debt, (b) required the Company to generate the same minimum levels of EBITDA required by the DIP Credit Facility, (c) limits on the Company's expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits on the amount of capital expenditures to the same amounts permitted by the DIP Credit Facility, (e) mandatory prepayments from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business), and (f) other affirmative and negative covenants typical for this type of loan.  As of June 30, 2004, the Company was in compliance with all covenants under the Supplemental DIP Loan.

               Pre-Petition Harris Facility

               As of the Petition Date, the Company had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158,400,000.  The Pre-Petition Harris Facility bore interest at rates related to the Prime Rate.  As of June 30, 2004, the Company's weighted average interest rate was 9.2% (which includes the default rate) and the Company had borrowings outstanding in the amount of $50,810,000.  The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, the Company was no longer permitted to borrow under this facility.  As adequate protection for the use of the Pre-Petition Lenders' cash collateral, the Company was required to pay interest on the Pre-Petition Harris Facility.  Interest was paid monthly in arrears at the non-default rate (Prime Rate + 5% on the first $105 million until this debt was reduced to $52.5 million, at which point such rate was Prime Rate + 3%).  An additional 2% of default rate interest accrues until payoff of the Pre-Petition Harris Facility.  Since the Pre-Petition Harris Facility was a secured facility, it has not been classified as a liability subject to compromise on the Company's consolidated balance sheets.  On July 1, 2004, this facility was paid in its entirety.

NOTE 7 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

               Replacement Debtor-In-Possession Credit Facility

               On June 25, 2004, the Court entered an Interim Order approving the Company's request, on an interim basis, for the Replacement DIP with the Replacement DIP Lenders to provide up to $182,500,000 in financing.  The Replacement DIP consists of a $160,000,000 term loan (the "Term Loan") and up to $22,500,000 in revolving credit loans (the "Revolving Loans" and collectively with the Term Loan, the "Replacement Loans").  The Replacement Loans were funded on July 1, 2004.  On July 15, 2004, the Court entered a Final Order that approved the Replacement DIP.    The Replacement DIP terminates upon the earlier to occur of (a) December 31, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the lenders terminate the Replacement DIP in connection with an event of default thereunder.  The Company can extend the maturity to June 30, 2005, under certain conditions.  Mississippi Chemical Corporation is the borrower under the Replacement DIP and its subsidiaries who are Debtors are guarantors.  MCHI is not a guarantor, but is obligated to provide a guaranty of the Replacement DIP in the event that the contractual restrictions prohibiting such  grant are waived or released.

               Maximum Borrowings.  The Revolving Loans provide for maximum borrowings (the "Revolver Commitment"), at any time, up to the lesser of (a) $22,500,000, or (b) a borrowing base equal to the sum of (i) 85% of eligible accounts receivable plus (ii) 65% of eligible inventories, minus (iii) an amount equal to twice the amount of all the then accrued and unpaid charges owed to warehousemen and other third parties having inventories in their possession that have not executed and delivered to the lenders a warehouseman's waiver, minus (iv) an amount equal to six months' rent for all leased facilities where inventory is kept for which the landlord has not executed and delivered to the lenders a landlord's waiver.  No further borrowings are permitted on the Term Loan.

               Rates and Fees.  The loans under the Replacement DIP bear cash interest, payable monthly, at rates equal to the Citibank Base Rate from time to time in effect plus 3.75% and accrue additional payment-in-kind interest monthly at the rate of 5.15% per annum.  On July 1, 2004, the Company paid the Replacement DIP Lenders a closing fee of $3,650,000 (2%) and a semi-annual agency fee of $75,000.  The Replacement DIP also has an unused commitment fee equal to 0.5% per annum of the average daily unused amount of the Revolving Loans.

               Collateral Security and Guarantees.  Pursuant to the Final Order for the Replacement DIP, the Replacement DIP Lenders have been granted superpriority claim status in the Case with a first lien on substantially all of the Debtors' assets (including all cash collateral and proceeds of inventories and accounts receivable).  Our use of cash collateral and proceeds of inventories and accounts receivable generated in the ordinary course of business is limited to the payment of certain expenses and application to the Replacement DIP.  All of the Company's subsidiaries which are Debtors have guaranteed the Replacement DIP (the "Replacement DIP Guarantors").

               Covenants.  The Replacement DIP (a) restricts the Company's ability to incur debt, (b) requires the Company to generate certain monthly minimum levels of EBITDA, as defined in the agreement, (c) limits the Company's expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits the amount of capital expenditures, (e) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business) as detailed below in this paragraph, (f) permits the voluntary prepayment of the Replacement DIP without penalty, and (g) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession credit facilities.  As of August 31, 2004, the Company was in compliance with all covenants under the Replacement DIP.

               The Senior Notes

               On November 25, 1997, the Company issued $200,000,000 of 7.25% Senior Notes due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission.  Semi-annual interest payments of approximately $7,250,000 are due on each May 15 and November 15.  The holders may elect to have the Senior Notes repaid on November 15, 2007.  The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with our other debt instruments.  As a result of the Company's filing bankruptcy, the Company has not made the semi-annual interest payments, and is in default under the Senior Notes.  At June 30, 2004 and 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on the Company's consolidated balance sheets (Note 9).

NOTE 7 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

               The Industrial Revenue Bonds

               In August 1997, the Company issued $14,500,000 in industrial revenue bonds, a portion of which was tax-exempt, to finance the development of a new phosphogypsum disposal facility at its Pascagoula, Mississippi, DAP manufacturing plant.  On April 1, 1998, the Company issued $14,500,000 in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997.  The 1998 IRBs issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate of interest.  The 1998 IRBs may be redeemed at the Company's option at a premium from March 1, 2008 to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date.  The 1998 IRBs are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by the Company.  The bankruptcy filing was an event of default under the 1998 IRBs.  At June 30, 2004 and 2003, the 1998 IRBs are reflected as a component of liabilities subject to compromise on the Company's consolidated balance sheets (Note 9).

               Long-term debt consisted of the following:

	June 30,
	2004	2003
	(Dollars in thousands)

Supplemental debtor-in-possession term loan (16.1% in 2004)	$100,723	$ -
Revolving credit facility (9.2% in 2004 and 9.65% in 2003)	50,810	158,423
Senior Notes, net of unamortized discount of $239 and $239 (7.25%)	199,761	199,761
Industrial revenue bonds (5.80%)	14,500	14,500
	365,794	372,684
Debt due within one year	(151,533)	(158,423)
Liabilities subject to compromise (Senior Notes and 1998 IRBs)	(214,261)	(214,261)
	$ -	$ -

               The estimated fair value of the Company's Senior Notes and 1998 IRBs at June 30, 2004, was $137,892,000.  The estimated fair value of the Company's long-term debt at June 30, 2003 was $34,345,000.  The estimated fair value for the Company's Senior Notes was computed using estimated trading price information for our Senior Notes.  The estimated fair value for the 1998 IRBs was computed using the effective yield on state and local bonds as quoted by the Federal Reserve.  The Company's revolving credit facilities carried variable interest rates and, therefore, the carrying amounts approximated fair value.

NOTE 8 - ACCRUED AND OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

               Accrued liabilities consisted of the following:

	June 30
	2004	2003
	(Dollars in thousands)

Accrued vacation	$ 1,698	$ -
Accrued interest	4,924	-
Accrued taxes	2,234	907
Accrual for asset retirement costs	-	2,800
Other	1,425	926

	$10,281	$ 4,633

               At June 30, 2004, liabilities subject to compromise included $8,010,000 in accrued interest.  At June 30, 2003, liabilities subject to compromise included $4,114,000 in accrued vacation, $8,010,000 in accrued interest, $1,593,000 in accrued taxes and $1,717,000 in other costs.

NOTE 8 - ACCRUED AND OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS (Continued)

               Other long-term liabilities and deferred credits consisted of the following:

	June 30
	2004	2003
	(Dollars in thousands)

Accrual for closure costs	$ -	$ 8,492
Deferred pension liability	24,330	26,766
Other	2,038	1,614

	$26,368	$36,872

               At June 30, 2004 and 2003, liabilities subject to compromise included $316,000 and $1,830,000, respectively, in other long-term liabilities and deferred credits.

               Effective July 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs.  As of June 30, 2004, estimated asset retirement costs of approximately $2,351,000 have been recorded as a component of liabilities of discontinued operations to close the Company's West phosphogypsum disposal facility at its Pascagoula, Mississippi, phosphate plant.  As of June 30, 2003, estimated asset retirement costs of approximately $2,043,000 were recorded as a component of other long-term liabilities, and $2,800,000 were recorded as accrued liabilities to close the Company's West phosphogypsum disposal facility.  The Company discontinued the use of the West facility during the second quarter of fiscal 2003.  The East Facility was completed in 1998 and was placed into operation during the fourth quarter of fiscal 2002.  During fiscal 2003, the Company recorded an asset and a liability for the estimated asset retirement obligation for the East Facility.  The asset recorded will be depreciated over the remaining useful lives of the assets to be retired, estimated at 22 years.  The liability will be accreted using the effective interest method and the useful life of the facility.  As of June 30, 2004, the Company had recorded approximately $4,473,000 related to this obligation and included it in liabilities of discontinued operations on the Company's 2004 consolidated balance sheet.  In addition to accruing for the closure of the East Facility, Mississippi Phosphates has developed a financial assurance mechanism with the Mississippi Department of Environmental Quality.  Quarterly payments will be made into a trust fund managed by Morgan Keegan Trust Company, FSB.  This fund will be used for closure and post-closure care of the East Facility.  The first payment was made April 1, 2004, and as of June 30, 2004, the Company had deposited $201,000 into this trust fund.  Quarterly payment amounts will be reviewed annually and adjusted for inflation.  These payments will continue until funds in the trust are adequate to cover estimated costs related to the closure of the East Facility.  As of June 30, 2003, the Company had recorded approximately $4,009,000 related to this obligation and included it in other long-term liabilities on the Company's 2003 consolidated balance sheet.

               As of June 30, 2003, estimated closure costs of approximately $2,440,000 were accrued to close the Company's potash mining facilities.  Of this amount, approximately $2,290,000 was attributable to its Eddy Potash, Inc. ("Eddy") facility that was idled in 1997.  The Company estimated that Eddy's asset retirement costs were fully accrued.  The Company's other potash facilities had estimated useful lives spanning several decades; therefore, estimates of asset retirement costs for these facilities were not material to the Company's operations.  The Company's closure plans for its potash facilities were approved by the U.S. Department of the Interior-Bureau of Land Management ("BLM").  These potash facilities were sold in March 2004.

               As required by SFAS No. 143, the Company will make periodic assessments as to the reasonableness of its asset retirement cost estimates and revise those estimates accordingly.  The respective asset and liability balance will be adjusted on the Company's consolidated balance sheet, which will correspondingly increase or decrease the amounts expensed in future periods.

               At June 30, 2004 and 2003, other long-term liabilities also include a deferred pension liability of $24,330,000 and $26,766,000, respectively, resulting from the accumulated benefit obligations exceeding pension plan assets.  This was caused by a large decrease in pension plan asset values due to lower investment returns, and the use of a lower discount rate for the accumulated benefit obligations.

NOTE 9 - LIABILITIES SUBJECT TO COMPROMISE

               As a result of the Company's Chapter 11 filing, substantially all unsecured pre-petition indebtedness of the Company is subject to compromise.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  These claims are reflected in the June 30, 2004 and 2003 consolidated balance sheets as liabilities subject to compromise.  Pre-petition claims secured by the Company's assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay.  As of June 30, 2004, pre-petition secured claims (primarily representing amounts borrowed under the Company's pre-petition revolving credit facility) were secured by substantially all of the Company's accounts receivable, inventories, and property, plant and equipment.  These secured claims, which were satisfied July 1, 2004, are reflected as long-term debt due within one year on the Company's 2004 and 2003 consolidated balance sheets.  Although pre-petition claims are generally stayed as part of the first day orders and subsequent motions granted by the Court, the Court approved the Company's motions to pay certain pre-petition obligations essential for the ongoing operation of the Company's business.  The Company has been paying and intends to continue to pay all undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

               Liabilities Subject to Compromise consisted of the following:

	June 30
	2004	2003
	(Dollars in thousands)

Senior Notes, net of unamortized discount	$199,761	$ 199,761
Industrial revenue bonds	14,500	14,500
Accounts payable - trade	4,206	10,159
Other liabilities	13,432	24,712

	$231,899	$ 249,132

               At June 30, 2003, the Company had pre-petition contingent liabilities for letters of credit of $790,000.

               Below are condensed consolidated financial statements for the Company.

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2004

	Mississippi
	Chemical Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 129,051	$ 3	$ -	$ 129,054
Investments and long-term assets	139,519	119,295	(119,258)	139,556
Property, plant and equipment, net	119,026	-	-	119,026
	$ 387,596	$ 119,298	$(119,258)	$ 387,636
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities	$ 192,521	$ 42	$ -	$ 192,563
Other long-term liabilities and deferred credits	42,159	119,256	(119,258)	42,157
Liabilities subject to compromise	231,899	-	-	231,899
Shareholders' deficit	(78,983)	-	-	(78,983)
	$ 387,596	$ 119,298	$(119,258)	$ 387,636

NOTE 9 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2003

	Mississippi
	Chemical Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 136,942	$ 1	$ (29)	$ 136,914
Investments and long-term assets	121,786	97,507	(97,479)	121,814
Property, plant and equipment, net	289,362	-	-	289,362
	$ 548,090	$ 97,508	$ (97,508)	$ 548,090
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities	$ 178,792	$ 29	$ (29)	$ 178,792
Other long-term liabilities and deferred credits	63,390	97,479	(97,479)	63,390
Liabilities subject to compromise	249,132	-	-	249,132
Shareholders' equity	56,776	-	-	56,776
	$ 548,090	$ 97,508	$(97,508)	$ 548,090

NOTE 9 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended June 30, 2004

	Mississippi
	Chemical Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Total revenues	$ 305,020	$ -	$ -	$ 305,020

Cost of products sold	249,189	(21,787)	21,773	249,175
Selling, general and administrative	21,095	13	-	21,108
Other	6,707	-	-	6,707
	276,991	(21,774)	21,773	276,990
Operating income	28,029	21,774	(21,773)	28,030

Other expense	16,688	1	-	16,689

Income from continuing operations before reorganization expense and income taxes	11,341	21,773	(21,773)	11,341

Reorganization expense	45,195	-	-	45,195

(Loss) income from continuing operations before income taxes	(33,854)	21,773	(21,773)	(33,854)

Income tax expense - continuing operations	34,477	-	-	34,477

(Loss) income from continuing operations	(68,331)	21,773	(21,773)	(68,331)

Loss from discontinued operations, net of tax	(68,663)	-	-	(68,663)

Net (loss) income	$(136,994)	$ 21,773	$ (21,773)	$(136,994)

NOTE 9 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended June 30, 2003

	Mississippi
	Chemical Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Total revenues	$ 239,941	$ -	$ -	$ 239,941

Cost of products sold	215,491	(5,601)	5,580	215,470
Selling, general and administrative	26,462	21	-	26,483
Impairment of long-lived assets	62,912	-	-	62,912
Other	12,691	-	-	12,691
	317,556	(5,580)	5,580	317,556
Operating (loss) income	(77,615)	5,580	(5,580)	(77,615)

Other expense	14,317	-	-	14,317

(Loss) income from continuing operations before reorganization expense and income taxes	(91,932)	5,580	(5,580)	(91,932)

Reorganization expense	3,456	-	-	3,456

(Loss) income from continuing operations before income taxes	(95,388)	5,580	(5,580)	(95,388)

Income tax benefit	(15,140)	-	-	(15,140)

(Loss) income from continuing operations	(80,248)	5,580	(5,580)	(80,248)

Loss from discontinued operations, net of tax	(25,605)	-	-	(25,605)

Net (loss) income	$ (105,853)	$ 5,580	$ (5,580)	$(105,853)

NOTE 9 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended June 30, 2004

	Mississippi
	Chemical Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$ (136,994)	$ 21,773	$(21,773)	$ (136,994)
Reconciliation of net (loss) income to net cash provided by operating activities:
Net change in operating assets and liabilities	19,975	11	-	19,986
Net change in other long-term assets and liabilities	(30,625)	(21,784)	21,773	(30,636)
Non-cash items, net	149,850	-	-	149,850
Net cash provided by operating activities	2,206	-	-	2,206

Net cash provided by investing activities	24,666	-	-	24,666

Net cash used in financing activities	(10,567)	-	-	(10,567)

Net increase in cash and cash equivalents	16,305		-	16,305

Cash and cash equivalents - beginning of year	6,102	-	-	6,102

Cash and cash equivalents - end of year	$ 22,407	$ -	$ - _	$ 22,407

NOTE 9 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended June 30, 2003

	Mississippi
	Chemical Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$ (105,853)	$ 5,580	$ (5,580)	$ (105,853)
Reconciliation of net (loss) income to net cash used in operating activities:
Net change in operating assets and liabilities	(9,680)	(4)	-	(9,684)
Net change in other assets and liabilities	(33,715)	(5,576)	5,580	(33,711)
Non-cash items, net	114,350	-	-	114,350
Net cash used in operating activities	(34,898)	-	-	(34,898)

Net cash used in investing activities	(9,240)	-	-	(9,240)

Net cash provided by financing activities	48,251	-	-	48,251

Net increase in cash and cash equivalents	4,113	-	-	4,113

Cash and cash equivalents - beginning of year	1,988	1	-	1,989

Cash and cash equivalents - end of year	$ 6,101	$ 1	$ - _	$ 6,102

NOTE 10 - SHAREHOLDERS' (DEFICIT) EQUITY

               At June 30, 2004, the Company had 100,000,000 authorized shares of common stock at a par value of $.01.

               Common stock issued and outstanding, net of treasury shares, consisted of the following:

Common Stock
(Shares in thousands)

Shares outstanding, June 30, 2001	26,132
Shares issued from Treasury	35
Shares outstanding, June 30, 2002	26,167
Shares issued from Treasury	45
Shares outstanding, June 30, 2003	26,212
Shares returned to Treasury	(1,962)
Shares outstanding, June 30, 2004	24,250

NOTE 10 - SHAREHOLDERS' (DEFICIT) EQUITY (Continued)

               The Company's Articles of Incorporation authorize the Board of Directors, at its discretion, to issue up to 500,000 shares of Preferred Stock, par value $.01 per share.  The stock is issuable in classes or series that may vary as to certain rights and preferences.  As of June 30, 2004, no such shares were outstanding and the Company is prohibited from issuing such shares under its secured financing arrangement with its lenders.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS

               Comprehensive loss is the total of net loss and all other non-owner changes in equity.  The components of comprehensive loss that relate to the Company are net loss, unrealized gains or losses on natural gas derivative transactions, and pension liability adjustments.  As permitted under the provisions of SFAS No. 130, "Reporting Comprehensive Income," these are presented in the Consolidated Statements of Shareholders' (Deficit) Equity.  Derivative transactions may consist of futures contracts, options, swaps, or similar derivative financial instruments related to the price of natural gas.  The changes in the components of accumulated other comprehensive loss during the years ended June 30, 2004, 2003 and 2002 are included below:

	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
	(Dollars in thousands)

Accumulated other comprehensive loss at June 30, 2001	$ (9,292)	$ 3,484	$ (5,808)
Net unrealized gain on natural gas hedging activities arising during period	2,014	(755)	1,259
Reclassification adjustment for net losses realized in net loss	15,251	(5,719)	9,532

Accumulated other comprehensive income at June 30, 2002	7,973	(2,990)	4,983
Net unrealized gain on natural gas hedging activities arising during period	9,647	(3,749)	5,898
Reclassification adjustment for net gains realized in net loss	(17,410)	6,659	(10,751)
Pension liability adjustment (Notes 8 and 22)	(18,733)	6,557	(12,176)

Accumulated other comprehensive loss at June 30, 2003	(18,523)	6,477	(12,046)
Net unrealized loss on natural gas hedging activities arising during year	(7,186)	2,521	(4,665)
Reclassification adjustment for net losses realized in net loss	5,757	(2,015)	3,742
Pension liability adjustment (Notes 8 and 22)	3,321	(1,163)	2,158

Accumulated other comprehensive loss at June 30, 2004	$(16,631)	$ 5,820	$(10,811)

NOTE 12 - STOCK OPTIONS

               The Company maintains a stock option plan for non-employee directors of the Company which has been approved by the Company's shareholders.  Prior to May 14, 2003, the Company maintained a stock incentive plan for certain officers and key employees.  On May 14, 2003, the Board of Directors voted to terminate this plan, except with respect to grants already issued.  Under both plans, options have been granted to purchase common stock of the Company at a price not less than the "fair market value" (average closing price on the New York Stock Exchange for the twenty days immediately preceding the date of grant) on the date of grant.  (The Over the Counter Bulletin Board was substituted for the New York Stock Exchange after the Company's stock was delisted from the New York Stock Exchange and began trading through the Over the Counter Bulletin Board.)  Stock options for officers and key employees were exercisable six months from the date of grant.  Stock options for non-employee directors become exercisable in installments beginning one year after the date of grant and become fully exercisable six years after the date of grant.  All options expire 10 years from the date of grant.  At June 30, 2004, exercisable options were 1,669,172, with a weighted average exercise price of $10.00.  At June 30, 2003 and 2002, exercisable options were 2,263,610 and 1,965,185, respectively.  There were 2,080,137 shares available for option plan grants at June 30, 2004.  The summary of stock option activity is shown below:

NOTE 12 - STOCK OPTIONS (Continued)

	Options	Weighted Average
	Outstanding	Exercise Price

June 30, 2001	1,598,085	$14.46
Stock options granted	464,500	$ 3.52
Stock options expired	(21,000)	$21.40

June 30, 2002	2,041,585	$11.90
Stock options granted	447,500	$ 1.33
Stock options expired	(167,275)	$10.43

June 30, 2003	2,321,810	$10.50
Stock options granted	19,000	$ 0.10
Stock options expired	(620,947)	$10.08

June 30, 2004	1,719,863	$12.65

               The following table summarizes information about stock options outstanding at June 30, 2004:

		Total Options		Exercisable Options
		Outstanding		Outstanding
	Weighted		Weighted		Weighted
	Average		Average		Average
	Remaining	Options	Exercise	Options	Exercise
Exercise Price Range	Contractual Life	Outstanding	Price	Outstanding	Price

$ 0.10 - $ 9.87	6.7 Years	1,106,800	$ 4.47	1,056,109	$ 4.55
$15.00 - $16.44	2.5	243,985	$15.79	243,985	$15.79
$18.22 - $21.00	2.6	245,968	$20.64	245,968	$20.64
$23.96	1.4	123,110	$23.96	123,110	$23.96

		1,719,863		1,669,172

               During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires companies to estimate the fair value of stock options on the date of grant.  Under SFAS No. 123, the Company is required to record the estimated fair value of stock options issued as compensation expense in its consolidated statements of operations over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying notes to its consolidated financial statements.  The determination of fair value is required only for stock options issued beginning in fiscal 1996. The Company followed the accounting methodologies as prescribed by APB Opinion No. 25 through June 30, 2002.  Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively to all new awards granted on or after July 1, 2002.

NOTE 12 - STOCK OPTIONS (Continued)

               The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:

June 30 2002
(Dollars in thousands, except per share data)

Net loss, as reported	$(121,196)
Add: Stock-based compensation expense included in reported net loss, net of tax	-
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(345)

Pro forma net loss	$(121,541)

Loss per share:
Basic - as reported	$ (4.64)
Basic - pro forma	$ (4.65)

Diluted - as reported	$ (4.64)
Diluted - pro forma	$ (4.65)

               In adopting SFAS No. 123, the Company utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

	2004	2003	2002
Expected option lives	6 years	6 years	6 years
Risk-free interest rates	4.24%	3.03%	4.52%
Expected dividend yield	-	-	-
Expected volatility	33%	33%	33%

               Based on the results of the model, the fair values of the stock options issued on the date of grant are as follows:

		Weighted Average
	Number	Grant Date
Fiscal Years	Issued	Fair Value Per Option
2004	19,000	$0.01
2003	447,500	$0.35
2002	464,500	$1.19

NOTE 13 - REORGANIZATION EXPENSE

               Costs directly related to the Company's reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in the consolidated statements of income.  Reorganization expense for the year ended June 30, 2004, was approximately $45,195,000, which consisted primarily of an impairment loss of approximately $21,191,000 related to the Company's ammonia plants located in Donaldsonville, Louisiana, professional fees, severance and employee retention expenses, and a $3,800,000 break-up fee paid to Koch for terminating the sale of our interest in Point Lisas Nitrogen.  Reorganization expense for the year ended June 30, 2003, was approximately $3,456,000 which consisted of legal and professional fees.

NOTE 14 - LOSS PER SHARE

               Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year, excluding the dilutive common share equivalents arising from stock options using the treasury stock method.

               The number of weighted average common shares outstanding, net of treasury shares, used in the Company's diluted loss per share computations for the years ended June 30, 2004, 2003 and 2002, were 24,627,000, 26,190,000 and 26,141,000, respectively.

               Common stock equivalents outstanding at June 30, 2004, 2003 and 2002 were not included in the computation of diluted loss per share as a result of the Company incurring a net loss in each of the years, which renders these equivalents antidilutive.  Weighted average common shares outstanding were lower during fiscal 2004 primarily as a result of abandonments of shares to the Company by shareholders.

NOTE 15 - SEGMENT INFORMATION

               As of June 30, 2004, the Company had one reportable segment, nitrogen.  The nitrogen segment produces ammonia, ammonium nitrate, nitrogen solutions and nitric acid and distributes these products to fertilizer dealers and distributors, and industrial users.  Prior to June 30, 2004, the Company had a phosphate segment that produced diammonium phosphate ("DAP") that was marketed to agricultural users in domestic and international markets.  International DAP sales are made through a separate export association (as described below in this Note).  Approximately 29%, 52% and 63% of the Company's DAP sales were made in international markets during fiscal 2004, 2003 and 2002, respectively.  At June 30, 2004, the Company determined that its' phosphate segment would no longer be a part of its continuing operations.  As a result, the phosphate segment has been reflected as discontinued operations and the related assets and liabilities reflected as assets and liabilities from discontinued operations in the accompanying consolidated financial statements.  Prior to December 2003, the Company had a potash segment that mined and produced agricultural and industrial potash products that were sold to farmers, fertilizer dealers, industries and distributors primarily for use in the Southern and Western regions of the United States and into export markets.  On December 1, 2003, the Company announced that its wholly owned subsidiaries in its potash segment had signed a definitive agreement to sell substantially all of its potash assets.  As a result of this agreement, the Company's potash operations have been sold and are reflected as discontinued operations.  Prior to March 2004, the Company had a melamine segment that produced melamine crystal, which is a raw material for manufacturers in the construction/remodeling and automotive industries.  The Company's production of melamine began in June 2003.  On March 25, 2004, the Company announced the permanent closure of its melamine operation and its intent to sell this facility.  As a result, the melamine operation has been reflected as discontinued operations and the related assets and liabilities reflected as assets and liabilities from discontinued operations in the accompanying consolidated financial statements.

               The accounting policies of the segments are the same as those described in Note 2 - summary of significant accounting policies.  Intersegment sales prices are primarily market-based.  For fiscal 2004, 2003 and 2002, a portion of the purchase price on certain intercompany sales of anhydrous ammonia to the phosphate segment is subject to deferred payment until certain financial milestones are achieved.  The Other caption includes corporate allocations, capital expenditures and depreciation, depletion and amortization for our phosphate, potash and melamine/urea operations as well as other corporate activities and consolidating intercompany eliminations.  The Company evaluates performance based on operating income of the respective business units.

               Segment information consisted of the following:

	2004
	Nitrogen	Other	Total
	(Dollars in thousands)
Net sales - external customers	$300,450	$ -	$300,450
Net sales - intersegment	32,218	(32,218)	-
Other revenues	4,570	-	4,570
Operating income (loss)	34,124	(6,094)	28,030
Depreciation, depletion and amortization	13,330	13,937	27,267
Capital expenditures	1,172	5,389	6,561
Total assets	286,715	100,921	387,636
Equity in income of Point Lisas Nitrogen	21,787	-	21,787

NOTE 15 - SEGMENT INFORMATION (Continued)

	2003
	Nitrogen	Other	Total
	(Dollars in thousands)
Net sales - external customers	$237,919	$ -	$237,919
Net sales - intersegment	23,197	(23,197)	-
Other revenues	2,022	-	2,022
Impairment of long-lived assets	(62,912)	-	(62,912)
Operating loss	(69,567)	(8,048)	(77,615)
Depreciation, depletion and amortization	20,969	18,263	39,232
Capital expenditures	6,996	7,870	14,866
Total assets	251,511	296,579	548,090
Equity in income of Point Lisas Nitrogen	5,601	-	5,601
	2002
	Nitrogen	Other	Total
	(Dollars in thousands)
Net sales - external customers	$207,855	$ -	$207,855
Net sales - intersegment	21,728	(21,728)	-
Loss on goodwill impairment	(101,263)	-	(101,263)
Operating loss	(128,087)	(7,155)	(135,242)
Depreciation, depletion and amortization	27,080	17,663	44,743
Capital expenditures	4,959	7,442	12,401
Total assets	427,561	202,724	630,285
Equity in income of Point Lisas Nitrogen	11,986	-	11,986

               The following summarizes geographic information about the Company's net sales:

	2004	2003	2002
	(Dollars in thousands)

United States	$298,995	$235,969	$207,204
Other	1,455	1,950	651

	$300,450	$237,919	$207,855

               The Company is a member of Phosphate Chemicals Export Association, Inc. ("PhosChem"), a Webb-Pomerene corporation.  Since becoming a member, all of the Company's phosphate sales into export markets, primarily Asia, are made through PhosChem.  During fiscal 2004, 2003 and 2002, sales to the Company's exclusive export distributor were $33,400,000, $53,447,000 and $69,540,000, respectively, and were recorded as domestic sales by the Company and are included in discontinued operations on the Company's consolidated statements of operations.  During fiscal 2004, the Company also had revenues from two single customers that represented approximately 16% and 11% of consolidated net sales.  The Company had no other customers that represented ten percent or more of its revenues during fiscal 2004, 2003 or 2002.

               At June 30, 2004, 2003 and 2002, the Company had an investment in a 50-50 joint venture anhydrous ammonia plant located in The Republic of Trinidad and Tobago which amounted to $125,781,000, $104,355,000 and $99,114,000,  respectively (Note 4).  All other long-lived assets of the Company are located in the United States.

               A significant portion of the Company's trade receivables is due from entities that operate in the chemical fertilizer and farm supply industry.  A severe downturn in the agricultural economy could have an adverse impact on the collectibility of those receivables.

NOTE 16 - HEDGING ACTIVITIES

               During fiscal 2004, natural gas hedging activities resulted in an average cost increase of approximately $0.32 per MMBtu on volumes hedged of 18,100,000.  During fiscal 2003, natural gas hedging activities resulted in an average cost decrease of approximately $0.52 per MMBtu on volumes hedged of 33,450,000.  During fiscal 2002, natural gas hedging activities resulted in an average cost increase of approximately $0.39 per MMBtu on volumes hedged of 39,400,000.  At June 30, 2004, the Company had open natural gas derivative contracts covering a total volume of 640,000 MMBtu's with contracts extending through August 2004.  The net unrealized loss on these contracts at June 30, 2004, was $277,000 and was recorded as a component of other comprehensive loss in the Company's 2004 consolidated balance sheet.  The risk associated with outstanding natural gas derivative contracts is directly related to increases or decreases in the prices of natural gas in relation to the contract prices.  At June 30, 2004, the Company also had unrecognized losses of $942,000 on closed natural gas derivative contracts related to its hedging activities that were recorded as a component of other comprehensive loss in the Company's 2004 consolidated balance sheet.  Due to certain matters related to the Case, the Company was unable to hedge natural gas from May 16, 2003, through September 28, 2003.  Under a Final Order on October 20, 2003, the Company obtained authority to hedge 150 natural gas contracts per month on a rolling two-month basis.  Under a Final Order entered on January 22, 2004, the Company was permitted to hedge 450 natural gas contracts per month on a rolling two-month basis.  Under a Final Order dated August 19, 2004, approving hedging activities, the Company is permitted to hedge up to 325 natural gas contracts per month for the first and second months of a four-month revolving period and up to an additional 150 natural gas contracts per month for the third and fourth months of said period.

NOTE 17 - LOSS ON GOODWILL IMPAIRMENT

          During fiscal 2002, due to continued operating losses primarily caused by low product prices and increased natural gas costs, the Company assessed the recoverability of its tangible and intangible long-lived assets related to its nitrogen operations pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  The Company projected the undiscounted future cash flows for these operations to test recoverability and determined that in certain cases they were less than the carrying amount, indicating impairment was likely.  The impairment of an asset is measured by the amount the carrying value of the asset exceeds its fair value.  The Company's projections were based upon a third party appraisal of our long-lived assets and included additional third party and internally developed forecasts of future nitrogen prices and natural gas costs.  The Company determined that it had an impairment in the value of goodwill resulting from its December 1996 acquisition of the Donaldsonville, Louisiana, fertilizer operations of First Mississippi Corporation.  Accordingly, the Company recorded a non-cash charge for impairment of $101,263,000 related to its goodwill during the fourth quarter of fiscal 2002.  Estimates of such future cash flows are subject to significant uncertainties and assumptions.  Accordingly, actual results could vary significantly from such estimates.   The Company had no goodwill recorded as of June 30, 2004, 2003 or 2002.

NOTE 18 - INTEREST, NET

               Interest, net consisted of the following:

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands)

Interest expense - continuing operations	$(20,160)	$(19,595)	$(18,392)
Interest income - continuing operations	29	116	224
Interest, net - continuing operations	(20,131)	(19,479)	(18,168)

Interest expense allocated to discontinued operations	(4,527)	(9,655)	(9,718)

Total interest, net	$(24,658)	$(29,134)	$(27,886)

               As a result of the Company's filing bankruptcy, and in accordance with SOP 90-7, it is no longer required to record interest expense related to its unsecured Senior Notes and its unsecured 1998 IRBs.  As of June 30, 2004, additional interest expense of $15,000,000 and $841,000 would have been recorded for the Senior Notes and 1998 IRBs, respectively, if the Company had not filed bankruptcy.  As of June 30, 2003, additional interest expense of $1,851,000 and $105,000 would have been recorded for the Senior Notes and 1998 IRBs, respectively, if the Company had not filed bankruptcy.

NOTE 18 - INTEREST, NET (Continued)

               The Company has allocated a portion of its consolidated interest expense to discontinued operations in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 87-24, "Allocation of Interest to Discontinued Operations."  For the fiscal years ended June 20, 2003 and 2002, such allocation was based on actual interest calculations on intercompany notes payable between the relevant subsidiaries and Mississippi Chemical Corporation.  As a result of the Company's bankruptcy filing, these intercompany notes have been classified as liabilities subject to compromise, which resulted in no interest expense being calculated on these intercompany notes payable in 2004.  In fiscal 2004, interest allocated to discontinued operations has been determined based on the proceeds received from the sale of the Company's Potash Assets and an estimated fair market value of its Phosphate Assets, as calculated in accordance with SFAS No. 144.  All proceeds received from the sale of the Company's assets are required to be used to repay the Company's secured borrowings.

NOTE 19 - SETTLEMENT OF LITIGATION

               In December 2002, the Company received $3,581,000 in net proceeds from the conclusion of litigation related to a breach of contract claim involving performance guarantees for one of its ammonia plants at its nitrogen facility in Donaldsonville, Louisiana.

               In January 2002, the Company settled the defamation action it filed against Terra International, Inc. in August 1995.  The Company received $11,000,000 during fiscal 2002 related to this settlement.  This settlement was with Zurich Specialties London, Ltd., which was Terra's liability carrier.  This payment concluded this litigation.

               In April 2002, the Company received approximately $4,363,000 in net proceeds from the conclusion of litigation related to defective equipment purchased at its Yazoo City, Mississippi, nitrogen production facility.  The problems arising from this equipment occurred during periods prior to fiscal 2002.

NOTE 20 - INCOME TAXES

               Total income tax expense (benefit) was allocated as follows:

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands)

Income (loss) from continuing operations	$ 34,477	$ (15,140)	$ (16,412)
Discontinued operations	(45,438)	(16,617)	(1,507)
Stockholders' equity (deficit)	(657)	9,467	(6,474)

	$ (11,618)	$ (22,290)	$ (24,393)

               Income tax expense (benefit) attributable to loss from continuing operations consists of:

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands)
Current:
Federal	$ -	$ -	$ (14,715)
State	165	123	(174)
	165	123	(14,889)

Deferred:
Federal	30,605	(29,635)	287
State	3,707	14,372	(1,810)
	34,312	(15,263)	(1,523)

	$ 34,477	$ (15,140)	$ (16,412)

NOTE 20 - INCOME TAXES (Continued)

               The tax effect of the significant temporary differences and tax credit carryforwards at June 30 follows:

	2004		2003
	Current	Non-current	Current	Non-current
	(Dollars in thousands)
Deferred tax assets:
Employee benefit obligations	$ 981	$ 73	$ 1,975	$ 83
Reserve for bad debts	168	-	270	-
Employee post-retirement	556	251	453	296
Accrual for closure of gypsum disposal area	-	-	-	809
Inventories	357	-	919	-
Alternative minimum tax credits	-	-	-	663
Pension	-	-	-	261
Net operating loss carryforwards	-	78,462	-	45,655
Renewal community tax credits	-	1,674	-	1,133
Net deferred pension	-	6,164	-	7,492
Accrued expenses - subject to compromise	-	6,841	-	10,779
Reorganization costs	-	2,251	-	1,322
Capital loss carryforwards	-	335	-	-
Unrealized losses on natural gas derivative transactions	486	-	-	-
Other	5	894	-	3,090
Total deferred tax assets	2,553	96,945	3,617	71,583

Valuation allowance	(61)	(54,338)	(424)	(6,482)

Deferred tax assets, net of valuation allowance	2,492	42,607	3,193	65,101

Deferred tax liabilities:
Property, plant and equipment	-	(34,400)	-	(69,574)
Capitalized interest on equity investments	-	(1,943)	-	(2,081)
Unrealized gains on natural gas derivative transactions	-	-	(81)	-
Deferred foreign income	-	(20,278)	-	(14,944)
Pension	-	(293)	-	-
Accrual for closure of gypsum disposal area	-	(1,475)	-	-
Other	-	(7)	-	(5,020)
Deferred tax liabilities	-	(58,396)	(81)	(91,619)

Net deferred tax asset (liability)	$ 2,492	$ (15,789)	$ 3,112	$(26,518)

NOTE 20 - INCOME TAXES (Continued)

               A reconciliation of the statutory rate for income taxes and the effective tax rate attributable to the loss from continuing operations for the years ended June 30 follows:

	2004		2003		2002
		% of		% of		% of
		Loss		Loss		Loss
		Before		Before		Before
	Amount	Taxes	Amount	Taxes	Amount	Taxes
	(Dollars in thousands)
Income taxes computed at Statutory rate	$(11,849)	(35.0%)	$(33,386)	(35.0%)	$(46,211)	(35.0%)
(Decrease) increase in taxes resulting from:
State taxes	604	1.8%	1,387	1.5%	(2,808)	(2.1%)
Valuation allowance - state	5,999	17.7%	5,621	5.9%	349	0.3%
Valuation allowance - federal	41,600	122.8%	-	-	-	-
Non-deductible goodwill	-	-	-	-	36,024	27.3%
Deferred foreign income	-	-	11,539	12.1%	(4,187)	(3.2%)
Reorganization expenses	4,458	13.2%	-	-	-	-
Renewal Community Credit	(546)	(1.6%)	(1,133)	(1.2%)	-	-
Contingency reserve release	(4,701)	(13.9%)	-	-	-	-
Other, net	(1,088)	(3.2%)	832	0.8%	421	0.3%

	$ 34,477	101.8%	$(15,140)	(15.9%)	$(16,412)	(12.4%)

               At June 30, 2004, the Company had federal and state loss carryforwards of approximately $177,036,000 and $398,525,000, respectively.  The federal loss carryforwards expire between 2020 and 2024.  The state loss carryforwards expire between 2005 and 2024.  Federal and state valuation allowances of $41,600,000 and $12,799,000, respectively, represent the deferred tax asset related to federal net operating loss carryforwards and certain state net deferred tax assets that may expire unutilized.

               Undistributed earnings of foreign subsidiaries and joint ventures aggregated $53,015,000 at June 30, 2004.  The Company's wholly owned subsidiary, MCHI, had, prior to July 1, 2004, provided a guarantee of the debt.  MCHI indirectly owns the Company's 50% joint venture interest in Point Lisas Nitrogen, which operates an ammonia facility in Point Lisas, Trinidad.  Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to the Company of earnings from MCHI (and effectively our portion of the earnings from Point Lisas Nitrogen).  The Company has recorded non-current deferred tax liabilities on these earnings of approximately $20,278,000 and $14,944,000 at June 30, 2004 and 2003, respectively.

               Pursuant to a Final Order entered on July 15, 2004, the debt guarantee was released.  Effective July 1, 2004, the Company no longer considers Point Lisas Nitrogen's earnings to be reinvested indefinitely.  Accordingly, the Company expects to record U.S. taxes on those earnings.

               The Community Renewal Tax Relief Act of 2000 authorized up to 40 renewal communities in which businesses are eligible for tax incentives.  One of the tax incentives, the Federal Renewal Community Wage Credits ("RC") program, was established to revitalize the economies of select economically distressed communities.  Specifically, the RC provides an indefinite federal income tax credit of 15% of the first $10,000 of an employee's annual wages.  Tax credits are available January 1, 2002 through December 31, 2009.  At June 30, 2004, the Company's renewal community tax credits totaled $1,674,000.

               In prior years, the Company established federal and state contingency reserves totaling approximately $3,800,000 and $900,000, respectively, for certain federal and state contingent liabilities.  Due to our substantial federal and state net operating loss positions, the Company no longer considers these contingent reserves necessary.  We have reversed these reserves and recorded a $4,701,000 tax benefit for the year ending June 30, 2004.

NOTE 20 - INCOME TAXES (Continued)

                Income taxes have been settled with the Internal Revenue Service ("IRS") for all years through June 30, 1999.  A review of the June 30, 2000 fiscal tax year was done in connection with the most recently settled IRS audit.  The Company has undergone an evaluation to determine examination or acceptance without examination for the fiscal tax years ended June 30, 2001 and June 30, 2002.  The IRS and the Congressional Joint Committee on Taxation have accepted, without examination, both fiscal tax years under the evaluation.

NOTE 21 - DISCONTINUED OPERATIONS

               Melamine and Urea Assets.  On March 25, 2004, the Company announced the permanent closure of its melamine and urea operations at its Donaldsonville, Louisiana, facility.  The Company has committed to a plan of disposal and has initiated efforts to locate a buyer for these assets.  In accordance with SFAS No. 144, at June 30, 2004, our melamine and urea operations have been reflected as discontinued operations and the related assets and liabilities classified as assets and liabilities from discontinued operations.  Melamine and urea operations in previous periods have also been reclassified in accordance with SFAS No. 144.   Corporate allocations have been excluded from discontinued operations.

               Phosphate Assets.  In June 2004, the Company's board of directors authorized a plan to dispose of the Company's wholly-owned subsidiary, Mississippi Phosphates Corporation, as part of its plan to emerge from bankruptcy.  This subsidiary will either be sold to a third party or transferred to Mississippi Phosphates' unsecured creditors.  In accordance with SFAS No. 144, our phosphate operations have been reflected as discontinued operations and the related assets and liabilities classified as assets and liabilities from discontinued operations.  Phosphate operations in previous periods have also been reclassified in accordance with SFAS No. 144.  Corporate allocations have been excluded from discontinued operations.

               Potash Assets.  During the Company's first quarter of fiscal 2004, its board of directors authorized its management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets").  Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased.  As required by SFAS No. 144, the Company tested the Potash Assets for impairment at September 30, 2003.  This test resulted in a pre-tax impairment charge of $34,022,000, which is reflected as a component of discontinued operations in the consolidated statement of operations for fiscal 2004.  Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

               On December 1, 2003, the Company committed to a plan of disposal with its announcement of a definitive agreement by its subsidiaries to sell the Potash Assets to two wholly-owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural resources company.  On March 2, 2004, these assets were sold.  As a result of this agreement, at June 30, 2004, the Company's potash operations have been reflected as discontinued operations.  Potash operations in previous periods presented have also been reclassified in accordance with SFAS No. 144.  For fiscal 2004, the Company has recorded an after-tax loss on the disposal of its potash assets of $11,405,000 and an after-tax loss from discontinued operations of $20,501,000, which includes the pre-tax impairment charge of $34,022,000 referred to above.  Corporate allocations have been excluded from discontinued operations.

NOTE 21 - DISCONTINUED OPERATIONS (Continued)

               The following tables summarize financial information for the Company's discontinued operations:

               Balance sheet of discontinued operations:

June 30, 2004
(Dollars in thousands)

Accounts receivable	$ 6,306
Inventories	11,346
Property, plant and equipment	13,909
Other	2,783

Current assets of discontinued operations	34,344

Accounts payable	6,295
Accrued liabilities	4,028
Other	4,024

Current liabilities of discontinued operations	14,347

Net assets of discontinued operations	$ 19,997

               Net sales and loss from discontinued operations:

	Years ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Net sales:
Melamine and urea assets	$ 33,320	$ 34,172	$ 55,704
Potash assets	46,824	69,500	77,477
Phosphate assets	116,352	102,755	110,258
	$196,496	$206,427	$243,439
Income (loss) from discontinued operations before income taxes:
Melamine and urea assets	$(15,553)	$(23,532)	$ (905)
Potash assets	(34,791)	(6,689)	(9,629)
Phosphate assets	(44,102)	(12,001)	3,452
	$(94,446)	$(42,222)	$ (7,082)
Income tax expense (benefit):
Melamine and urea assets	$ (6,252)	$ (9,460)	$ (364)
Potash assets	(14,290)	(2,676)	(3,092)
Phosphate assets	(16,646)	(4,481)	1,949
	$(37,188)	$(16,617)	$ (1,507)
Income (loss) from discontinued operations:
Melamine and urea assets	$ (9,301)	$(14,072)	$ (541)
Potash assets	(20,501)	(4,013)	(6,537)
Phosphate assets	(27,456)	(7,520)	1,503
	$(57,258)	$(25,605)	$ (5,575)

NOTE 22 - RETIREMENT PLANS

               The Company maintains a non-contributory defined benefit pension plan that provides benefits to all eligible full-time employees.  Under the plan, retirement benefits are primarily a function of both the employee's average annual compensation and number of years of credited service.  The plan is funded annually by the Company, subject to the Internal Revenue Code funding limitation.  The Company does not anticipate making any contributions to the plan in fiscal 2005.  The plan's assets consist primarily of cash, equity investments and fixed income securities.

               The percentage of assets by asset class as of the measurement date was as follows:

	2004	2003
Cash or cash equivalents	3.1%	6.5%
Equity investments	63.5%	56.5%
Fixed income securities	33.4%	37.0%

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

               The Company's retirement plan committee employs a statement of investment policy, which is used to direct the activities of fund asset investment managers.  The policy identifies and presents objectives, guidelines and performance standards for the assets of the plan.  The objectives are formulated in response to anticipated financial needs of the plan, consideration of risk tolerance and the need to document and communicate objectives, guidelines and standards to the investment managers and other fiduciaries of the plan's assets.

               Objectives of the policy include the need to invest assets in such a manner to keep future contributions within a reasonable range; to maintain liquidity sufficient to pay current benefits; and to maintain diversity among asset classes in order to earn a return reasonable with acceptable risk.

               With respect to the objective of maintaining diversity among asset classes, the policy sets certain asset allocation targets.  Outlined below is the stated target percentage by asset class, as well as the actual percentage effective at June 30, 2004:

Asset Class	Policy Target	Actual
Equity investments	65%	64.3%
Fixed income securities	35%	34.8%
Cash	-	0.9%
	100%	100.0%

NOTE 22 - RETIREMENT PLANS (Continued)

               The following tables, prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," set forth pension benefit obligations and plan assets for the Company's defined benefit pension plan, based on an April 1 measurement date, as of June 30:

	2004	2003
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$113,901	$108,668
Service cost	-	3,278
Interest cost	7,139	7,656
Plan amendments	-	3,074
Actuarial loss	10,988	13,557
Benefit payments	(8,463)	(7,984)
Curtailments, settlements, acquisitions	-	(14,348)
Benefit obligation at end of year	123,565	113,901

Change in plan assets:
Fair value of plan assets at beginning of year	86,777	105,078
Actual (loss) gain on plan assets	21,427	(10,734)
Employer contributions	36	1,260
Benefit payments	(8,463)	(7,984)
Expenses	(542)	(843)
Fair value of plan assets at end of year	99,235	86,777

Funded status	(24,330)	(27,124)
Unrecognized transition asset	-	(72)
Unrecognized prior service cost	-	7,817
Unrecognized net gain	15,411	18,804
Accrued pension cost	$ (8,919)	$ (575)

               The following assumptions were used to measure net periodic pension expense for the plans for fiscal years ended June 30:

	2004	2003	2002
Discount rate	6.50%	7.25%	7.50%
Average increase in compensation levels	N/A	3.00%	3.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

               The general approach for determining the long-term rate of return assumption is to use a weighted average of expected returns for each major asset class, based on the target asset allocation percentages incorporated in the plan's investment strategy.  The expected returns for each major asset class are based primarily on historical returns in the post-war period.  It is expected that future returns of the plan may be slightly less than historical returns, and therefore the actual long-term rate of return on assets assumption is set at a slightly lower level than would be determined based on historical returns alone.

NOTE 22 - RETIREMENT PLANS (Continued)

               Net periodic pension expense includes the following components:

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands)

Service cost - benefits earned during the period	$ -	$ 3,278	$ 3,129
Interest cost on projected benefit obligations	7,139	7,656	7,482
Expected return on plan assets	(7,031)	(8,340)	(8,651)
Net amortization	(72)	289	(257)
Recognized loss	528	193	-
Curtailment/settlement expense	7,817	586	-

Net periodic pension expense	$ 8,381	$ 3,662	$ 1,703

               Expected benefit payments over the next ten years are as follows:

Year	Amount
2005	$ 7,015
2006	$ 7,182
2007	$ 7,117
2008	$ 7,037
2009	$ 6,966
2010-2014	$33,689

               The assumptions used in the calculation of the Company's benefit obligations as of the measurement dates are as follows:

	2004	2003
Discount rate	6.0%	6.5%
Average increase in compensation levels	N/A	3.0%
Expected long-term rate of return on assets	8.5%	8.5%

               The Company also has a contributory thrift plan covering substantially all regular full-time employees who have elected to participate in the plans.  Under the plans, the Company matches 50% of each employee's contributions to the plan up to a maximum of 3% of the employee's base compensation.  Company contributions totaled approximately $879,000 in fiscal 2004, $1,204,000 in fiscal 2003 and $1,376,000 in fiscal 2002.

               At June 30, 2004 and 2003, the Company had recorded post-retirement benefit obligations of $879,000 and $1,139,000, respectively, in addition to retirement plans.

NOTE 23 - LEASE COMMITMENTS

               The Company has commitments under operating leases for equipment and storage warehouses.  The following is a schedule of the future minimum rental payments required as of June 30, 2004, under operating leases having noncancellable lease terms in excess of one year as of the respective lease's inception:

Amount
Years Ending June 30	(Dollars in thousands)

2005	$ 2,034
2006	980
2007	287
2008	142

$ 3,443

NOTE 23 - LEASE COMMITMENTS (Continued)

               Rental expense for all operating leases was $3,552,000 for fiscal 2004, $4,349,000 for fiscal 2003 and $4,495,000 for fiscal 2002.

NOTE 24 - COMMITMENTS AND CONTINGENCIES

              The Company, in the ordinary course of its business, is the subject of, or a party to, various pending or threatened legal actions.  The Company believes that any ultimate liability arising from these actions will not have a significant impact on the financial position or the future earnings of the Company.

               Prior to July 1, 2002, the Company guaranteed loans taken by officers of the Company to borrow money solely to purchase target levels of stock in the Company.  The total amount outstanding on these loans at June 30, 2004 was approximately $80,000.  No loans were made subsequent to July 1, 2002.

NOTE 25 - RAW MATERIAL CONTRACTS

               Mississippi Phosphates Corporation ("MPC"), a wholly owned subsidiary of the Company, has contracted with Office Cherifien des Phosphates ("OCP"), the national phosphate rock supplier of Morroco, to import MPC's full requirement of phosphate rock through June 30, 2016.  The phosphate rock supply and related purchase price is determined annually based on the estimated phosphate rock costs incurred by certain domestic phosphate producers and the operating performance of MPC.

NOTE 26 - SUPPLEMENTAL CASH FLOW INFORMATION

               The increase (decrease) in cash and cash equivalents due to the changes in operating assets and liabilities consisted of the following:

	Years Ended June 30
	2004	2003	2002
	(Dollars in thousands)

Receivables	$ 15,473	$ (9,898)	$ (9,459)
Inventories	10,520	(2,196)	21,775
Prepaid expenses and other current assets	(9,763)	(3,923)	6,527
Accounts payable	(7,260)	12,829	(2,219)
Accrued liabilities	11,016	(6,496)	332

	$ 19,986	$ (9,684)	$ 16,956

               During fiscal 2004, 2003 and 2002, the Company received net income tax refunds of $31,000, $15,031,000 and $27,970,000.  Payments of interest, net of amounts capitalized, were $11,837,000 in fiscal 2004, $18,349,000 in fiscal 2003 and $24,111,000 in fiscal 2002.

NOTE 27 - VALUATION AND QUALIFYING ACCOUNTS

               Details regarding the Company's valuation and qualifying accounts as of June 30 are as follows:

	Allowance for Doubtful Accounts	Deferred Tax Valuation	Asset Impairment Valuation
Balance, June 30, 2002	$ 2,160	$ 349	$ -
Charged to cost and expenses	634	5,621	-
Charged to stockholders' equity	-	936	-
Other additions (deductions)	(955)	-	-

Balance, June 30, 2003	1,839	6,906	-
Charged to cost and expenses	310	47,598	82,277
Charged to stockholders' equity	-	(105)	-
Other additions (deductions) (1)	(7)	-	(34,022)
Balance transferred to discontinued operations	(884)	-	-

Balance, June 30, 2004	$ 1,258	$ 54,399	$ 48,255

(1)     In fiscal 2004, long-lived asset valuation balances related to the Company's Potash Assets are shown as a reduction as these assets were s sold in fiscal 2004.

NOTE 28 - GUARANTOR SUBSIDIARIES

               Payment obligations under the Company's 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), the Company's wholly owned direct subsidiary and wholly owned indirect subsidiary, respectively.  Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for June 30, 2004, 2003 and 2002 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

NOTE 28 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended June 30, 2004
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$ -	$ 195,735	$ 284,348	$(179,633)	$ 300,450
Other	-	4,570	-	-	4,570
	-	200,305	284,348	(179,633)	305,020
Operating expenses:
Cost of products sold	-	189,821	238,607	(179,253)	249,175
Selling, general and administrative	1,191	5,866	14,051	-	21,108
Impairment of long-lived assets	-	-	-	-	-
Other	-	5,088	1,619	-	6,707

	1,191	200,775	254,277	(179,253)	276,990

Operating (loss) income	(1,191)	(470)	30,071	(380)	28,030

Other (expense) income:
Interest, net	(20,013)	(101)	(17)	-	(20,131)
Settlement of litigation	-	-	-	-	-
Other	(94,223)	(1,818)	1,419	98,064	3,442

(Loss) income from continuing operations before reorganization expense and income taxes	(115,427)	(2,389)	31,473	97,684	11,341
Reorganization expense	22,553	602	22,040	-	45,195

(Loss) income from continuing operations before income taxes	(137,980)	(2,991)	9,433	97,684	(33,854)
Income tax (benefit) expense	(986)	14,898	(7,966)	28,531	34,477

(Loss) income from continuing
operations	(136,994)	(17,889)	17,399	69,153	(68,331)

Loss on discontinued operations	-	-	(68,663)	-	(68,663)

Net loss	$ (136,994)	$ (17,889)	$ (51,264)	$ 69,153	$(136,994)

NOTE 28 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended June 30, 2003
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$ -	$ 150,321	$ 240,167	$ (152,569)	$ 237,919
Other	-	2,022	-	-	2,022
	-	152,343	240,167	(152,569)	239,941
Operating expenses:
Cost of products sold	-	155,609	212,774	(152,913)	215,470
Selling, general and administrative	545	6,566	19,372	-	26,483
Impairment of long-lived assets	-	-	62,912	-	62,912
Other	-	5,793	6,898	-	12,691

	545	167,968	301,956	(152,913)	317,556

Operating loss	(545)	(15,625)	(61,789)	344	(77,615)

Other (expense) income:
Interest, net	(16,293)	(4,543)	1,357	-	(19,479)
Settlement of litigation	-	-	3,581	-	3,581
Other	(71,739)	(31,246)	156	104,410	1,581

Loss from continuing operations before reorganization expense and income taxes	(88,577)	(51,414)	(56,695)	104,754	(91,932)
Reorganization expense	3,456	-	-	-	3,456

Loss from continuing operations before income taxes	(92,033)	(51,414)	(56,695)	104,754	(95,388)
Income tax expense (benefit)	13,820	4,066	(34,370)	1,344	(15,140)

Loss from continuing operations	(105,853)	(55,480)	(22,325)	103,410	(80,248)

Loss from discontinued operations	-	-	(25,605)	-	(25,605)

Net loss	$(105,853)	$ (55,480)	$ (47,930)	$103,410	$(105,853)

NOTE 28 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended June 30, 2002
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$ -	$ 135,482	$ 210,837	$ (138,464)	$ 207,855

Operating expenses:
Cost of products sold	-	152,411	190,760	(138,213)	204,958
Selling, general and administrative	(822)	5,071	20,218	-	24,467
Loss on goodwill impairment	-	-	101,263	-	101,263
Other	-	8,385	4,024	-	12,409

	(822)	165,867	316,265	(138,213)	343,097

Operating income (loss)	822	(30,385)	(105,428)	(251)	(135,242)

Other (expense) income:
Interest, net	(21,507)	(10,110)	4,498	8,951	(18,168)
Settlement of litigation	15,363	-	-	-	15,363
Other	(106,046)	(89,214)	3,307	197,967	6,014

Loss from continuing operations before income taxes	(111,368)	(129,709)	(97,623)	206,667	(132,033)

Income tax expense (benefit)	9,828	(10,722)	(11,927)	(3,591)	(16,412)

Loss from continuing operations	(121,196)	(118,987)	(85,696)	210,258	(115,621)

Loss from discontinued operations	-	-	(5,575)	-	(5,575)

Net loss	$(121,196)	$(118,987)	$ (91,271)	$ 210,258	$(121,196)

NOTE 28 ‑ GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2004
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 22,389	$ 1	$ 17	$ -	$ 22,407
Receivables, net	76,273	-	31,264	(79,612)	27,925
Inventories	-	25,013	6,728	(244)	31,497
Prepaid expenses and other
current assets	6,228	3,948	2,926	(221)	12,881
Assets of discontinued operations	-	-	34,344	-	34,344
Total current assets	104,890	28,962	75,279	(80,077)	129,054

Investments in affiliates	93,163	64,656	119,368	(144,068)	133,119
Other assets	133,082	-	132,555	(259,200)	6,437
Property, plant and equipment, net	2,175	108,215	8,636	-	119,026

Total assets	$ 333,310	$ 201,833	$ 335,838	$(483,345)	$387,636

Liabilities and Shareholders' (Deficit) Equity

Current liabilities:
Debt due within one year	$ 151,533	$ -	$ -	$ -	$151,533
Accounts payable	21,925	19,909	38,986	(64,418)	16,402
Accrued liabilities and other	5,879	2,780	837	785	10,281
Liabilities of discontinued operations	-	-	14,347	-	14,347

Total current liabilities	179,337	22,689	54,170	(63,633)	192,563

Other long-term liabilities and deferred credits	24,372	37,860	119,356	(139,431)	42,157

Liabilities subject to compromise	208,584	66,665	198,233	(241,583)	231,899

Shareholders' (deficit) equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,618	(660,333)	306,063
Accumulated deficit	(346,041)	(250,097)	(430,479)	680,576	(346,041)
Accumulated other comprehensive loss	(10,811)	-	-	-	(10,811)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' (deficit) equity	(78,983)	74,619	(35,921)	(38,698)	(78,983)

Total liabilities and shareholders' (deficit) equity	$ 333,310	$ 201,833	$ 335,838	$(483,345)	$387,636

NOTE 28 ‑ GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 6,073	$ 1	$ 28	$ -	$ 6,102
Receivables, net	39,204	-	72,215	(55,044)	56,375
Inventories	-	17,449	48,700	137	66,286
Prepaid expenses and other current assets	4,095	1,091	3,925	(960)	8,151
Total current assets	49,372	18,541	124,868	(55,867)	136,914

Investments in affiliates	187,749	68,312	97,579	(242,131)	111,509
Other assets	228,011	-	16,638	(234,344)	10,305
Property, plant and equipment, net	4,841	120,064	164,457	-	289,362

Total assets	$469,973	$206,917	$403,542	$(532,342)	$548,090

Liabilities and Shareholders' Equity
Current liabilities:
Long-term debt due within one year	$158,423	$ -	$ -	$ -	$158,423
Accounts payable	17,181	25,567	56,357	(83,369)	15,736
Accrued liabilities and other	22	1,042	3,577	(8)	4,633

Total current liabilities	175,626	26,609	59,934	(83,377)	178,792

Other long-term liabilities and deferred credits	26,213	15,751	99,185	(77,759)	63,390

Liabilities subject to compromise	211,358	72,050	207,308	(241,584)	249,132

Shareholders' equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,617	(660,332)	306,063
Accumulated deficit	(209,047)	(232,209)	(357,442)	589,651	(209,047)
Accumulated other comprehensive loss	(12,046)	-	-	-	(12,046)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' equity	56,776	92,507	37,115	(129,622)	56,776

Total liabilities and shareholders' equity	$469,973	$206,917	$403,542	$(532,342)	$548,090

NOTE 28 ‑ GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2004
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(136,994)	$ (17,889)	$ (51,264)	$ 69,153	$(136,994)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(33,370)	(19,757)	30,278	42,835	19,986
Loss on impairment and sale of discontinued operations	-	-	122,583	-	122,583
Depreciation, depletion and amortization	6,479	12,664	8,124	-	27,267
Change in deferred loss on hedging activities, net of tax	(744)	-	-	-	(744)
Equity in earnings in unconsolidated affiliates	94,227	1,775	(21,808)	(98,064)	(23,870)
Deferred income taxes and other	(8,792)	16,055	639	(13,924)	(6,022)

Net cash (used in) provided by operating activities	(79,194)	(7,152)	88,552	-	2,206

Cash flows from investing activities:
Purchases of property, plant and equipment	12	(925)	(5,648)	-	(6,561)
Proceeds from sale of assets	36	20	29,271	-	29,327
Other	-	1,881	19	-	1,900

Net cash provided by investing activities	48	976	23,642	-	24,666

Cash flows from financing activities:
Net change in affiliate notes	106,029	6,176	(112,205)	-	-
Debt payments	(240,500)	-	-	-	(240,500)
Debt proceeds	233,610	-	-	-	233,610
Financing fees	(3,677)	-	-	-	(3,677)

Net cash provided by (used in) financing activities	95,462	6,176	(112,205)	-	(10,567)

Net increase (decrease) in cash and cash equivalents	16,316	-	(11)	-	16,305

Cash and cash equivalents - beginning of year	6,073	1	28	-	6,102

Cash and cash equivalents - end of year	$ 22,389	$ 1	$ 17	$ -	$ 22,407

NOTE 28 ‑ GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2003
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(105,853)	$ (55,480)	$ (47,930)	$ 103,410	$(105,853)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(26,794)	29,715	18,433	(31,038)	(9,684)
Impairment of long-lived assets	-	-	75,118	-	75,118
Depreciation, depletion and amortization	5,558	12,881	20,793	-	39,232
Change in deferred loss on hedging activities, net of tax	(2,747)	-	-	-	(2,747)
Equity in earnings in unconsolidated affiliates	71,554	31,331	(5,616)	(104,410)	(7,141)
Refund of federal taxes pursuant to the Job Creation and Workforce Assistance Act of 2002	14,878	-	-	-	14,878
Deferred income taxes and other	10,562	(14,410)	(66,891)	32,038	(38,701)

Net cash (used in) provided by operating activities	(32,842)	4,037	(6,093)	-	(34,898)

Cash flows from investing activities:
Purchases of property, plant and equipment	(489)	(6,186)	(8,191)	-	(14,866)
Proceeds from sale of assets	3,234	7	142	-	3,383
Other	268	1,955	20	-	2,243

Net cash provided by (used in) investing activities	3,013	(4,224)	(8,029)	-	(9,240)

Cash flows from financing activities:
Net change in affiliate notes	(14,269)	172	14,097	-	-
Debt payments	(237,434)	-	-	-	(237,434)
Debt proceeds	285,685	-	-	-	285,685

Net cash provided by financing activities	33,982	172	14,097	-	48,251

Net increase (decrease) in cash and cash equivalents	4,153	(15)	(25)	-	4,113

Cash and cash equivalents - beginning of year	1,920	16	53	-	1,989

Cash and cash equivalents - end of year	$ 6,073	$ 1	$ 28	$ -	$ 6,102

NOTE 28 ‑ GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2002
(Dollars in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (121,196)	$ (118,987)	$ (91,271)	$ 210,258	$ (121,196)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(37,592)	1,290	54,362	(1,104)	16,956
Loss on goodwill impairment	-	-	101,263	-	101,263
Depreciation, depletion and amortization	4,563	12,631	27,549	-	44,743
Change in deferred loss on hedging activities, net of tax	4,780	-	-	-	4,780
Equity in earnings in unconsolidated affiliates	115,065	91,132	(11,994)	(206,972)	(12,769)
Deferred income taxes and other	27,977	(3,760)	(2,112)	(2,182)	19,923

Net cash (used in) provided by operating activities	(6,403)	(17,694)	77,797	-	53,700

Cash flows from investing activities:
Purchases of property, plant and equipment	(182)	(2,474)	(9,745)	-	(12,401)
Proceeds from sale of assets	62	3,108	4,873	-	8,043
Other	(1,000)	1,485	2,315	-	2,800

Net cash (used in) provided by investing activities	(1,120)	2,119	(2,557)	-	(1,558)

Cash flows from financing activities:
Net change in affiliate notes	59,665	15,575	(75,240)	-	-
Debt payments	(286,345)	-	-	-	(286,345)
Debt proceeds	224,395	-	-	-	224,395

Net cash (used in) provided by financing activities	(2,285)	15,575	(75,240	-	(61,950)

Net decrease in cash and cash equivalents	(9,808)	-	-	-	(9,808)

Cash and cash equivalents - beginning of year	11,728	16	53	-	11,797

Cash and cash equivalents - end of year	$ 1,920	$ 16	$ 53	$ -	$ 1,989

QUARTERLY RESULTS

               Quarterly results are not indicative of results expected for the full fiscal year and can vary significantly from one year to the next primarily due to weather‑related shifts in planting schedules and purchase patterns.  We incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.  Quarterly results for fiscal 2004 and 2003 have been restated to reflect discontinued operations of the Company (see Note 21).

               The following tables present our selected unaudited quarterly results of operations for fiscal 2004 and 2003.

	Year Ending June 30, 2004
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q

Net sales	$ 52,532	$ 88,276	$ 87,248	$ 72,394

Operating (loss) income	$(11,298)	$ 22,286	$ 12,888	$ 4,154

Net loss	$(39,415)	$(25,115)	$(27,782)	$(44,682)

Loss per share - basic and diluted (1)	$ (1.55)	$ (1.03)	$ (1.15)	$ (1.84)

Weighted average common shares outstanding - basic and diluted	25,439	24,408	24,261	24,261

Dividends paid per share	$ -	$ -	$ -	$ -

Common stock price range
- high	$ 0.10	$ 0.15	$ 0.65	$ 0.51
- low	$ 0.05	$ 0.06	$ 0.12	$ 0.15
	Year Ending June 30, 2003
(In thousands, except per share data)	1st Q	2nd Q	3rd Q	4th Q

Net sales	$ 43,593	$ 63,983	$ 64,566	$ 65,777

Operating loss	$(10,369)	$ (1,857)	$(59,324)	$ (6,065)

Net loss	$(23,505)	$(14,172)	$(48,027)	$(20,149)

Loss per share - basic and diluted (1)	$ (0.90)	$ (0.54)	$ (1.83)	$ (0.77)

Weighted average common shares outstanding - basic and diluted	26,168	26,175	26,208	26,212

Dividends paid per share	$ -	$ -	$ -	$ -

Common stock price range
- high	$ 1.65	$ 0.80	$ 0.40	$ 0.45
- low	$ 0.58	$ 0.17	$ 0.08	$ 0.06

(1)   Quarterly amounts may not add to the annual earnings per share because of changes in the number of outstanding shares during the year.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10‑K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC reports.

Changes in Internal Controls

There were no significant changes during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10‑K that have materially affected, or are reasonably likely to materially affect, these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Director	Age	Principal Occupation During Last Five Fiscal Years
Reuben V. Anderson	62

Mr. Anderson has been a director of the Company since 2000.  His term expires at the next annual meeting of shareholders.  For more than the past five years, he has been a partner in the law firm of Phelps Dunbar LLP in Jackson, Mississippi.  He is a director of Trustmark National Bank, BellSouth Corporation, The Kroger Co., and Burlington Resources Inc.

Coley L. Bailey	53

Mr. Bailey has been a director of the Company since 1978 and Chairman of the Board since 1988.  His term expires at the 2006 annual meeting of shareholders.  For more than the past five years, he has been engaged in farming activities in Yalobusha County, Mississippi.

Frank R. Burnside, Jr.	55

Mr. Burnside has been a director of the Company since 1985. His term expires at the next annual meeting of shareholders.  For more than the past five years, he has been engaged in various farm-supply related businesses in Newellton, Louisiana.  He is a director of Newellton Gin Co., Vice President and Manager of Newellton Elevator Company, Inc., President of Delta Gin Co., L.L.C., President of Panola Co., Ltd., and Vice President and a director of Tensas Warehouse.  He is also a director of Tensas State Bank.

W. R. Dyess	65

Mr. Dyess has been a director of the Company since 1991.  His term expires at the 2005 annual meeting of shareholders.  For more than the past five years, he has served as President of Dyess Farm Center, Inc., in Bardwell, Texas, and ABC Ag Center, Inc., in Corsicana, Texas.

Woods E. Eastland	59

Mr. Eastland has been a director of the Company since 1994. His term expires at the 2006 annual meeting of shareholders.  Since 1986, he has been President and Chief Executive Officer of Staple Cotton Cooperative Association (Staplcotn) and its subsidiary Staple Cotton Discount Corporation (Stapldiscount), a cotton marketing cooperative and a financing cooperative, respectively, each located in Greenwood, Mississippi.

John Sharp Howie	64

Mr. Howie has been a director of the Company since 1966 and Vice Chairman of the Board since 1988.  His term expires at the 2005 annual meeting of shareholders.  For more than the past five years, he has been engaged in farming activities in Yazoo County, Mississippi.

George Penick	56

Mr. Penick has been a director of the Company since 1994. His term expires at the next annual meeting of shareholders.  For more than the past five years, he has been President of the Foundation for the Mid‑South, a private philanthropic foundation.

W. A. Percy II	64

Mr. Percy has been a director of the Company since 1997.  He previously served as director of the Company from 1988‑1994. His term expires at the 2006 annual meeting of shareholders.  For more than the past five years, Mr. Percy has been engaged in farming activities in Washington County, Mississippi, and other agribusiness enterprises.  He is currently President and Chief Executive Officer of Greenville Compress Company, a commercial warehouse and real estate company.  Mr. Percy also serves as a director of Entergy Corporation.

Executive Officers

            Executive officers are elected for a one‑year term by the Board of Directors. The Company's executive officers are as follows:

Officer	Age	Office and Employment During the Last Five Fiscal Years
Coley L. Bailey	53	Chief Executive Officer since March 1, 2004. Chairman of the Board since 1988. For more than the past five years, Mr. Bailey has been engaged in farming activities in Mississippi.
Timothy A. Dawson	50	Senior Vice President and Chief Financial Officer since April 22, 1999.
Gary C. Elliott	57	Vice President‑Marketing and Distribution since February 18, 2003; Director of Nitrogen and Phosphates (1998‑2003).
Joe A. Ewing	53	Vice President‑Human Resources since April 1, 2003; Vice President‑Marketing and Distribution (1999‑2003).
John M. Flynt	36	General Counsel & Corporate Secretary since January 1, 2004; Associate General Counsel (2003); Senior Corporate Counsel (2001-2003); Corporate Counsel (1998-2001).
Larry W. Holley	56	Senior Vice President and Chief Operating Officer since December 2, 2003; Vice President‑Nitrogen Production (2000-2003); President of Point Lisas Nitrogen Limited in Trinidad (1998‑2000).
Robert E. Jones	57	Senior Vice President‑Corporate Development since October 1, 1997.
C. E. McCraw	56	Senior Vice President‑Operations since July 12, 1994.

Certain Relationships

            Mr. Bailey is a director of Staple Cotton Cooperative Association (Staplcotn) and a member of its compensation committee.  Mr. Eastland is President & CEO of Staplcotn.  Mr. Bailey recuses himself from Staplcotn compensation committee meetings and decisions regarding Mr. Eastland's compensation.  Mr. Eastland has abstained from all Company Board votes related to Mr. Bailey's compensation.

            There are no family relationships among the directors and executive officers of the Company.  There are no arrangements or understandings between any executive officer and any other person pursuant to which such person became an executive officer.

Code of Ethics for Senior Financial Officers

            On August 27, 2004, the Board of Directors approved an amendment to the Company's Ethical Conduct Policy, which applies to all employees, to include a Code of Ethics for Senior Financial Officers that also applies to the Company's Chief Executive Officer, Chief Financial Officer, and all other officer‑, director‑, and manager‑level employees who have accounting or financial statement preparation responsibilities.  The Code of Ethics for Senior Financial Officers is designed to promote honest and ethical conduct, proper disclosure of financial information in the Company's periodic reports, and compliance with applicable laws, rules, and regulations.  A copy of the Company's Ethical Conduct Policy, including the Code of Ethics for Senior Financial Officers, is attached as an Exhibit to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation

            The table below sets forth the compensation paid by the Company to each of the "Named Executive Officers" during fiscal years 2004, 2003, and 2002.

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Other Annual Compensation(3) ($)	Securities Underlying Options (#)	All Other Compensation(4) ($)
Coley L. Bailey Chief Executive Officer	2004 2003 2002	75,000 0 0	0 0 0	0 0 0	4,000 4,000 4,000	44,167 50,000 50,000
Charles O. Dunn President and Chief Executive Officer	2004 2003 2002	429,267 516,743 516,743	271,289 0 0	5,584 5,750 5,225	0 38,000 38,000	172,248 0 0
Larry W. Holley Senior Vice President & Chief Operating Officer	2004 2003 2002	217,425 186,038 183,384	101,850 0 16,014	6,198 5,580 5,225	0 20,000 20,000	0 0 0
Timothy A. Dawson Senior Vice President & Chief Financial Officer	2004 2003 2002	227,358 227,358 227,358	119,364 0 0	6,250 5,750 5,225	0 25,000 25,000	0 0 0
Robert E. Jones Senior Vice President - Corporate Development	2004 2003 2002	280,213 280,213 280,213	147,112 0 0	6,250 5,750 5,225	0 30,000 30,000	0 0 0
C. E. McCraw Senior Vice President - Operations	2004 2003 2002	280,213 280,213 280,213	147,112 0 0	6,250 5,750 5,225	0 30,000 30,000	0 0 0

                (1)  Mr. Bailey was named Chief Executive Officer on March 1, 2004.  Effective May 1, 2004, Mr. Bailey's annual salary is $240,000.  Mr. Dunn resigned effective March 1, 2004.

                (2)  The fiscal year 2004 bonuses were awarded pursuant to the Company's Key Employee Retention and Severance Plan approved by the U.S. Bankruptcy Court for the Southern District of Mississippi on October 2, 2003.  Mr. Holley's fiscal year 2003 bonus was related to his service as President of Point Lisas Nitrogen Limited.

                (3)  Amounts represent the Company's matching contributions on the employee's salary contributions under the 401(k) Plan.

                (4)  Director retainer for Mr. Bailey.  Severance payments to Mr. Dunn.

Stock Options

            During fiscal year 2004, there were no stock option grants to Named Executive Officers or any other employees.

Option Exercises and Holdings

            The following table sets forth information relating to the exercise of options during fiscal 2004 by the Named Executive Officers and unexercised options held by the Named Executive Officers as of June 30, 2004:

Aggregated Option Exercises in Fiscal Year 2004 Number and Value of Unexercised Vested Options at June 30, 2004
	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Vested Options		Value of Unexercised Vested Options
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Coley L. Bailey	0	0	33,000	0	0	0
Charles O. Dunn	0	0	386,288	0	0	0
Larry W. Holley	0	0	78,000	0	0	0
Timothy A. Dawson	0	0	153,225	0	0	0
Robert E. Jones	0	0	213,750	0	0	0
C. E. McCraw	0	0	219,210	0	0	0

Pension Benefits

            The following table sets forth the estimated single‑life annual pension annuity benefit provided to eligible participants at age 65 under the Company's defined benefit plan (the "Pension Plan"), based on the specified levels of pay and years of credited service.  Benefits under the Pension Plan were frozen as of April 30, 2003, which means that pay and service after that date will not be taken into account in determining benefits.  Listed benefits are not subject to deductions for social security or other offset amounts.  The Internal Revenue Code prohibits the Company from providing full benefits under the Company's Pension Plan to executive officers, including the Named Executives, and certain other employees.

Pension Plan Table (in dollars)
	Years of Service
Remuneration	15	20	25	30	35
25,000	4,688	6,250	7,813	9,375	10,938
50,000	9,375	12,500	15,625	18,750	21,875
100,000	22,103	28,390	34,700	40,965	47,793
150,000	37,103	48,390	59,700	70,965	82,793
200,000	52,103	68,390	84,700	100,965	117,793
250,000	52,103	68,390	84,700	100,965	117,793
300,000	52,103	68,390	84,700	100,965	117,793
350,000	52,103	68,390	84,700	100,965	117,793
400,000	52,103	68,390	84,700	100,965	117,793
450,000	52,103	68,390	84,700	100,965	117,793
500,000	52,103	68,390	84,700	100,965	117,793

            Pension benefits are based on the average of the participant's five highest consecutive annual earnings amounts during employment and do not include bonus, overtime or shift differentials.  The table below shows the average earnings (calculated as described above) of, and the number of years of credited service obtained by, the Named Executive Officers as of April 30, 2003.

Name	Average Earnings as of Plan Freeze Date (04/30/2003)(1)	Years of Service
Coley L. Bailey(2)	$ 0	0
Charles O. Dunn	$501,665	24
Larry W. Holley	$189,994	28
Timothy A. Dawson	$222,308	21
Robert E. Jones	$273,989	28
C. E. McCraw	$273,989	29

          (1) The amounts listed do not reflect the earnings limits imposed by Internal Revenue Code Section 401(a)(17).  Pension benefits for the Named Executive Officers will not be calculated in the manner provided by the Pension Plan for all participants, but will be limited by operation of Internal Revenue Code Section 401(a)(17), absent a change in the law.

          (2) Mr. Bailey is not eligible for pension benefits because he was not an eligible employee prior to the Company's freezing pension benefits on April 30, 2003.

Retention and Severance

            The Compensation Committee had previously approved amended and restated severance agreements with each of the Named Executive Officers (excluding Mr. Bailey) that were all dated as of July 29, 1996, in order to secure their commitment to remain employed with the Company at least through July 31, 2004, and because of the Compensation Committee's determination that their performance, retention and impartial assistance to the Board in certain events would be enhanced thereby.  In light of the Case, the Compensation Committee approved the Key Executive Retention and Severance Plan (the "Retention Plan"), which included different agreements with the Named Executive Officers (except Mr. Bailey) that supersede the earlier severance agreements in their entirety and include retention bonus payments tied to various milestones in the bankruptcy proceedings.  On October 2, 2003, the Court approved the agreements in camera and placed them under seal.  The new agreements were adapted to a bankruptcy setting with the intent of inducing the Named Executive Officers (except Mr. Bailey) to remain with the Company throughout the Case. The form of agreement is referenced in the Exhibit Index attached to this Annual Report on Form 10-K.

            In the event of the termination of a Named Executive Officer's employment without "cause" (as defined in the agreement) or due to "constructive termination" (as defined in the agreement) and if the Named Executive Officer complies with certain covenants set forth in the agreement, the Named Executive Officer will, for a stated period and in lieu of payments under the Company's Supplemental Unemployment Benefit Plan, be provided a continuation of base salary, medical and dental COBRA coverage (or a cash equivalent of premiums), other company‑provided insurance coverage (or a cash equivalent of premiums), and a pro rata portion of the next installment of any retention payment thereunder.  The agreements expire on the earlier of July 1, 2005, the confirmation of a plan of reorganization or a substantially completed liquidation.  The agreements initially provided that no severance benefits will be payable if the Named Executive Officer is offered employment by a successor employer to the Company, by the transferee of all or a substantial part of the Company's assets, by an acquiror of the Company or by the Company after its acquisition or merger.

            In connection with Mr. Dunn's resignation effective March 1, 2004, the Board approved an amendment to Mr. Dunn's agreement that would vest Mr. Dunn in the benefits under the Retention Plan.  On February 25, 2004, the Court entered an order authorizing such benefits.

            Mr. Bailey does not participate in the Retention Plan and he does not have a written agreement with the Company.  However, on April 1, 2004, upon recommendation of the Compensation Committee the Board approved a severance benefit for Mr. Bailey equal to nine months base salary upon the earlier of his termination of employment without cause or constructively or the Company's exit from bankruptcy.  Mr. Bailey's severance benefit does not include insurance or any other benefits.

            On May 19, 2004, the agreements for Messrs. Dawson, Jones, and McCraw were amended and approved by the Court.  Mr. Dawson's agreement was amended to increase the severance benefit from nine to twelve months, unless Mr. Dawson resigns, in which event he is vested in nine months severance.  Mr. Jones's and Mr. McCraw's agreements were amended to increase the severance benefit from nine to twelve months should certain milestones be met by them in connection with the disposition of the Company's phosphates business as contemplated by the proposed transaction between the Company and Terra.  In addition, the agreements for Messrs. Dawson, Jones, and McCraw were amended to vest them in the remaining retention bonus payments, unless they voluntarily terminate their employment, in which event they would be subject to reduced payments in certain circumstances.

            In connection with the Terra transaction, certain Named Executive Officers shall be eligible for severance benefits. If Mr. Bailey is not made an offer of employment with Terra, or does not accept any such offer, he shall receive in lieu of the agreement referenced above a severance benefit equal to fifteen months base salary.  If Messrs. Dawson or Holley are not made an offer of employment with Terra, or do not accept any such offer, such Named Executive Officers shall receive in lieu of the agreements referenced above a severance benefit equal to fifteen months base salary, and twenty-one months medical and other insurance benefits, provided that the insurance benefits cease if the Named Executive Officer obtains other employment with substantially similar insurance coverage. Upon the satisfaction of certain post‑closing transition obligations, Messrs. Bailey, Dawson, and Holley shall also receive a percentage of 125,000 shares of Terra common stock available for distribution to nine eligible executives, with such percentage allocated on a pro rata basis to each participant's base salary.

Compensation Committee Report

           Overview

            The Board has established a three-member Compensation Committee.  Each member of the Compensation Committee must be an independent, nonemployee director.  As of the date of this Annual Report on Form 10-K, the members are John Sharp Howie (Chairman), Frank R. Burnside, Jr., and W. A. Percy II.  For fiscal 2004 and 2005, our executive compensation program has been designed to retain qualified executives by providing a total compensation package competitive with compensation packages provided by comparable organizations in reorganization.  The Compensation Committee considers the Retention Plan (described above under the heading "Retention and Severance") an integral part of the total compensation package provided to its executives.

Base Salary

            The Compensation Committee approved the individual salary levels for the Named Executive Officers set forth on the Summary Compensation Table above prior to filing bankruptcy after (i) reviewing factors such as position and compensation levels for comparable positions in similar organizations (including companies represented in the Custom Composite Index now shown in the Performance Graph below under the heading "Executive Compensation - Performance Graph"), (ii) conducting subjective individual performance evaluations that focused upon key financial criteria, such as earnings per share, return on equity and growth in shareholder value and non-financial performance measures, such as employee, customer and supplier relationships, environmental compliance, employee safety, productivity enhancements and management development, and (iii) considering the recommendations of the Chief Executive Officer at the time regarding individual pay treatment for the Named Executive Officers other than himself.

            Since filing bankruptcy, the Compensation Committee has also considered the need to retain qualified executives during reorganization of the Company.  The Committee's evaluation of Mr. Bailey was based primarily on his leadership of the Company in its reorganization pursuant to Chapter 11 of the Bankruptcy Code, as well as on the criteria mentioned above, his representation of the Company generally, and his relationships with our customers, our lenders, the Board, and our employees.  Messrs. Holley and Bailey were the only Named Executive Officers to receive salary increases during the last three fiscal years.  Consistent with Mr. Holley's increased responsibilities and being named Chief Operating Officer of the Company on December 2, 2003, Mr. Holley was awarded salary increases of 5.79% on April 1, 2003, 10% on October 16, 2003, and 7.78% on December 1, 2003.  For the month of March 2004, Mr. Bailey was paid $15,000.  In light of the considerable time and effort to manage the Company's reorganization as Chief Executive Officer, in addition to his duties as Chairman of the Board, the Compensation Committee increased Mr. Bailey's salary to $20,000 per month.  Mr. Bailey does not receive insurance or any other benefits from the Company and no longer receives an annual retainer or attendance fees as a director.

            Bonuses

            Due to the Company's financial performance and the Case, the Company no longer has a bonus or profit sharing plan for its employees.  During fiscal year 2004, the Named Executive Officers and certain other key employees were eligible for retention bonus payments pursuant to the Retention Plan as described above under the heading "Retention Agreements".  The Compensation Committee approved the terms of the Retention Plan and obtained the consent of the Creditors' Committee prior to submission of the Retention Plan to the Court for approval.  The Compensation Committee believes such milestone payments were necessary and reasonable to retain its key employees and successfully reorganize the Company.

           Executive Deferred Compensation Plan

            Effective June 27, 2001, the Company terminated the Executive Deferred Compensation Plan as a result of the Company's performance except with respect to any participant's deferred stock account (as defined in the plan) created before such termination.

            The Executive Deferred Compensation Plan, which was approved by the Company's shareholders effective November 11, 1997, was implemented to align participants' interests with those of the shareholders by allowing the participants to risk certain compensation otherwise payable to them for deferred compensation based on future growth in the value of the Company's common stock.  Prior to the plan's termination, participants could irrevocably elect, prior to the beginning of a calendar year, to defer for a minimum period of 18 months from the date of the election some or all of any profit sharing, bonus payment and/or up to 10% of their salaries that they would otherwise have received in such calendar year.

            The Company opened a "deferred stock account" in each participant's name on the Company's books.  This account reflects a number of shares of "deferred stock" in the Company equal to 150% of the number of shares that could have been purchased by the participant with the deferred amount at a purchase price equal to the lesser of (i) the market price as of the July 1 immediately prior to the calendar year in which the payment in question would otherwise have occurred or (ii) the market price on the date the deferred amount would otherwise have been paid.  Market price was defined as the average closing price of the Company's stock on the New York Stock Exchange for the last 20 trading days prior to the date in question.  Deferred stock provided no voting rights or other incidents of ownership of stock and constituted merely a bookkeeping entry reflecting an unsecured debt from the Company to the participant.  Each participant's account was credited with dividends (expressed as a number of deferred shares) and would have been adjusted to reflect any stock splits, exchanges of stock in connection with a merger, and the like.  Payment, when made, was in the form of actual Company common stock, and the number of shares received equaled the number of deferred shares then credited to a participant's deferral account; provided, however, the Company reserved the right to make such distribution in cash.  Distribution would be made on the date to which the participant elected to defer compensation, including any extensions thereof (or, as more particularly described in the plan, earlier if the participant ceased to be an employee due to separation of employment, retirement, total disability, death or unforeseeable emergency).  The deferred payment was not included in a participant's income until distribution of the stock was made from the stock deferral account.  The amount taken into income was the then market value of the Company's common stock times the number of shares received.

            Because the Company filed for reorganization under the Bankruptcy Code on May 15, 2003, each participant with a deferred stock account has filed a proof of claim for the value of the number of shares of deferred stock in his deferred stock account on the filing date, the value of each share having been determined by calculating the average closing price of the Company's stock on the OTC Board for the last 20 trading days prior to May 15, 2003.  These claims are unsecured.

            Stock Incentive Plan

            Effective May 14, 2003, the Board terminated the Company's Amended and Restated 1994 Stock Incentive Plan (the "Stock Incentive Plan"), which was approved by the Company's shareholders effective November 9, 1999, except with respect to options already issued under the plan.  The Compensation Committee administered the Stock Incentive Plan.  No grants were made under the Stock Incentive Plan for fiscal year 2004.  Historically, individual grants were based primarily on the grantee's level of responsibility and potential impact on the Company's consolidated performance.  The exercise price applicable to Employee Options could not be less than 100% of the fair market value of the common stock of the Company on the date the Employee Option was granted and could not be less than 110% in specified circumstances.  However, the Compensation Committee had the authority to select an exercise price greater than 100% or 110% of the fair market value of the common stock of the Company on the date the stock option was granted.  The exercise price was the market value for common stock of the Company as of the date of the grant.  The Committee determined the fair market value of the common stock of the Company on the date of the Employee Option grant to be the average of the closing prices of the Company's stock for the last 20 trading days prior to the date of such grant.

            Internal Revenue Code Section 162(m) Implications for Executive Compensation

            Section 162(m) of the Internal Revenue Code generally limits the Company's federal income tax deduction for compensation paid to each of the Named Executive Officers to $1,000,000 per year.  The Internal Revenue Code provides an exemption from the deduction limit for certain types of "performance‑based compensation."  The Compensation Committee's general philosophy has been to obtain shareholder approval of incentive compensation arrangements for the Named Executive Officers to qualify such compensation for the "performance‑based compensation" exemption and to preserve the related federal income tax deduction for compensation for any Named Executive Officer that exceeds $1,000,000 in any given year.  Specifically, the Stock Incentive Plan, the Officer and Key Employee Incentive Plan and the Executive Deferred Compensation Plan were generally intended to provide benefits that qualify as "performance‑based compensation" exempt from the $1,000,000 deduction limit and were approved by the Company's shareholders.  However, the Compensation Committee has not adopted a blanket policy limiting executive compensation to fully tax‑deductible amounts in every case, and nondeductible payments could occur, for example, in the event of a change of control.

            None of the Named Executive Officers exceeded the $1,000,000 limit for fiscal year 2004.  It is not anticipated that any of the Named Executive Officers will exceed such limit for fiscal year 2005.

Performance Graph

	Jun-99	Jun-00	Jun-01	Jun-02	Jun-03	Jun-04
Mississippi Chemical Corp.	$100	$50	$33	$12	$1	$2
Custom Composite Index (6 Stocks)	$100	$102	$104	$119	$117	$181
S&P Smallcap Index	$100	$114	$127	$127	$123	$166

The 6-Stock Custom Composite Index consists of Agrium Inc., IMC Global Inc., Norsk Hydro AS-ADR, Phosphate Resource
Partners, Potash Corp. of Saskatchewan and Terra Industries Inc.

Directors' Compensation

            Fees and Expenses

            During fiscal 2004, all nonemployee directors, except  Messrs. Bailey and Howie, received an annual retainer of $20,000 paid monthly.    As Chairman of the Board, Mr. Bailey received $44,166.69 of a $50,000 annual retainer paid monthly through February 2004.  Since being named Chief Executive Officer of the Company on March 1, 2004, Mr. Bailey no longer receives a retainer fee.  Mr. Howie, as Vice Chairman of the Board, received an annual retainer of $30,000 paid monthly.  Each director, except Messrs. Bailey and Dunn, received a $1,000 attendance fee for each day on which he attended a Board and/or Committee meeting in person. Each director, except Messrs. Bailey, Dunn, and Eastland, also received a $500 attendance fee for each teleconference Board meeting attended.  Each nonemployee director (except Mr. Dunn) was reimbursed for travel expenses related to his attendance at Board and Committee meetings.

            Nonemployee Directors' Stock Options

            Pursuant to the Company's 1995 Stock Option Plan for Nonemployee Directors, as amended, restated, and approved by the Company's shareholders effective November 7, 2000, ("Directors' Stock Plan") each nonemployee director, except Messrs. Bailey and Howie, received in fiscal 2004 an annual grant of nonqualified stock options ("Director Options") to purchase 2,000 shares of the Company's common stock at the exercise price of $0.10 (the "Exercise Price").  Mr. Bailey, as Chairman of the Board, received Director Options to purchase 4,000 shares at the Exercise Price, and Mr. Howie, as Vice Chairman of the Board, received Director Options to purchase 3,000 shares at the Exercise Price.  The grant date for all Director Options issued in fiscal 2004 was July 1, 2003 ("Grant Date").  The fiscal 2004 Director Options become exercisable in 20% increments over a five‑year period of time after the Grant Date.  Under the Directors' Stock Plan, the Exercise Price for each fiscal 2004 Director Option was determined by calculating the average closing prices of the Company's stock on the Over the Counter Bulletin Board ("OTC Board") for the last 20 trading days prior to the Grant Date.

            Nonemployee Directors' Deferred Compensation Plan

            The Nonemployee Directors' Deferred Compensation Plan, which was approved by the Company's shareholders effective November 11, 1997, was terminated by the Board of Directors effective July 31, 2003, except with respect to any participant's deferred stock account (as defined in the plan) created prior to such termination.  The plan had required that directors place at least 50% of their annual retainer at risk in exchange for receipt of deferred compensation based on future growth in the value of the Company's common stock.  All deferrals under the plan were for a minimum of 18 months, which, as more particularly described in the plan, could have been shortened by the director's end of service to the Board or disability, or a change in control of the Company.  In addition, each nonemployee director has had the option to place all or part of the other half of his annual retainer at risk for receipt of deferred compensation based on future growth in the value of the Company's common stock.

            We have maintained a "deferred stock account" in each nonemployee director's name on our books.  This account reflects a number of shares of "deferred stock" in the Company equal to 150% of the number of shares that could have been purchased with the deferred amount at the lesser of the market price on the first day of the retainer period (January 1) or the market price as of the July 1 immediately prior to the retainer period.  Deferred stock credited to a director's account was phantom stock that provided no voting rights or other incidents of ownership of stock and constituted merely a bookkeeping entry reflecting an unsecured debt owed by the Company to the nonemployee director.  Each nonemployee director's account was credited with dividends (expressed as a number of shares of deferred stock) and would have been adjusted to reflect any stock splits, exchanges of stock in connection with a merger, and the like.

            Distributions from each nonemployee director's deferred stock account were made, at the election of the director, in the form of common stock of the Company or cash; provided, however, the Company reserved the right to make such distributions in cash.  Stock distributions with respect to phantom stock were made on the basis of one phantom stock unit to one share of Company stock.  Cash distributions with respect to phantom stock were made on the basis of the value of the Company's stock on the date of distribution determined by calculating the average closing price of the Company's stock on the New York Stock Exchange for the last 20 trading days prior to the distribution date.  After the Company's stock was delisted from the New York Stock Exchange on February 11, 2003, and began trading on the OTC Board, the OTC Board price for the last 20 trading days prior to the distribution date was used to value the Company's stock on the date of distribution.

            Because the Company filed for reorganization under the Bankruptcy Code on May 15, 2003, each participant has filed a proof of claim for the value of the number of shares of deferred stock in his deferred stock account on the filing date.  The value of each share was determined by calculating the average closing price of the Company's stock on the OTC Board for the last 20 trading days prior to May 15, 2003.  These claims are unsecured.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

Equity Compensation Plan Information

            The following table describes the Company's equity compensation plans. The Company anticipates that all stock options will be terminated in connection with the Company's Chapter 11 bankruptcy case.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,719,863	$12.65	2,076,137
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,719,863	$12.65	2,076,137

            The information in column (a) above reflects the aggregate of securities to be issued upon the exercise of stock options under the Mississippi Chemical Corporation Amended and Restated 1994 Stock Incentive Plan (the "Officer & Employee Option Plan"), and the Mississippi Chemical Corporation Amended and Restated 1995 Stock Option Plan for Nonemployee Directors (the "Director Option Plan" and collectively with the Officer & Employee Option Plan, the "Option Plans").

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

Security Ownership of Certain Beneficial Owners

            To the best of the Company's knowledge, no person or group was the beneficial owner of more than five percent (5%) of the Company's common shares as of September 15, 2004, based on filings required of such owners by the Securities and Exchange Commission.

Security Ownership of Management

            The following table shows the number of shares of the Company's common stock that was beneficially owned by each director and Named Executive Officer as of September 15, 2004, together with the aggregate number of shares owned beneficially by all directors and executive officers as a group, in each instance as if the options and deferred stock units among those shares had all been outstanding on September 15, 2004.  No director or executive officer listed below beneficially owned more than 1% of the shares outstanding as of September 15, 2004, except Mr. Bailey who beneficially owned 1.22%.  The sum of the beneficial ownership of all directors and executive officers as a group represents approximately 12.65% of the shares outstanding as of September 15, 2004.  The Company anticipates that all options and deferred stock units will be terminated in connection with the Company's Chapter 11 bankruptcy case.

Nonemployee Directors	Amount and Nature of Beneficial Ownership
Reuben V. Anderson(1)	119,844
Frank R. Burnside, Jr. (2)	119,586
W. R. Dyess(3)	98,081
Woods E. Eastland(4)	156,848
John Sharp Howie(5)	117,738
George Penick(6)	135,499
W. A. Percy II(7)	133,549
Named Executive Officers
Coley L. Bailey(8)	318,773
Larry W. Holley(9)	97,055
Timothy A. Dawson(10)	162,817
Robert E. Jones(11)	210,017
C. E. McCraw (12)	216,337
All Directors and Executive Officers as a Group(13)	2,065,799

Beneficial ownership is the ownership of stock, either direct or indirect, which includes the power to vote or the power to dispose of the stock.  Stock which an individual may acquire by exercising options or by distribution from an employee benefits plan is beneficially owned under certain circumstances even if such an exercise or distribution has not taken place.

The figures in the table include shares of stock that the named individuals own directly.  In addition, these figures include shares that certain named individuals own, or are presumed to own, indirectly as a result of their relationship with another person or entity.

The table reflects deferred stock units credited to individual directors under the Nonemployee Directors' Deferred Compensation Plan and to individual executive officers under the Executive Deferred Compensation Plan.  The figures in the table assume that deferred stock units could be converted into common stock and distributed to the named individuals within 60 days of September 15, 2004, even though the individual directors and executive officers have filed proofs of claim with the Bankruptcy Court for all remaining deferred stock units and therefore said units referenced in the table will not be eligible for conversion and distribution as contemplated by the referenced plans.

The table also reflects shares subject to nonqualified stock options issued to the named individuals pursuant to the Directors' Stock Plan or the Stock Incentive Plan which could have been exercised by the named individuals on September 15, 2004, or that will become exercisable within 60 days after September 15, 2004.  If exercised as described above, the stock options included in the above table would have no value since the price of the Company's common stock on that date was less than the exercise price on all the options which could have been exercised through that date.

For each named individual, a footnote indicates the number of shares of common stock, deferred stock units, options, and other indirectly held shares included in the total number.  The footnote also identifies the extent to which each of the named individuals shares voting power and/or the power to dispose of any of the beneficially owned shares.

(1)  Mr. Anderson. Includes 1,000 shares of common stock, 112,444 deferred stock units under the Nonemployee Directors' Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, and options to purchase 6,400 shares which are currently exercisable.

(2)  Mr. Burnside. Includes 74,250 deferred stock units under the Nonemployee Directors' Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, options to purchase 16,500 shares which are currently exercisable, 100 shares owned by Mr. Burnside's son, Frank Burnside III, and 28,736 shares which are owned by Newellton Elevator Company, Inc., which is an affiliate of Mr. Burnside's.  Mr. Burnside disclaims beneficial ownership of the 100 shares owned by his son. Mr. Burnside shares the power to vote and dispose of the shares owned by Newellton Elevator Company, Inc.

 (3)  Mr. Dyess. Includes 671 shares of common stock, 64,106 deferred stock units under the Nonemployee Directors' Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, options to purchase 16,500 shares which are currently exercisable, 14,100 shares which are owned by Dyess Farm Center, Inc., and 2,704 shares which are owned by ABC Ag Center, Inc.   Dyess Farm Center, Inc., and ABC Ag Center, Inc., are affiliates of Mr. Dyess's.

(4)  Mr. Eastland.  Includes 27,729 shares of common stock, 112,619 deferred stock units under the Nonemployee Directors' Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, and options to purchase 16,500 shares which are currently exercisable.

(5)  Mr. Howie.  Includes 15,904 shares of common stock, 74,553 deferred stock units under the Nonemployee Directors' Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, options to purchase 24,000 shares which are currently exercisable, 1,903 shares which are owned by Pauline W. Howie and John Sharp Howie DBA Cedar Grove Plantation, and 1,378 shares which are owned by Hillsdale Plantation, an affiliate of Mr. Howie's.

(6)  Mr. Penick.  Includes 1,792 shares of common stock, 117,207 deferred stock units under the Nonemployee Directors' Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, and options to purchase 16,500 shares which are currently exercisable.

(7)  Mr. Percy.  Includes 4,181 shares of common stock, 118,368 deferred stock units under the Nonemployee Directors' Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, and options to purchase 11,000 shares which are currently exercisable.

(8)  Mr. Bailey.  Includes 9,057 shares of common stock, 274,716 deferred stock units under the Nonemployee Directors' Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, options to purchase 33,000 shares which are currently exercisable, and 2,000 shares belonging to Joe N. Bailey, Jr., Family Trust in which Mr. Bailey shares investment power.

(9)   Mr. Holley. Includes 3,081 shares of common stock owned individually, 800 shares of common stock owned jointly with his spouse, 15,174 deferred stock units under the Executive Deferred Compensation Plan for which a proof of claim has been filed with the bankruptcy court, and options to purchase 78,000 shares which are currently exercisable.

(10)  Mr. Dawson. Includes 8,000 shares of common stock, 7,967 deferred stock units under the Executive Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, and options to purchase 146,850 shares which are currently exercisable.

(11)  Mr. Jones.  Includes 16,346 shares of common stock, 1,171 deferred stock units under the Executive Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, and options to purchase 192,500 shares which are currently exercisable.

(12) Mr. McCraw. Includes 15,550 shares of common stock, 4,527 deferred stock units under the Executive Deferred Compensation Plan for which a proof of claim has been filed with the Bankruptcy Court, and options to purchase 196,260 shares which are currently exercisable.

(13)  All Directors & Executive Officers.  Includes 26,160 shares of common stock owned by executive officers not named in the table and options to purchase 147,970 shares granted to such officers which are currently exercisable.

Section 16(a) Beneficial Ownership Reporting Compliance

            The Securities and Exchange Act of 1934 requires all of the Company's executive officers and directors to report any changes in their ownership of the Company's common stock to the Securities and Exchange Commission and to us.  Based solely upon a review of these reports and representations from the reporting persons regarding their ownership, we believe that during fiscal 2004 our executive officers and directors complied with all Section 16 filing requirements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Securities and Exchange Act of 1934 requires the Company to disclose certain business relationships.  In connection with the Case, the Company engaged the services of Mr. Anderson's law firm, Phelps Dunbar LLP.  The Company selected Phelps Dunbar LLP ("Phelps Dunbar") as its bankruptcy counsel because of the considerable bankruptcy experience and expertise possessed by members of the firm other than Mr. Anderson.  Mr. Anderson did not participate in the selection of bankruptcy counsel and does not represent the Company in the Case.  During fiscal 2004, the Company paid Phelps Dunbar $744,930.  The fees received were not material to Phelps Dunbar in relation to its overall revenues, or material to Mr. Anderson in relation to his compensation from Phelps Dunbar.  The Company anticipates that this relationship will continue during fiscal 2005.

            During fiscal 2004, Newellton Elevator Company, Inc., an affiliate of Mr. Burnside, purchased approximately $64,451 of fertilizer from the Company in arm's length transactions at market prices.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Overview

            The members of the Audit Committee are Woods E. Eastland (Chairman), Frank R. Burnside, Jr., and W. A. Percy II.  On an annual basis, the Audit Committee reviews the adequacy of the Audit Committee Charter and presents to the Board any changes it believes appropriate.

            The Audit Committee consists of three nonemployee directors who are independent as defined by the New York Stock Exchange.   Due to the Company's bankruptcy, the Board has not made a determination of whether any member of the Audit Committee is a "financial expert" as defined under federal law.

Independent Auditors

            Effective May 14, 2004, the Audit Committee engaged KPMG LLP ("KPMG") as the Company's independent auditors for fiscal 2004.  The Audit Committee has selected KPMG to conduct quarterly reviews of the Company's financial statements for fiscal 2005.

Audit Fees

The aggregate fees paid to KPMG with respect to fiscal years 2004 and 2003 are set forth below:

	Fiscal 2004	Fiscal 2003
Audit Fees - For the audit of the Company's annual financial statements and review of financial statements included in the Company's Quarterly Reports on Form 10‑Q, as well as for services that are normally provided by an accountant in connection with statutory and regulatory filings.	$424,307	$410,987

Audit‑Related Fees - For assurance and related services that are traditionally performed by an independent accountant that are not included in the heading "Audit Fees" above.

       Employee Benefit Plan Audits

	$ 38,712	$ 10,500
Tax Fees - For professional services for tax compliance and tax advice	$ 48,610	$ 33,252

All Other Fees - For professional services performed not reported above.

     Transfer price study related to the Company's
     joint venture interest in Point Lisas Nitrogen Limited

     Bankruptcy administration and reporting services

	$ 11,000 $ 0	$13,000 $ 25,502
Total	$522,629	$493,241

            The Audit Committee considers the provision of nonaudit‑related services to have been compatible with maintaining the auditor's independence.

            Between meetings of the Audit Committee, the Chairman of the Audit Committee has the authority to approve nonaudit services, provided that any such approvals must be noticed to the other members of the Audit Committee at the next Committee meeting.  During fiscal 2004, none of the nonaudit services described in the table above were approved by the de minimis exception to our pre‑approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8‑K

Documents Filed as a Part of This Annual Report on Form 10‑K:

            Consolidated Financial Statements.  The consolidated financial statements, together with the report thereon of KPMG LLP appearing in Item 8 of this Annual Report on Form 10‑K, are described below:

Independent Auditors' Report

Consolidated Balance Sheets, June 30, 2004 and 2003

Consolidated Statements of Operations, Years Ended June 30, 2004, 2003, and 2002

Consolidated Statements of Shareholders' (Deficit) Equity, Years Ended June 30, 2004, 2003, and 2002

Consolidated Statements of Cash Flows, Years Ended June 30, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

            Consolidated Financial Statement Schedules.  Financial statement schedules not included in this Annual Report on Form 10‑K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            Exhibits.  The exhibits required to be filed as part of this Annual Report by Item 601 of Regulation S‑K are set forth on the Exhibit Index, which follows the signatures, and are either incorporated in this Annual Report on Form 10‑K by reference to filings with the SEC or are attached to this Annual Report on Form 10‑K.

Reports on Form 8‑K

            During the three months ended June 30, 2004, the following reports on Form 8‑K were filed.

Date of Event	Description of Event
April 1, 2004	Monthly Operating Report for the period from February 1 through February 29, 2004.
May 17, 2005	Monthly Operating Report for the period from March 1 through March 31, 2004.
June 15, 2004	Monthly Operating Report for the period from April 1 through April 30, 2004.
June 17, 2004	Monthly Operating Report for the period from May 1 through May 31, 2004.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        MISSISSIPPI CHEMICAL CORPORATION

                                                                        By:       /s/ Coley L. Bailey
                                                                                    Coley L. Bailey
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

Date:  September 28, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Coley L. Bailey Coley L. Bailey	Chief Executive Officer, Director, Chairman of the Board	September 28, 2004
/s/ John Sharp Howie John Sharp Howie	Director, Vice Chairman of the Board	September 28, 2004
/s/ Reuben V. Anderson Reuben V. Anderson	Director	September 28, 2004
/s/ Frank R. Burnside, Jr. Frank R. Burnside, Jr.	Director	September 28, 2004
/s/ W. R. Dyess W. R. Dyess	Director	September 28, 2004
/s/ Woods E. Eastland Woods E. Eastland	Director	September 28, 2004
/s/ George D. Penick, Jr. George D. Penick, Jr.	Director	September 28, 2004
/s/ W. A. Percy II W. A. Percy II	Director	September 28, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	DESIGNATION
2.1

Debtors' Joint Plan of Reorganization, dated April 15, 2004; filed as Exhibit 2.1 to the Company's Current Report on Form 8‑K, filed April 19, 2004, SEC File No. 001‑12217, and incorporated herein by reference.

*
2.2

Debtors' First Amended Joint Plan of Reorganization, dated September 2, 2004; filed as Exhibit 2.1 to the Company's Current Report on Form 8‑K, filed September 8, 2004, SEC File No. 001‑12217, and incorporated herein by reference,

*
2.3

Disclosure Statement for Debtors' Joint Plan of Reorganization, dated April 15, 2004; filed as Exhibit 2.2 to the Company's Current Report on Form 8‑K filed April 19, 2004, SEC File No. 001‑12217, and incorporated herein by reference.

*
2.4

First Amended Disclosure Statement for Debtors' First Amended Joint Plan of Reorganization, dated September 10, 2004; filed as Exhibit 2.1 to the Company's Current Report on Form 8‑K, filed September 14, 2004, SEC File No. 001‑12217, and incorporated herein by reference

*
2.5

Asset Purchase Agreement, dated as of November 26, 2003, among Mississippi Potash, Inc., and Eddy Potash, Inc., as Debtors‑in-Possession and Sellers, and Intrepid Mining NM LLC and HB Potash LLC, as Buyers; filed as Exhibit 2.1 to the Company's Current Report on Form 8‑K filed March 12, 2004, SEC File No. 001‑12217, and incorporated herein by reference.

*
2.6

First Amendment to Asset Purchase Agreement, Acknowledgment and Waiver, dated as of March 1, 2004, among Mississippi Potash, Inc., Eddy Potash, Inc., Intrepid Mining NM LLC and HB Potash, LLC; filed as Exhibit 2.2 to the Company's Current Report on Form 8‑K filed March 12, 2004, SEC File No. 001‑12217, and incorporated herein by reference.

*
2.7

Stock Purchase Agreement, dated as of August 6, 2004, among the Company, MissChem Acquisition Inc. and Terra Industries Inc.,; filed as Exhibit 99.2 to Terra Industries Inc.'s Current Report on Form 8‑K filed on August 9, 2004, SEC File No. 001‑08520, and incorporated herein by reference.

*
3.1

Articles of Incorporation of the Company; filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S‑1 Registration Statement filed August 2, 1994, SEC File No. 33‑53119, and incorporated herein by reference.

*

3.2

Articles of Amendment to the Articles of Incorporation of the Company adopted December 12, 2003; filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended December 31, 2003, SEC File No. 001‑12217, and incorporated herein by reference.

*
3.3	Bylaws of the Company; filed as Exhibit 3.2 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 1997, SEC File No. 001‑12217, and incorporated herein by reference.	*
4.1	Shareholder Rights Plan; filed as Exhibit 1 to the Company's Form 8‑A Registration Statement dated August 15, 1994, SEC File No. 2‑7803, and incorporated herein by reference.	*
4.2

Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7‑1/4% debt securities due November 15, 2017; filed as Exhibit 4(a) to the Company's Current Report on Form 8‑K filed November 25, 1997, SEC File No. 001‑12217, and incorporated herein by reference.

*
4.3

First Supplemental Indenture dated as of July 1, 1999, among the Company, Mississippi Nitrogen, Inc., MissChem Nitrogen, L.L.C., and Harris Trust and Savings Bank, as Trustee, supplementing the Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7‑1/4% debt securities due November 15, 2017; filed as Exhibit 4.3 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 2001, SEC File No. 001‑12217, and incorporated herein by reference.

*
4.4

Instrument of Resignation, Appointment and Acceptance dated as of February 18, 2000, among the Company, Harris Trust and Savings Bank as the Resigning Trustee, and Trustmark National Bank as the Successor Trustee, under the Indenture dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as Trustee, governing the Company's 7‑1/4% debt securities due November 15, 2017; filed as Exhibit 4.4 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 2001, SEC File No. 001‑12217, and incorporated herein by reference.

*
4.5

Instrument of Resignation, Appointment and Acceptance dated as of March 21, 2003, among the Company, Trustmark National Bank as the Resigning Trustee, and BancorpSouth Bank as the Successor Trustee under the Indenture dated as of November 25, 1997, governing the Company's 7‑1/4% debt securities due November 15, 2017; filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2003, SEC File No. 001‑12217, and incorporated herein by reference.

*

4.6

Agreement of Resignation, Appointment and Acceptance dated as of June 24, 2003, among the Company, BancorpSouth Bank as the Resigning Trustee, and HSBC Bank USA (f/k/a Marine Midland Bank) as the Successor Trustee under the Indenture dated as of November 15, 1997, governing the Company's 7‑1/4% debt securities due November 15, 2017; filed as Exhibit 4.6 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 2003, SEC File No. 001‑12217, and incorporated herein by reference.

*
4.7

Indenture of Trust dated as of March 1, 1998, between Mississippi Business Finance Corporation and Deposit Guaranty National Bank, for the issuance of bonds in the aggregate principal amount of $14.5 million to assist the Company in financing and refinancing the cost of construction and equipping of solid waste disposal facilities at its Pascagoula, Mississippi, facility; filed as Exhibit 4.3 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 1998, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.1

$182,500,000 Term Loan, Revolving Credit, Guarantee and Security Agreement, dated as of July 1, 2004, among the Company and the subsidiaries of the Company named therein as guarantors, the lenders from time to time party thereto, and Citicorp North America, Inc.; filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K, filed July 21, 2004, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.2

First Amendment, dated as of July 30, 2004, to the $182,500,000 Term Loan, Revolving Credit, Guarantee and Security Agreement; filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K, filed August 3, 2004, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.3

Second Amendment, dated as of August 20, 2004, to the $182,500,000 Term Loan, Revolving Credit, Guarantee and Security Agreement; filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K, filed August 25, 2004, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.4

Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 2001, SEC File No. 001‑12217, and incorporated herein by reference.(1)

*
10.5

Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.2 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 2001, SEC File No. 001‑12217, and incorporated herein by reference.(2)

*
10.6

Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 1995, SEC File No. 000‑20411, and incorporated herein by reference.(3)

*
10.7

Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 1995, SEC File No. 000‑20411, and incorporated herein by reference.(4)

*
10.8

Amendment No. 4, effective as of January 1, 1997, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.8 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 1997, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.9

Amendment No. 5, effective as of July 1, 2000, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2001, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.10

Amendment No. 6, effective as of July 1, 2001, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2001, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.11

Employee Retention and Severance Programs approved by the U.S. Bankruptcy Court on October 2, 2003; filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10‑Q for the quarter ended December 31, 2003, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.12

Form of Key Executive Retention and Severance Agreement applicable to the Named Executive Officers:  Charles O. Dunn, Timothy A. Dawson, C. E. McCraw, Robert E. Jones, and Larry W. Holley; filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10‑Q for the quarter ended December 31, 2003, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.13	Form of First Amendment to Key Executive Retention and Severance Agreement applicable to Charles O. Dunn.	+
10.14	Form of First Amendment to Key Executive Retention and Severance Agreement applicable to Timothy A. Dawson.	+
10.15	Form of First Amendment to Key Executive Retention and Severance Agreement applicable to Robert E. Jones and C. E. McCraw.	+
10.16

Mississippi Chemical Corporation Officer and Key Employee Incentive Plan; filed as Exhibit 10.8 to the Company's Annual Report on Form 10‑K for the fiscal year ended June 30, 1998, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.17

Mississippi Chemical Corporation Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2000; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended December 31, 1999, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.18

Mississippi Chemical Corporation Amended and Restated 1994 Stock Incentive Plan; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended December 31, 1999, SEC File No. 001‑12217, and incorporated herein by reference.

*
10.19

Mississippi Chemical Corporation Amended and Restated 1995 Stock Option Plan for Nonemployee Directors; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended December 31, 2000, SEC File No. 001‑12217, and incorporated herein by reference.

*
14.1	Ethical Conduct Policy.	+
21.1	List of subsidiaries of the Company.	+
23.1	Consent of KPMG LLP.	+
23.2	Consent of Ernst & Young.	+
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.	+
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.	+
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	+

* Incorporated by reference.
+ Attached as an exhibit to this Annual Report on Form 10‑K.

Footnotes to Exhibit Index:

          (1)  Pursuant to the Securities Exchange Act of 1934, Rule 24b‑2, confidential business information was deleted from the first, second and third paragraphs of Article IV, Article VII, Article VIII, and from the second and third paragraphs of Article IX, and an application for confidential treatment was filed separately with, and granted by, the SEC. The Agreement in its redacted form was originally filed as Exhibit 10.1 to the Company's Form 8 Amendment of its Annual Report on Form 10‑K for the fiscal year ended June 30, 1991, File No. 2‑7803, and a complete copy was filed separately with the Secretary of the SEC in connection with our application objecting to disclosure of confidential business information.  Our original application for confidential treatment was granted for a term ending June 30, 2001.  We filed a new Application Objecting to the Disclosure of Confidential Information and Request for Extension of Previously Granted Order for Confidential Treatment.  The request was granted on October 17, 2001.

          (2)  Amendment No. 1, with confidential business information redacted, was originally filed as Exhibit 10.12 to the Company's Annual Report on Form 10‑K.  The redacted information was later disclosed; therefore, Amendment No. 1 in its entirety was filed with the SEC.

          (3)  Pursuant to the Securities Exchange Act of 1934, Rule 24b‑2, confidential business information was  deleted from paragraphs numbered 5 and 8 of Amendment No. 2; from the first paragraph, paragraph numbered 1, paragraph numbered 2, and paragraph numbered 3 of Schedule 1, Exhibit A; from Schedule 2, Exhibit B; from Schedule 3, Exhibit C, and from Schedule 4, Exhibit D; and an application for confidential treatment was filed separately with, and granted by, the SEC.

          (4)  Pursuant to the Securities Exchange Act of 1934, Rule 24b‑2, confidential business information was  deleted from Schedule 1 to Amendment No. 3, Exhibit B, and an application for confidential treatment was  filed separately with, and granted by, the SEC.