Form 10-K/A
period 2004-06-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2004-10-06
CIK 66895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

 FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                                        For the fiscal year ended June 30, 2004

                                                                     OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from __________ to __________.

Commission file number: 001-12217

MISSISSIPPI CHEMICAL CORPORATION

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0292638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3622 Highway 49 East P.O. Box 388 Yazoo City, Mississippi (address of principal executive offices)	39194 (Zip Code)

Registrant's telephone number, including area code:  (662) 746-4131

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer  (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                   No [ X ]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 to the Annual Report on Form 10‑K of Mississippi Chemical Corporation (the "Company") amends and supplements Item 8 of Part II and Item 15 of Part IV of the Annual Report on Form 10‑K of the Company filed with the Securities and Exchange Commission on September 28, 2004 (the "Form 10‑K").  Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Form 10‑K.

No other changes are being made to the Form 10-K by means of this Form 10-K/A.

PART II

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

FINANCIAL STATEMENTS AS OF JUNE 30, 2004 AND 2003
(Expressed in thousands of United States Dollars)

INDEPENDENT AUDITORS' REPORT

TO THE MEMBERS OF POINT LISAS NITROGEN LIMITED

We have audited the balance sheets of Point Lisas Nitrogen Limited as of June 30, 2004 and 2003 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years ended June 30, 2004. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Ernst & Young
ERNST & YOUNG

Port of Spain,
TRINIDAD:

July 16, 2004

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

BALANCE SHEETS
(Expressed in thousands of United States Dollars)

		June 30,
	Note	2004 $'000	2003 $'000
Assets

Current assets
Cash and cash equivalents		47	445
Restricted cash	5	82,844	50,398
Accounts receivable - affiliates	6	15,495	11,126
Amounts receivable - other		437	721
Inventories	7	5,441	5,348
Other current assets		607	601
		104,871	68,639
Property, plant and equipment	8	202,092	219,385
Other long term assets	10	3,196	9,103
Deferred income tax asset	11	37,738	30,630
		347,897	327,757
Liabilities and shareholders' equity

Current liabilities
Accounts payable		4,142	3,375
Current portion of long-term debt	12	93,473	120,078
Other current liabilities		8,880	6,477
		106,495	129,930
Advances from shareholders	13	108,022	108,022

Shareholders' equity
Capital, of no par value	14	9,854	9,854
Retained earnings	14	123,526	79,951
		133,380	89,805
		347,897	327,757

The notes on pages 9 to 21 form part of these financial statements.

 /s/ Brock D. Nelson                                     : Director:            s/ Larry W. Holley______________: Director

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

STATEMENTS OF INCOME
 (Expressed in thousands of United States Dollars)

		Year ended June 30,
	Note	2004 $'000	2003 $'000	2002 $'000

Sales
To affiliates
To others	15	127,312	74,451	76,136
		-	-	1,805

Cost and expenses		127,312	74,451	77,941
Cost of sales
General and administration
		(76,315)	(56,451)	(45,763)
		(2,470)	(2,260)	(2,214
Operating income
		48,527	15,740	29,964
Financing costs	16	(12,812)	(11,734)	(13,782)
Other income	17	880	1,175	1,599

Income before income taxes		36,595	5,181	17,781

Income taxes - current charge	11	(127)	(76)	(78)
- deferred income tax benefit	11	7,107	6,097	6,269

Net income		43,575	11,202	23,972

The notes on pages 9 to 21 form part of these financial statements.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of United States Dollars)

	Capital $'000	Retained earnings $'000	Shareholders' equity $'000

Balance at June 30, 2001	9,854	44,777	54,631

Net income	-	23,972	23,972

Balance at June 30, 2002	9,854	68,749	78,603

Net income	-	11,202	11,202

Balance at June 30, 2003	9,854	79,951	89,805

Net income	-	43,575	43,575

Balance at June 30, 2004	9,854	123,526	133,380

The notes on pages 9 to 21 form part of these financial statements.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

STATEMENTS OF CASH FLOWS
(Expressed in thousands of United States Dollars)

	Year ended June 30,
	2004 $'000	2003 $'000	2002 $'000
Cash flows from operating activities
Net income	43,575	11,202	23,972
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,846	18,986	19,214
Amortization of deferred gain from capital spare parts pooling	(41)	-	-
Deferred income taxes	(7,107)	(6,097)	(6,269)
Changes in current assets and liabilities:
Accounts receivable	(4,085)	2,847	(4,184)
Inventory	(93)	(886)	182
Other current assets	(6)	79	(480)
Accounts payable	767	619	40
Other current liabilities	2,401	1,761	(2,153)

Net cash provided by operations	57,257	28,511	30,322

Cash flows from investing activities
Capital expenditures	(2,696)	(3,230)	(547)
Restricted cash	(32,446)	(2,613)	(8,424)
Proceeds from parts pool	4,202	-	-
Other, net	(110)	-	-

Net cash used in investing activities	(31,050)	(5,843)	(8,971)

Cash flows from financing activities
Net movement in overdraft	-	(8)	8
Loan repayments	(26,605)	(22,215)	(21,891)

Net cash used in financing activities	(26,605)	(22,223)	(21,883)

Net (decrease)/increase in cash and cash equivalents	(398)	445	(532)

Cash and cash equivalents (Note 2 (i))
- at the beginning of the year	445	-	532

- at the end of the year	47	445	-

Supplemental disclosure of cash flow information

Interest paid (net of capitalized interest)	7,385	9,111	10,530

Taxes paid	127	76	78

The notes on pages 9 to 21 form part of these financial statements.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

1.                  Organization and operations

Farmland MissChem Limited (FMCL) was incorporated in the Republic of Trinidad and Tobago in 1994 to own and operate an anhydrous ammonia plant in that country.  FMCL commenced commercial operations on July 22, 1998, when the plant was commissioned.  Up to May 6, 2003, Farmland Industries Inc. (FII) and Mississippi Chemical Corporation (MCC), corporations incorporated in the United States of America, were the ultimate parent companies each owning 50%.  On May 7, 2003 the ownership interest of FII was acquired by Koch Mineral Services LLC, an entity organized in the United States of America.  Following this change in ownership, FMCL was renamed Point Lisas Nitrogen Limited (the Company), on June 23, 2003.  Koch Nitrogen International Sarl (as assignee of FII) and Mississippi Nitrogen, Inc. (as assignee of MCC) are contractually obligated to purchase 100% of the Company's production for the period of 12 years commencing the commissioning date, under terms also described elsewhere herein. Refer to Note 4 on Chapter 11 proceedings of Mississippi Chemical Corporation.

As discussed in Note 19(a) the Company's primary raw material is natural gas, which is purchased from the National Gas Company of Trinidad and Tobago under a 20-year "take or pay" contract dated October 18, 1996.  Other principal components of cost of goods sold include water and power, which are currently available only from state monopolies in the Republic of Trinidad and Tobago, and certain catalysts which are available from multiple sources, except one critical catalyst which is available only via one supplier.

2.         Summary of significant accounting policies

 a)          Reporting currency and basis of presentation

Substantially all costs incurred to build the Company's operating facilities were incurred in US dollars.  In addition, all sales are billed and collected in US dollars, (except for labor and contract labor which is paid in TT$) on-going operating costs are incurred and paid in US dollars or are linked to the US dollar, and long-term debt and amounts due to and from shareholders are denominated in US dollars.  Accordingly, the US dollar has been selected as the reporting and functional currency for the accompanying financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. Substantially all items of property, plant and equipment and other long-term assets are located in the Republic of Trinidad and Tobago.

b)        Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the year.  Actual results may differ from those estimates.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

2.         Summary of significant accounting policies (continued)

c)         Income taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and income tax basis of assets and liabilities using existing tax rates.  Deferred tax expense is the change during the year in the deferred tax assets and liabilities.

d)         Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is determined using the following basis:

i)          Items purchased from third parties are valued at cost on the weighted average basis;

ii)         Finished goods using the first-in first-out method are valued at total production cost which includes all direct overheads.

e)         Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is provided for on the straight-line basis at varying rates sufficient to write off the cost of the assets over their estimated useful lives as follows:

            Buildings and leasehold
               improvements                          -           20 years
            Plant and equipment                  -           3 to 20 years
           Other equipment                        -           3 to 15 years

Interest costs attributable to major construction projects are capitalized in the appropriate asset account and amortized over the estimated useful life of the related asset.

The Company maintains spare parts at its production facility to minimize downtime in the event of a part failure.  All parts that exceed a minimum value and are repairable are capitalized as operating equipment and depreciated over their estimated useful lives.  Parts that do not exceed the minimum value or are not repairable are maintained as replacement parts and are included as inventory in the Company's current assets.  These replacement parts are expensed when installed in the facility.

Capital spares that belong to the spare parts pools are stated at cost less accumulated depreciation.  Depreciation is provided for on a straight-line basis to write off the cost of the asset over their estimated useful lives.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

2.         Summary of significant accounting policies (continued)

f)          Debt issuance costs

Debt issuance costs, comprising syndication, organization, commitment pre and post closing fees, are stated at cost and amortized using the effective interest method  over the life of the related debt.  Amortization of debt issuance costs is included in financing costs.

g)         Major maintenance costs (turnaround)

Major maintenance costs (turnaround) are expensed in the year in which the actual expenditure is incurred.

h)         Revenue recognition

Sales revenue is recognized when title transfers to the customer upon completion of loading the shipping vessel as evidenced by the bill of lading.

i)          Cash and cash equivalents

The Company considers investments in highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

3.         Chapter 11 proceedings of Farmland Industries, Inc.

On May 31, 2002 (the "Petition Date"), FII a fifty percent shareholder at that time and one of the Company's two customers, and four of its US subsidiaries (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of the US Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri.  According to the petitions, the filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt and other obligations.

As part of the reorganization plan, FII divested its fertilizer assets which included its investment in the Company.  On May 7, 2003, FII transferred its ownership interest in the Company and advances from shareholders to Koch Mineral Services LLC. In addition, FII assigned its rights to purchase the Company's production to Koch Nitrogen International Sarl.

4.         Chapter 11 proceedings of Mississippi Chemical Corporation

On May 15, 2003 (the "Petition Date"), MCC a fifty percent indirect shareholder and nine of its US subsidiaries, (collectively, the "Debtors"), including Mississippi Nitrogen, Inc., one of the Company's two customers, filed voluntary petitions for protection under Chapter 11 of the US Bankruptcy Code in the United States Bankruptcy Court, Southern District of Mississippi.  According to the petitions, the filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt and other obligations.

MCC's filing resulted in a default under the Exim Bank Credit Agreement (see Note 12) as well as the Common Loan Agreement.  Accordingly the long-term debt has been reclassified to a current liability.

Pursuant to the provision of the Bankruptcy Code, the Debtors have filed a plan of reorganization with the bankruptcy court.  The principal objective of the plan of reorganization is to restructure the Debtors obligations to creditors in a manner, which permits the Debtors to continue as a viable business organization.  No assurance, however can be given on the outcome of the reorganization process until the bankruptcy court approves the plan of reorganization.

These financial statements, which have been prepared on the going concern basis, do not include any other adjustments, to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities, which are subject to the following uncertainty resulting from MCC's bankruptcy case:

-     Eximbank not calling due and payable the Company's loan obligations concurrently or subsequent to the Chapter 11 proceedings of MCC.

The total sales made by the Company to Mississippi Nitrogen, Inc. for 2004, 2003 and 2002 amounted to $63,714, $38,907 and $40,058 respectively.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

5.         Restricted cash

The Company has entered into a Revenue Trust Agreement as a condition of the long-term financing.  The Revenue Trust Agreement requires that all revenues, as defined in the agreement and which include receipts for the sale of ammonia, are to be placed into an account to be administered by the Revenue Trust Agent.  Access to funds is restricted under various conditions as described in Section 6 of the Revenue Trust Agreement.

Letters of credit from both shareholders, which were required by the Revenue Trustee in prior years, are no longer necessary.

		2004 $'000	2003 $'000
6.	Accounts receivable - affiliates

	Koch Nitrogen International Sarl	8,189	5,709

	Mississippi Nitrogen, Inc.
	- Pre-petition invoices	-	2,635
	- Post-petition invoices	7,306	2,782

	Total	15,495	11,126

7.	Inventories

	Finished goods - ammonia	589	1,100
	Spare parts	4,730	4,089
	Chemicals	122	159

	Total	5,441	5,348

8.	Property, plant and equipment

	Building and leasehold improvements	758	758
	Plant and equipment	286,443	291,524
	Other equipment	2,848	2,595
	Capital work in progress	54	-

		290,103	294,877
	Less: Accumulated depreciation and amortization	(89,020)	(75,492)

		201,083	219,385

	Add: Interest in capital spare parts pools (net) (see Note 9)	1,009	-

	Total	202,092	219,385

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

9.	Interest in capital spare parts pools (net)	2004 $'000	2003 $'000

	Interest in capital spare parts pools	4,326	-
	Less: accumulated depreciation	(1,029)	-

		3,297	-
	Less: Deferred liability re: gain from disposal of interest in capital spare parts pools	(2,288)	-

	Net amount	1,009	-

In April 2004, the Company entered into an arrangement with two other companies which own substantially similar ammonia plants in the Republic of Trinidad and Tobago for the pooling of certain capital spares.  Under this agreement, the Company acquired a proportionate interest in spares that these companies owned and transferred a proportionate interest in its own spares to these other companies.  These transfers were done at a fair value using an indexing procedure with reference to an industry authority.  The surplus arising thereon is being deferred and recognized in the income statement over the remaining useful life of the spares.  The deferred gain recognized by the Company in 2004 was $41.

		2004 $'000	2003 $'000
10.	Other long-term assets

	Debt issuance costs	2,331	8,305
	Site lease premium	302	316
	Lease option	110	-
	Capital contribution - utility supply	453	482

	Total	3,196	9,103

Debt issuance costs are being amortized over the remaining anticipated term of the loan.  The site lease premium is being amortized over the term of the thirty year site lease.  The capital contribution relating to the utility supply is being amortized over twenty years, the approximate life of the plant.

11.	Income taxes	2004 $'000	2003 $'000	2002 $'000

	The effective tax rates differ from the statutory
	tax rate of 35% for the following reasons:
	Expected income taxes	12,808	1,813	6,223
	Tax holiday	(19,915)	(7,910)	(12,492)
	Other	127	76	78

	Taxation benefit	(6,980)	(6,021)	(6,191)

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

11.	Income taxes (continued)	2004 $'000	2003 $'000	2002 $'000

	Deferred income tax benefit	(7,107)	(6,097)	(6,269)
	Green fund levy	127	76	78

	Taxation benefit	(6,980)	(6,021)	(6,191)

	Deferred income tax asset:
	Property, plant and equipment	29,627	24,610	19,603
	Deferred borrowing cost	8,111	6,020	4,930

	Total	37,738	30,630	24,533

In accordance with the laws of Trinidad and Tobago, the Company was granted exemptions from taxes on income from anhydrous ammonia and customs duties for the seven years commencing April 1, 1998. The Company has elected not to record tax depreciation during the exemption period.

12.	Long-term debt	2004 $'000	2003 $'000

	Export Import Bank of the United States of America	93,473	120,078
	Less current portion	93,473	120,078

	Long-term debt	-	-

This loan which is secured by a mortgage debenture on the Company's fixed and floating assets, bears interest at 6.63% per annum on the outstanding balance and is repayable in twenty equal semi-annual installments commencing on March 15, 1999.  The original re-payment schedule based on the terms of the loan agreement and without consideration of any effects of the default on the loan agreement is as follows:

Maturities of long-term debt	$'000
Year ending June 30,

2005	20,772
2006	20,772
2007	20,772
2008	20,772
2009	10,385

Total debt maturities	93,473

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

12.       Long-term debt (continued)

The Company has defaulted on its loan with Eximbank due to the Chapter 11 bankruptcy filing of Mississippi Chemical Corporation (see Note 4). Because of this default, the Bank may declare immediately due and payable all or any portion of the principal amount. Consequently the total loan obligation to Eximbank has been reclassified as a current liability. Notwithstanding the reclassification, no action has been taken against the Company as of the date of these financial statements and therefore the Company is continuing to repay the loan obligation with Eximbank based on the original repayment schedule noted above.

The Company has received a waiver from Eximbank of the event of default discussed above, so long as:

a)         There is no material adverse change in the business, property, assets, prospects, operations or financial condition of the Company; and

b)         No other Event of Default under the Credit Agreement and the Common Agreement occurs.

Management does not anticipate any events of non compliance with the terms of the Credit Agreement and the Common Agreement during the upcoming financial year.

The Revenue Trust Agreement (see Note 5) provides for a Final Holding Account, from which all funds on deposit on August 31 (the "Annual Transfer Date") shall be used either as a Mandatory Prepayment of the Eximbank loan or as a distribution to the Company subject to certain limitations and conditions.  Mandatory prepayments of the Eximbank loan result in a pro-rata reduction of the remaining semi-annual installments.

The company will make a mandatory prepayment of $64,100 on August 31, 2004 against the loan balance.  Consequently, each remaining semi-annual installment will be reduced by $7,122 to $3,264.  Based on current cash flow projections and its obligations under the Revenue Trust Agreement, the company expects to completely repay the Eximbank loan by August 31, 2005.

The anticipated repayment schedule will be as follows:

$'000
Year ending June 30,

2005	70,627
2006	22,846

Total repayment	93,473

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars
except per ton amounts which are in United States Dollars)

13.	Advances from shareholders	2004 $'000	2003 $'000

	Koch Mineral Services LLC	54,011	54,011
	Mississippi Chemical Corporation	54,011	54,011

		108,022	108,022

Advances from shareholders are unsecured and interest free.  Repayments are subject to Section 6.03 of the overriding loan agreement, which restricts the payment of dividends and any other distributions by the Company, unless specified conditions are met, and may only be made as and when funds are available as defined in the Revenue Trust Agreement.

14.	Shareholders' equity	2004 $'000	2003 $'000

	Capital
	Authorized:
	Unlimited shares of no par value

	Issued and fully paid
	60,000,002 ordinary shares of no par value	9,854	9,854

	Retained earnings

The overriding loan agreement provides for restrictions on the distribution of earnings.  At June 30, 2004, no amounts were available for distribution.

15.       Sales and other related parties transactions

The Company has entered into contracts for the sale of all of the Company's production of anhydrous ammonia to FII and MCC for a period of twelve years commencing July 22, 1998.  In July 1999, MCC assigned this obligation to one of its subsidiary companies, Mississippi Nitrogen, Inc.  On May 7, 2003, Koch Nitrogen International Sarl assumed all of the obligations of FII under the sales contract that arose after such date.

The selling price is calculated as the greater of the Ammonia Market Price less five percent (Adjusted Price) and the Ammonia Floor Price ($120 USD per metric ton for the first five years and $115 USD for the next seven years beginning December 2003).  The Company is required to maintain a cumulative total of the excess value between the Ammonia Floor Price and the Adjusted Price.  When the Adjusted Price exceeds the Ammonia Floor Price by an amount greater than $10 USD, the buyer will pay the Ammonia Floor Price plus $10 USD for each metric ton until the cumulative balance is exhausted.  At June 30, 2004 and 2003 the cumulative total of the excess amounted to $Nil and $13,095, respectively.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

15.       Sales and other related parties transactions (continued)

	2004 $'000	2003 $'000	2002 $'000
Sales:
Farmland Industries, Inc.	-	28,693	36,078
Mississippi Nitrogen, Inc.	63,714	38,907	40,058
Koch Nitrogen International Sarl	63,598	6,851	-

Other income:

Interest on unpaid invoices - FII	-	280	41
Interest on unpaid invoices - MCC	59	13	-
Settlement for post-petition withdraws re:
Accumulation Account - FII	-	300	-
Accumulation Account - MCC	300	-	-
Expenses includes payments as follows:
Farmland Industries, Inc.	-	227	425
Mississippi Chemical Corporation	-	9	11

Expenses includes the reimbursement of salaries and benefits paid to management staff seconded as well as reimbursement of fees in respect of letters of credit which were required by the Revenue Trustee (refer Note 5).

	2004 $'000	2003 $'000
The balance on the Buyers' Accumulation account at June 30 was as follows:
Mississippi Nitrogen, Inc.	-	6,664
Koch Nitrogen International Sarl	-	6,431

	-	13,095

16.	Financing costs	2004 $'000	2003 $'000	2002 $'000

	Interest expense	6,907	8,633	10,100
	Amortization of debt issuance cost	5,974	3,116	3,653
	Foreign exchange (gain)/loss	(69)	(15)	29

	Total financing costs	12,812	11,734	13,782

Due to the accelerated debt repayment, the Company increased the amortization of debt issuance cost so as to completely write these off upon repayment of the long term loan in August 2005. The additional amortization for 2004 amounted to $3,331.

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

17.       Other income

Other income includes interest income received on the commercial bank accounts and on FII and MCC bankruptcy pre-petition accounts receivable.  For the years ended June 30, 2004, and 2003, other income also includes $300 received from MCC and FII respectively as settlement for bankruptcy post-petition withdraws from the Accumulation Account.

18.       Pension benefits

The Company maintains a defined contribution pension plan for all permanent employees where the Company contributes 6% of an employee's base pay to a deferred annuity naming each employee as the beneficiary.  Contributions for the year amounted to $117 (2003: $93, 2002: $91).

19.       Lease commitments

            a)         Natural gas supply

Under the terms of a 20-year "take or pay" contract the Company is required to purchase a maximum of 80% of the Annual Contract Quantity (ACQ) of gas in a 365 day year.  The gas price is linked to an "Ammonia Reference Price" which escalates annually by 4% compounded in each subsequent twelve month period after the sixtieth month.  The shortfall of natural gas below the ACQ must be purchased by the Company at the average annual price for the contract year.  The payment for gas not taken can be recovered over the following five years by not paying for gas received in excess of 80% of the ACQ.   Minimum commitments under this contract are as follows:

Year ending June 30,	$'000

2005	*
2006	*
2007	*
2008	*
2009	*
2010 to 2018	*

*

Expenditure for the year amounted to $* (2003: $*; 2002: $*).

[*A portion of this note to the financial statements has been omitted pursuant to a request for confidential treatment under Rule 24b‑2 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.  The omitted portion has been filed separately with the Securities and Exchange Commission.]

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars
except per ton amounts which are in United States Dollars)

19.       Lease commitments (continued)

b)         Pipeline equipment

The Company has entered into an equipment lease agreement with the National Gas Company of Trinidad and Tobago Limited for the lease of certain pipeline equipment used to transport ammonia production to a port facility.  This lease is for a period of twenty years commencing July 22, 1998.  The annual lease payments are based on a calculation linked to the price of ammonia, and are only required if the market price exceeds the average of $170 USD per metric ton for the twelve month period commencing each July 22.  Annual lease payments will not exceed $2,300 per annum. Expenditure for the year amounted to $2,108 (2003:$NIL 2002:$NIL).

c)         Plant site

The Company has entered into lease agreements for the plant site and right of way for the common corridor to a port facility.  These leases are for a period of thirty years which commenced October, 1996 and January, 1997 and carry an option to renew for a further thirty years.

Under the terms of the agreements, annual lease payments are as follows:

Year ending June 30,	$'000

2005	414
2006	414
2007	414
2008	414
2009	414
2010 and thereafter	7,034

9,104

Expenditure for the year amounted to $414 (2003: $414; 2002: $396).

From 2006, the lease commitments may increase or decrease based on the Consumer Price Index in the United States of America and the Index of Prices in Trinidad and Tobago.

20.	Contingent liabilities	2004 $'000	2003 $'000	2002 $'000

	Customs bonds	-	405	405

POINT LISAS NITROGEN LIMITED
(formerly Farmland MissChem Limited)

NOTES TO THE FINANCIAL STATEMENTS
(Expressed in thousands of United States Dollars)

21.       Financial instruments

Fair value

As at June 30, 2004 the fair value of the fixed rate loan with EXIMBANK is estimated to be US$94,408, based on a current interest rate of 4.10%, compared to its carrying value of US$93,473.

Short-term financial assets and liabilities

The carrying amount of short-term financial assets and liabilities comprising cash and cash equivalents, accounts receivable and accounts payable approximate their fair market values.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8‑K

Documents Filed as a Part of This Form 10‑K/A:

          Financial Statements.  The financial statements, together with the report thereon of Ernst & Young appearing in Item 8 of this Form 10-K/A, are described below:

          Independent Auditors' Report

          Balance Sheets, June 30, 2004 and 2003

          Statements of Income, Years Ended June 30, 2004, 2003, and 2002

          Statements of Changes in Shareholders' Equity, Years Ended June 30, 2004, 2003, and 2002

          Statements of Cash Flows, Years Ended June 30, 2004, 2003, and 2002

          Notes to the Financial Statements

          Financial Statement Schedules.  Financial statement schedules not included in this Form 10-K/A have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          Exhibits.  The exhibits required to be filed as part of this Form 10‑K/A by Item 601 of Regulation S-K are set forth on the Exhibit Index, which follows the signatures, and are either incorporated in this Form 10-K/A by reference to filings with the SEC, were previously attached as exhibits to the initial filing of the Annual Report on Form 10‑K, or are attached hereto .

Reports on Form 8-K

          During the three months ended June 30, 2004, the following reports on Form 8-K were filed.

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

Dated:  October 6, 2004

                                                                            MISSISSIPPI CHEMICAL CORPORATION
                                                                            (Registrant)

                                                                           By:       /s/ Timothy A. Dawson
                                                                                       Timothy A. Dawson
                                                                                       (Senior Vice President and
                                                                                       Chief Financial Officer)

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

*
2.7

Stock Purchase Agreement, dated as of August 6, 2004, among the Company, MissChem Acquisition Inc. and Terra Industries Inc.; filed as Exhibit 99.2 to Terra Industries Inc.'s Current Report on Form 8‑K filed on August 9, 2004, SEC File No. 001‑08520, and incorporated herein by reference.

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

*
14.1	Ethical Conduct Policy.	+
21.1	List of subsidiaries of the Company.	+
23.1	Consent of KPMG LLP.	+
23.2	Consent of Ernst & Young.	**
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.	**
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.	**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	**

__________________

* Incorporated by reference.
+ Previously attached as an exhibit to the initial filing of this Annual Report on Form 10-K.
** Attached as an exhibit to this Annual Report on Form 10-K/A.

Footnotes to Exhibit Index

(1)  Pursuant to the Securities Exchange Act of 1934, Rule 24b-2, confidential business information was deleted from the first, second and third paragraphs of Article IV, Article VII, Article VIII, and from the second and third paragraphs of Article IX, and an application for confidential treatment was filed separately with, and granted by, the SEC. The Agreement in its redacted form was originally filed as Exhibit 10.1 to the Company's Form 8 Amendment of its Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 2 7803, and a complete copy was filed separately with the Secretary of the SEC in connection with our application objecting to disclosure of confidential business information.  Our original application for confidential treatment was granted for a term ending June 30, 2001.  We filed a new Application Objecting to the Disclosure of Confidential Information and Request for Extension of Previously Granted Order for Confidential Treatment.  The request was granted on October 17, 2001.

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