Form 10-Q
period 2004-09-30
MISSISSIPPI CHEMICAL CORP /MS/
filed 2004-11-15
CIK 66895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

               The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2004.

Class	Number of Shares
Common Stock, $0.01 par value	24,250,109

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

INDEX

			Page
			Number
PART I.		FINANCIAL INFORMATION:

	Item 1.	Consolidated Financial Statements

		Consolidated Statements of Operations	3
		Three months ended September 30, 2004 and 2003

		Consolidated Balance Sheets	4 - 5
		September 30, 2004 and June 30, 2004

		Consolidated Statements of Shareholders' Equity (Deficit)	6
		Fiscal Year ended June 30, 2004 and
		Three months ended September 30, 2004

		Consolidated Statements of Cash Flows	7
		Three months ended September 30, 2004 and 2003

		Notes to Consolidated Financial Statements	8 - 34

	Item 2.	Management's Discussion and Analysis of Results	35 - 48
		of Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosure About	49
		Market Risk

	Item 4.	Controls and Procedures	50

PART II.	OTHER INFORMATION:

	Item 3.	Defaults Under Senior Securities	51

	Item 6.	Exhibits	51

	Signatures		51

	Certifications		58 - 61

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30,
	2004	2003
	(In thousands, except per share data)
Revenues:
Net sales	$ 84,123	$ 52,532
Other	1,056	1,155
	85,179	53,687
Operating expenses:
Cost of products sold	72,507	54,318
Selling, general and administrative	3,073	5,431
Other	718	5,236
	76,298	64,985

Operating income (loss)	8,881	(11,298)

Other (expense) income:
Interest, net	(7,101)	(5,234)
Other	542	631

Income (loss) from continuing operations before
reorganization expense and income taxes	2,322	(15,901)

Reorganization expense	(56,969)	(2,047)

Loss from continuing operations before income taxes	(54,647)	(17,948)

Income tax expense (benefit)	578	(3,629)

Loss from continuing operations	(55,225)	(14,319)

Income (loss) from discontinued operations, net of
income tax expense of $1,049 and benefit of $16,420,
respectively	1,475	(25,095)

Net loss	$(53,750)	$(39,414)

Loss per share from continuing operations -
basic and diluted	$ (2.28)	$ (0.56)

Income (loss) per share from discontinued operations -
basic and diluted	$ .06	$ (0.99)

Net loss per share	$ (2.22)	$ (1.55)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	June 30,
	2004	2004
	(In thousands)
Current assets:
Cash and cash equivalents	$ 11,622	$ 22,407
Accounts receivable, net	33,031	27,925

Inventories:
Finished products	6,673	10,664
Raw materials and supplies	116	115
Replacement parts	20,295	20,718
Total inventories	27,084	31,497

Prepaid expenses and other current assets	23,551	10,389
Deferred income taxes	209	2,492
Assets of discontinued operations	38,413	34,344

Total current assets	133,910	129,054

Investments in affiliates	141,182	133,119

Assets held for sale	10,954	4,198

Other assets	2,239	2,239

Property, plant and equipment, at cost	317,641	379,776
less accumulated depreciation, depletion and
amortization	(262,353)	(260,750)
Property, plant and equipment, net	55,288	119,026

	$ 343,573	$ 387,636

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND SHAREHOLDERS' DEFICIT

	September 30,	June 30,
	2004	2004
	(In thousands, except per share data)

Current liabilities:
Long-term debt due within one year	$ 162,080	$151,533
Accounts payable	15,461	16,402
Accrued liabilities	6,076	10,281
Liabilities of discontinued operations	13,828	14,347
Total current liabilities	197,445	192,563

Other long-term liabilities and deferred credits	26,006	26,368

Deferred income taxes	17,323	15,789

Liabilities subject to compromise	231,899	231,899

Shareholders' deficit:
Common stock ($.01 par, authorized 100,000
shares; issued 27,981)	280	280
Additional paid-in capital	306,063	306,063
Accumulated deficit	(399,791)	(346,041)
Accumulated other comprehensive loss, net	(7,178)	(10,811)
Treasury stock, at cost (3,731 shares)	(28,474)	(28,474)
Total shareholders' deficit	(129,100)	(78,983)

	$ 343,573	$ 387,636

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2004

AND THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
			(In thousands)

Balances, July 1, 2003	$ 280	$306,063	$(209,047)	$ (12,046)	$(28,474)	$ 56,776
Comprehensive loss:
Net loss	-	-	(136,994)	-	-	(136,994)
Net change in
unrealized loss on
hedges, net of tax
benefit of $506	-	-	-	(923)	-	(923)
Deferred pension
liability, net of tax
expense of $1,163	-	-	-	2,158	-	2,158

Comprehensive
loss	-	-	(136,994)	1,235	-	(135,759)

Balances, June 30, 2004	280	306,063	(346,041)	(10,811)	(28,474)	(78,983)
Comprehensive loss:
Net loss	-	-	(53,750)	-	-	(53,750)
Net change in
unrealized gain on
hedges, net of tax
expense of $2,185	-	-	-	3,633	-	3,633

Comprehensive
loss	-	-	(53,750)	3,633	-	(50,117)

Balances,
September 30, 2004	$ 280	$306,063	$(399,791)	$ (7,178)	$(28,474)	$(129,100)

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$ (53,750)	$ (39,414)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities	(16,825)	23,851
Impairment of long-lived assets	55,077	34,022
Depreciation, depletion and amortization	5,240	8,010
Change in deferred gain (loss) on hedging activities,
net of tax	778	(113)
Deferred income taxes	2,062	(20,435)
Equity in earnings in unconsolidated affiliates	(8,652)	(616)
Other	(267)	1,343

Net cash (used in) provided by operating activities	(16,337)	6,648

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,539)	(2,053)
Proceeds from sale of assets	50	71
Other	500	-

Net cash used in investing activities	(989)	(1,982)

Cash flows from financing activities:
Debt proceeds	162,080	1
Debt payments	(151,533)	-
Financing fees	(4,006)	-

Net cash provided by financing activities	6,541	1

Net (decrease) increase in cash and cash equivalents	(10,785)	4,667

Cash and cash equivalents - beginning of period	22,407	6,102

Cash and cash equivalents - end of period	$ 11,622	$ 10,769

The accompanying notes are an integral part of these consolidated financial statements.

MISSISSIPPI CHEMICAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1 - INTERIM FINANCIAL STATEMENTS

                The accompanying consolidated financial statements include Mississippi Chemical Corporation and its subsidiaries.  In our opinion, the consolidated financial statements reflect all adjustments necessary to present fairly our results of operations for the three-month periods ended September 30, 2004 and 2003, our financial position at September 30, 2004 and June 30, 2004, our consolidated statements of shareholders' equity (deficit) for the three months ended September 30, 2004 and the year ended June 30, 2004, and our cash flows for the three month periods ended September 30, 2004 and 2003.  These adjustments are of a normal recurring nature which are necessary for a fair presentation of our financial position and results of operations for the interim periods.  We have reclassified certain prior-period information to conform with the current period's presentation.

               Certain notes and other information have been condensed or omitted in our interim financial statements presented in this quarterly report on Form 10-Q.  Therefore, these consolidated financial statements should be read in conjunction with our 2004 Annual Report on Form 10-K, as amended, and our consolidated financial statements and notes thereto included in our June 30, 2004, audited financial statements.

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

NOTE 2 - BANKRUPTCY PROCEEDINGS (Continued)

               As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court.  On May 16, 2003, the Court rendered an Interim Order approving the Debtors' request for interim financing, and on October 2, 2003, the Court entered a Final Order approving debtor-in-possession revolving credit financing of $32,500,000, which was automatically reduced to $22,500,000 on March 2, 2004, immediately following the sale of the Company's Potash Assets (see Note 11).  On December 19, 2003, the Court entered a Final Order approving supplemental debtor-in-possession term loan financing of $96,700,000 (the "Supplemental DIP").  On July 15, 2004, the Court entered a Final Order approving a new $182,500,000 credit facility (the "Replacement DIP") to refinance the Company's pre-petition and post-petition secured debt.

               On June 6, 2003, the Court appointed the Official Committee of Unsecured Creditors (the "Creditors' Committee") to represent the interests of the unsecured creditors.  The Creditors' Committee monitors the Company's financial condition and restructuring activities.  The Company is required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals to the extent allowed by the Court.  These costs are reflected in reorganization expense in the September 30, 2004 and 2003 consolidated statements of operations.

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

               On November 26, 2003, the Company's subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered into a stalking horse agreement to sell substantially all of their assets to subsidiaries of Intrepid Mining LLC (the "Intrepid Stalking Horse Agreement").  On March 2, 2004, these assets were sold.  As of September 30, 2004, the Company had received approximately $27,900,000 related to the sale and had a receivable of approximately $500,000 recorded on its books for the remainder of the purchase price attributable to a purchase price holdback held in escrow for contingent indemnification obligations.  The Company received the $500,000 in October 2004.

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

               On June 25, 2004, the Court entered an Interim Order permitting the new $182,500,000 credit facility provided by the New York-based lenders Citigroup Global Markets, Inc., an affiliate of Citigroup, Perry Principals Investments, LLC, an affiliate of Perry Capital, and V&aumlrde Investment Partners, L.P., an affiliate of V&aumlrde Partners, Inc. (the "Replacement DIP").  The parties entered into the Replacement DIP on July 1, 2004, and the Court entered a Final Order approving the Replacement DIP on July 15, 2004.  The Replacement DIP, which includes a $22,500,000 revolving credit facility provided solely by an affiliate of Citigroup, replaced all of the Company's pre-petition and post-petition secured debt, a portion of which matured on June 30, 2004.  The maturity of the Replacement DIP is the earlier of the Company's exit from bankruptcy or December 31, 2004, and the Company has the option to extend the maturity through June 30, 2005, under certain conditions.

               On August 9, 2004, the Company and Terra Industries Inc. ("Terra") announced a definitive agreement under which Terra will acquire the Company for an estimated total value of approximately $268,000,000 as of the announcement date.  The transaction consideration included cash and assumed debt of $161,000,000 and stock of $107,000,000, and the final value will depend on Terra's share price at closing and closing adjustments.  As of October 31, 2004, estimated total value of the transaction consideration was $314,000,000, consisting of cash and assumed debt of approximately $165,000,000 and stock of $149,000,000.  Both companies' boards of directors have unanimously approved the transaction.  The Creditors' Committee, the Company's largest unsecured creditors and the Replacement DIP Lenders also support the transaction.

               On September 2, 2004, the Company filed an amended joint plan of reorganization with the Court that replaced the Original Plan.  On October 22, 2004, the Company filed a second amended plan that replaced the first amended plan (the "Amended Plan").  The primary purpose of the Amended Plan is to facilitate the acquisition of the Company by Terra.  If the Terra transaction is not consummated, the Amended Plan provides that the Company will emerge from bankruptcy on a stand-alone basis.  In either instance, the Amended Plan obligates the Company to dispose of Mississippi Phosphates either through a sale of stock or assets, or if such sale is not consummated, by a distribution of the stock or assets of such business to the unsecured creditors of Mississippi Phosphates.

               Under the Amended Plan, Terra will acquire the Company.  Perry Principals Investments LLC, an affiliate of Perry Capital Management Inc., and Citigroup Global Markets, Inc., an affiliate of Citigroup, have entered into a commitment to extend the term of the term loan portion of the Replacement DIP beyond Mississippi Chemical's emergence from bankruptcy until four years from the closing of the Terra transaction.  Terra and the Company will use existing cash on hand to reduce the principal amount of this term loan to $125 million from $160 million and satisfy all other cash payments to creditors required by the Amended Plan.  In addition, Terra would issue to certain of the Company's unsecured creditors 14.75 million shares of Terra common stock and an amount of preferred stock, subject to certain post-closing adjustments as specified in the definitive agreement.  Assuming the Closing Share Price (as defined in the definitive agreement) is equal to $7.65 (Terra's closing share price on Friday, October 29, 2004), the Company's unsecured creditors would receive Terra common stock with a value of $113,000,000 plus the preferred stock.  The preferred stock to be issued to unsecured creditors will initially be set with a liquidation preference of $40,200,000.  The projected working capital and other closing adjustments are currently anticipated to total a negative $5,900,000.  Under this projected scenario, Terra will issue preferred stock with a liquidation preference of $34,300,000 and, within ten months of closing, Terra will have the option, but not the obligation, to redeem the preferred stock for 4.5 million to 5.5 million shares of Terra common stock to be determined based upon Terra's stock price at closing.  Based upon a Closing Share Price of $7.65 per share, Terra would have the right to redeem the preferred stock for 4.5 million Terra common shares.  The final amount of the working capital and other post-closing adjustments will depend on various factors including, but not limited to: business performance, commodity prices and the terms of final separation of Mississippi Phosphates.  The agreement also provides that Terra will issue 250,000 additional shares of Terra common stock for distribution to the Company's shareholders.

NOTE 2 - BANKRUPTCY PROCEEDINGS (Continued)

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

               On October 22, 2004, the Court entered a Final Order approving the Company's Disclosure Statement to be distributed to certain persons holding qualified interests or claims with respect to the Company's bankruptcy estate.  The Court established October 29, 2004, as the record date for mailing the Amended Plan and Disclosure Statement.  The deadline for submission of votes on the Amended Plan is November 30, 2004.  The Court has set on its calendar a preliminary hearing and final hearing for confirmation of the Amended Plan for December 7, 2004, and December 8, 2004, respectively.

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

               Pre-Petition Harris Facility

               As of the Petition Date, the Company had a secured revolving credit facility with Harris Trust and Savings Bank and a syndicate of twelve other lenders totaling $158,400,000.  The Pre-Petition Harris Facility bore interest at rates related to the Prime Rate.  The bankruptcy filing was an event of default under the Pre-Petition Harris Facility and, as a result, the Company was no longer permitted to borrow under this facility.  As adequate protection for the use of the Pre-Petition Lenders' cash collateral, the Company was required to pay interest on the Pre-Petition Harris Facility.  Interest was paid monthly in arrears at the non-default rate (Prime Rate + 5% on the first $105 million until this debt was reduced to $52.5 million, at which point such rate was Prime Rate + 3%).  An additional 2% of default rate interest accrued until payoff of the Pre-Petition Harris Facility.  Since the Pre-Petition Harris Facility was a secured facility, it has not been classified as a liability subject to compromise on the Company's consolidated balance sheets.  On July 1, 2004, this facility was paid in its entirety with funding provided by the Replacement DIP as discussed below.

               Replacement Debtor-In-Possession Credit Facility

               On June 25, 2004, the Court entered an Interim Order approving the Company's request, on an interim basis, for the Replacement DIP with the Replacement DIP Lenders to provide up to $182,500,000 in financing.  The Replacement DIP consists of a $160,000,000 term loan (the "Term Loan") and up to $22,500,000 in revolving credit loans (the "Revolving Loans" and collectively with the Term Loan, the "Replacement Loans").  The Replacement Loans were funded on July 1, 2004.  On July 15, 2004, the Court entered a Final Order that approved the Replacement DIP.    The Replacement DIP terminates upon the earlier to occur of (a) December 31, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the lenders terminate the Replacement DIP in connection with an event of default thereunder.  The Company can extend the maturity to June 30, 2005, under certain conditions.  Mississippi Chemical Corporation is the borrower under the Replacement DIP and its subsidiaries who are Debtors are guarantors.  Effective September 30, 2004, Point Lisas Nitrogen paid off its loan to Ex-Im Bank.  As a result, MCHI, a non-Debtor, became a guarantor as required by the Replacement DIP.

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

NOTE 3 - CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

               Collateral Security and Guarantees.  Pursuant to the Final Order for the Replacement DIP, the Replacement DIP Lenders have been granted superpriority claim status in the Case with a first lien on substantially all of the Debtors' assets (including all cash collateral and proceeds of inventories and accounts receivable).  Our use of cash collateral and proceeds of inventories and accounts receivable generated in the ordinary course of business is limited to the payment of certain expenses and application to the Replacement DIP.  All of the Company's subsidiaries which are Debtors and MCHI have guaranteed the Replacement DIP (the "Replacement DIP Guarantors").

               Covenants.  The Replacement DIP (a) restricts the Company's ability to incur debt, (b) requires the Company to generate certain monthly minimum levels of EBITDA, as defined in the agreement, (c) limits the Company's expenditures to the types set forth in a budget, subject to permitted deviations, (d) limits the amount of capital expenditures, (e) provides for mandatory prepayments and commitment reductions from all or part of the net proceeds of certain liquidity events (such as asset dispositions outside the ordinary course of business) as detailed below in this paragraph, (f) permits the voluntary prepayment of the Replacement DIP without penalty, and (g) contains representations, warranties, other affirmative and negative covenants, and events of default that are customary for debtor-in-possession credit facilities.  As of October 31, 2004, the Company was in compliance with all covenants under the Replacement DIP.

               The Senior Notes

               On November 25, 1997, the Company issued $200,000,000 of 7.25% Senior Notes due November 15, 2017, pursuant to a shelf registration statement filed with the Securities and Exchange Commission.  Semi-annual interest payments of approximately $7,250,000 are due on each May 15 and November 15.  The holders may elect to have the Senior Notes repaid on November 15, 2007.  The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with our other debt instruments.  As a result of the Company's filing bankruptcy, the Company has not made the semi-annual interest payments, and is in default under the Senior Notes.  At September 30, 2004 and June 30, 2004, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on the Company's consolidated balance sheets.

               The Industrial Revenue Bonds

               In August 1997, the Company issued $14,500,000 in industrial revenue bonds, a portion of which was tax-exempt, to finance the development of a new phosphogypsum disposal facility at its Pascagoula, Mississippi, DAP manufacturing plant.  On April 1, 1998, the Company issued $14,500,000 in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997.  The 1998 IRBs issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate of interest.  The 1998 IRBs may be redeemed at the Company's option at a premium from March 1, 2008 to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date.  The 1998 IRBs are the obligation of our subsidiary, Mississippi Phosphates Corporation, but are guaranteed by the Company.  The bankruptcy filing was an event of default under the 1998 IRBs.  At September 30, 2004 and June 30, 2004, the 1998 IRBs are reflected as a component of liabilities subject to compromise on the Company's consolidated balance sheets.

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE

               As a result of the Company's Chapter 11 filing, substantially all unsecured pre-petition indebtedness of the Company is subject to compromise.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  These claims are reflected in the September 30, 2004 and June 30, 2004 consolidated balance sheets as liabilities subject to compromise.  Pre-petition claims secured by the Company's assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay.  Pre-petition secured claims (primarily representing amounts borrowed under the Company's pre-petition revolving credit facility) were secured by substantially all of the Company's accounts receivable, inventories, and property, plant and equipment.  These secured claims were satisfied on July 1, 2004.  Although pre-petition claims are generally stayed as part of the first day orders and subsequent motions granted by the Court, the Court approved the Company's motions to pay certain pre-petition obligations essential for the ongoing operation of the Company's business.  The Company has been paying and intends to continue to pay all undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

               Liabilities Subject to Compromise consisted of the following:

	September 30,	June 30,
	2004	2004
	(Dollars in thousands)

Senior Notes, net of unamortized discount	$199,761	$ 199,761
Industrial revenue bonds	14,500	14,500
Accounts payable - trade	4,206	4,206
Other liabilities	13,432	13,432

	$231,899	$ 231,899

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

               Below are condensed consolidated financial statements for the Company.

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2004

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 133,907	$ 3	$ -	$ 133,910
Investments and long-term
assets	154,378	127,336	(127,339)	154,375
Property, plant and equipment, net	55,288	-	-	55,288
	$ 343,573	$ 127,339	$(127,339)	$ 343,573
LIABILITIES AND
SHAREHOLDERS' EQUITY
(DEFICIT)

Current liabilities	$ 197,445	$ 42	$ (42)	$ 197,445
Other long-term liabilities and
deferred credits	43,329	44	(44)	43,329
Liabilities subject to compromise	231,899	-	-	231,899
Shareholders' equity (deficit)	(129,100)	127,253	(127,253)	(129,100)
	$ 343,573	$ 127,339	$(127,339)	$ 343,573

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2004

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS

Current assets	$ 129,051	$ 3	$ -	$ 129,054
Investments and long-term
assets	139,519	119,295	(119,258)	139,556
Property, plant and
equipment, net	119,026	-	-	119,026
	$ 387,596	$119,298	$(119,258)	$ 387,636
LIABILITIES AND
SHAREHOLDERS' DEFICIT

Current liabilities	$ 192,521	$ 42	$ -	$ 192,563
Other long-term liabilities and
deferred credits	42,159	119,256	(119,258)	42,157
Liabilities subject to compromise	231,899	-	-	231,899
Shareholders' deficit	(78,983)	-	-	(78,983)
	$ 387,596	$119,298	$(119,258)	$ 387,636

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended September 30, 2004

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$ 85,179	$ -	$ -	$ 85,179

Cost of products sold	72,507	(8,039)	8,039	72,507
Selling, general and
administrative	3,073	-	-	3,073
Other	718	-	-	718
	76,298	(8,039)	8,039	76,298
Operating income	8,881	8,039	(8,039)	8,881

Other expense	6,559	-	-	6,559

Income from continuing
operations before
reorganization expense
and income taxes	2,322	8,039	(8,039)	2,322

Reorganization expense	(56,969)	-	-	(56,969)

(Loss) income from
continuing operations
before income taxes	(54,647)	8,039	(8,039)	(54,647)

Income tax expense -
continuing operations	578	-	-	578

(Loss) income from
continuing operations	(55,225)	8,039	(8,039)	(55,225)

Income from discontinued
operations, net of tax	1,475	-	-	1,475

Net (loss) income	$ (53,750)	$ 8,039	$ (8,039)	$ (53,750)

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended September 30, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$ 53,687	$ -	$ -	$ 53,687

Cost of products sold	54,322	-	(4)	54,318
Selling, general and
administrative	5,427	4	-	5,431
Other	5,236	-	-	5,236
	64,985	4	(4)	64,985
Operating loss	(11,298)	(4)	4	(11,298)

Other expense	4,603	-	-	4,603

Loss from continuing
operations before
reorganization expense
and income taxes	(15,901)	(4)	4	(15,901)

Reorganization expense	(2,047)	-	-	(2,047)

Loss from continuing
operations before
income taxes	(17,948)	(4)	4	(17,948)

Income tax benefit -
continuing operations	(3,629)	-	-	(3,629)

Loss from continuing
operations	(14,319)	(4)	4	(14,319)

Loss from discontinued
operations, net of tax	(25,095)	-	-	(25,095)

Net loss	$ (39,414)	$ (4)	$ 4	$ (39,414)

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended September 30, 2004

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows from operating
activities:
Net (loss) income	$ (53,750)	$ 8,039	$ (8,039)	$ (53,750)
Reconciliation of net
(loss) income to net
cash used in
operating activities:
Net change in operating
assets and liabilities	(16,825)	-	-	(16,825)
Net change in other long-term
assets and liabilities	(6,079)	(8,039)	8,039	(6,079)
Non-cash items	60,317	-	-	60,317
Net cash used in operating activities	(16,337)	-	-	(16,337)

Net cash used in investing activities	(989)	-	-	(989)

Net cash provided by financing
activities	6,541	-	-	6,541

Net decrease in cash and cash
equivalents	(10,785)	-	-	(10,785)

Cash and cash equivalents -
beginning of period	22,404	3	-	22,407

Cash and cash equivalents -
end of period	$ 11,619	$ 3	$ - _	$ 11,622

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended September 30, 2003

	Mississippi
	Chemical
	Corporation	Subsidiaries
	and Subsidiaries in	not in
	Reorganization	Reorganization	Eliminations	Consolidated
	(Dollars in thousands)
Cash flows from operating
activities:
Net loss	$ (39,414)	$ (4)	$ 4	$ (39,414)
Reconciliation of net
loss to net cash
provided by
operating activities:
Net change in operating
assets and liabilities	23,851	4	(4)	23,851
Net change in other
assets and liabilities	(19,821)	-	-	(19,821)
Non-cash items, net	42,032	-	-	42,032
Net cash provided by operating
activities	6,648	-	-	6,648

Net cash used in investing activities	(1,982)	-	-	(1,982)

Net cash provided by financing
activities	1	-	-	1

Net increase in cash and cash
equivalents	4,667	-	-	4,667

Cash and cash equivalents -
beginning of period	6,102	-	-	6,102

Cash and cash equivalents -
end of period	$ 10,769	$ -	$ - _	$ 10,769

NOTE 5 - LOSS PER SHARE

               Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year, excluding the dilutive common share equivalents arising from stock options using the treasury stock method.

               The number of weighted average common shares outstanding, net of treasury shares, used in the Company's diluted loss per share computations for the three months ended September 30, 2004 and 2003, were 24,257,000 and 25,439,000, respectively.

               Common stock equivalents outstanding at September 30, 2004 and 2003 were not included in the computation of diluted loss per share as a result of the Company incurring a net loss in each of the years, which renders these equivalents antidilutive.  Weighted average common shares outstanding were lower during the three months ended September 30, 2004, primarily as a result of abandonments of shares to the Company by shareholders.

 NOTE 6 - SEGMENT INFORMATION

               At September 30, 2004, the Company had one reportable segment, nitrogen.  The nitrogen segment produces ammonia, ammonium nitrate, nitrogen solutions and nitric acid and distributes these products to fertilizer dealers and distributors, and industrial users.  Prior to June 30, 2004, the Company's diammonium phosphate ("DAP") business represented a separate reportable segment.  DAP is marketed to agricultural users in domestic and international markets.  International DAP sales are made through a separate export association.  At June 30, 2004, the Company determined that its phosphate segment would no longer be a part of its continuing operations.  As a result, the phosphate segment has been reflected as discontinued operations and the related assets and liabilities reflected as assets and liabilities from discontinued operations in the accompanying consolidated financial statements.  Prior to December 2003, the Company had a potash segment that mined and produced agricultural and industrial potash products that were sold to farmers, fertilizer dealers, industries and distributors primarily for use in the southern and western regions of the United States and into export markets.  On December 1, 2003, the Company announced that its wholly owned subsidiaries in its potash segment had signed a definitive agreement to sell substantially all of its potash assets.  As a result of this agreement, the Company's potash operations have been sold and are reflected as discontinued operations.  Prior to March 2004, the Company had a melamine segment that produced melamine crystal, which is a raw material for manufacturers in the construction/remodeling and automotive industries.  The Company's production of melamine began in June 2003.  On March 25, 2004, the Company announced the permanent closure of its melamine operation and its intent to sell this facility.  As a result, the melamine operation has been reflected as discontinued operations and the related assets and liabilities reflected as assets and liabilities from discontinued operations in the accompanying consolidated financial statements.

               Below is the Company's segment information for the three month periods ended September 30, 2004 and 2003.  The Other caption includes corporate allocations, capital expenditures and depreciation, depletion and amortization for our phosphate, potash and melamine/urea operations as well as other corporate activities and consolidating intercompany eliminations.

	Three months ended September 30, 2004
	Nitrogen	Other	Total
	(Dollars in thousands)
Net sales - external customers	$ 84,123	$ -	$ 84,123
Net sales - intersegment	12,524	(12,524)	-
Other revenues	1,056	-	1,056
Operating income (loss)	9,494	(613)	8,881
Depreciation, depletion and amortization	3,035	2,205	5,240
Capital expenditures	1,377	162	1,539

NOTE 6 - SEGMENT INFORMATION (Continued)

	Three months ended September 30, 2003
	Nitrogen	Other	Total
	(Dollars in thousands)
Net sales - external customers	$ 52,532	$ -	$ 52,532
Net sales - intersegment	5,869	(5,869)	-
Other revenues	1,155	-	1,155
Operating loss	(9,751)	(1,547)	(11,298)
Depreciation, depletion and amortization	3,395	4,615	8,010
Capital expenditures	221	1,832	2,053

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE LOSS

                Comprehensive loss is the total of net loss and all other non-owner changes in equity.  The components of comprehensive loss that relate to the Company are net loss, unrealized gains or losses on natural gas derivative transactions, and pension liability adjustments.  As permitted under the provisions of SFAS No. 130, "Reporting Comprehensive Income," these are presented in the Consolidated Statements of Shareholders' (Deficit) Equity.  Derivative transactions may consist of futures contracts, options, swaps, or similar derivative financial instruments related to the price of natural gas.  The changes in the components of accumulated other comprehensive loss during the three months ended September 30, 2004 and 2003 are included below:

	2004
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Accumulated other comprehensive loss
at June 30, 2004	$(16,631)	$ 5,820	$(10,811)

Net unrealized loss on natural gas hedging
activities arising during period	2,815	(1,036)	1,779
Reclassification adjustment for net losses on
natural gas hedging activities realized in net loss	3,003	(1,149)	1,854

Accumulated other comprehensive loss at
September 30, 2004	$(10,813)	$ 3,635	$ (7,178)

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	2003
	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Accumulated other comprehensive loss
at June 30, 2003	$(18,523)	$ 6,477	$(12,046)

Net unrealized loss on natural gas hedging
activities arising during period	(133)	53	(80)
Reclassification adjustment for net gains
on natural gas hedging activities realized in
net loss	(183)	64	(119)

Accumulated other comprehensive loss at
September 30, 2003	$(18,839)	$ 6,594	$(12,245)

Total comprehensive loss for the three months ended September 30, 2004 and 2003, was $50.1 million and $39.6 million, respectively.

NOTE 8 - REORGANIZATION EXPENSE

               Costs directly related to the Company's reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in the consolidated statements of operations.  Reorganization expense for the three months ended September 30, 2004, was approximately $56,969,000, which consisted primarily of an impairment loss of approximately $55,077,000 related to the Company's No. 4 ammonia plant located within the Company's Yazoo City, Mississippi, nitrogen complex, professional fees and severance.  Reorganization expense for the three months ended September 30, 2003, was approximately $2,047,000 which consisted of legal and professional fees.

               In September 2004, our board of directors authorized management to actively market for sale our 175,000 short tons per year ammonia plant in Yazoo City, Mississippi (the "No. 4 Plant"), which has been idle since January 2003.  Accordingly, as required by SFAS No. 144, we tested the asset for impairment at September 30, 2004.  As a basis for the impairment test, we used the anticipated net proceeds that would be realized based on current negotiations to sell the No. 4 Plant to a purchaser that intends to dismantle and relocate the No. 4 Plant.  This test resulted in a pre-tax impairment charge of approximately $55,077,000, which is reflected as a component of reorganization expense in the 2004 consolidated statement of operations.  We have agreed to provide exclusivity to a potential acquirer of the plant until December 31, 2004, to negotiate a binding purchase agreement.  During this exclusivity period, we may not solicit alternate purchasers for the No. 4 Plant.

NOTE 9 - INCOME TAX EXPENSE (BENEFIT)

               For the three-month period ended September 30, 2004, our income tax expense from continuing operations was $578,000, as compared to an income tax benefit of $3,629,000 for the three-month period ended September 30, 2003.  The income tax expense was primarily the result of the increase of our valuation allowance for the deferred tax asset related to federal net operating loss carryforwards that may expire unutilized.  The income tax benefit for the prior year was primarily the result of our net loss from continued operations.

               Our income tax expense from discontinued operations for the three-month period ended September 30, 2004, was $1,049,000, as compared to an income tax benefit of $16,420,000 for the three-month period ended September 30, 2003.  The income tax expense for the three-month period ended September 30, 2004, was primarily the result of our net income on discontinued operations, whereas, the income tax benefit for the prior year was primarily the result of our net losses from discontinued operations.

               We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets.  If we, in our judgment, are not more likely than not to realize any deferred tax assets, then we record valuation allowances against the deferred tax assets.  As of September 30, 2004, we had recorded deferred tax assets arising from federal and state net operating loss carryforwards amounting to approximately $62,600,000 and approximately $16,000,000, respectively.  We estimate that certain deferred tax assets, primarily those arising from federal net operating loss carryforwards and certain state net operating loss carryforwards, may not be realized.  Therefore, we have recorded federal and state valuation allowances amounting to $60,900,000 and $14,400,000 for the three-month period ended September 30, 2004, respectively.

               In connection with the Supplemental DIP that was repaid on July 1, 2004, our wholly owned subsidiary, MCHI, had provided a guarantee on such secured debt.  MCHI indirectly owns our 50%  venture interest in Point Lisas Nitrogen, the operator of an ammonia facility in Point Lisas, Trinidad.  Under U.S. tax laws, this guarantee resulted in a deemed non-cash distribution to us of earnings from MCHI (and effectively our portion of the earnings from Point Lisas Nitrogen).  As of September 30, 2004, these cumulative earnings approximated $54,300,000.  As of September 30, 2004, we have recorded non-current deferred tax liabilities on these earnings of approximately $20,800,000.  Pursuant to a Final Order entered on July 15, 2004, MCHI's guarantee was released and, as a result, we no longer consider Point Lisas Nitrogen's earnings to be reinvested indefinitely.  Accordingly, we expect to record U.S. taxes on those earnings.  Subsequent to these events, MCHI provided a guarantee for the Replacement DIP after Point Lisas Nitrogen repaid its indebtedness to the Export-Import Bank of the United States ("Ex-Im Bank") on September 30, 2004.

               In addition to the U.S. tax expense resulting from the MCHI earnings, we are providing tax expense based on an estimated annual effective tax rate of approximately 3.1%.  This rate reflects approximately $1,600,000 of nondeductible reorganization expenses as well as the increase in our valuation allowances for federal net operating loss carryforwards that may expire unutilized and all deferred state tax assets generated during the year.

NOTE 10 - INVESTMENT IN POINT LISAS NITROGEN LIMITED

                The Company's 50-50 venture with KNC Trinidad, Ltd, Point Lisas Nitrogen, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant located near Point Lisas, The Republic of Trinidad and Tobago.  The plant was placed in service in late July 1998.  The Company has a contractual obligation to purchase one-half of the ammonia, approximately 358,000 short tons per year, produced by Point Lisas Nitrogen.  The Company uses its portion of the production from the venture as a raw material for upgrading into finished fertilizer products at its facilities and for sales into domestic markets.  The Company is accounting for its investment in Point Lisas Nitrogen using the equity method.  These equity in earnings are reflected in the Company's consolidated statements of operations as a reduction in cost of products sold.

               As a result of the Company's filing bankruptcy, it was in default under its ammonia offtake agreement with Point Lisas Nitrogen.  At May 15, 2003, the Company was in arrears to Point Lisas Nitrogen under the ammonia offtake agreement in the amount of $2,622,000.  In November 2003, the Company cured the default pursuant to an order of the Court.  Until September 30, 2004, Point Lisas Nitrogen had a non-recourse loan with Ex-Im Bank that was not guaranteed by the venture partners.  Point Lisas Nitrogen pre-paid its loan to Ex-Im Bank on September 30, 2004, including a $1.1 million prepayment premium.

               On October 8, 2003, the Company signed the Koch Stalking Horse Agreement (see Note 2) with Koch to sell its interests in Point Lisas Nitrogen.  Subsequently, and in conjunction with the Supplemental DIP Order, the Company withdrew its motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of the Koch Break-Up Fee of approximately $3,800,000.

               Point Lisas Nitrogen's financial position as of September 30, 2004 and June 30, 2004, and its results of operations for the three months ended September 30, 2004 and 2003, are summarized below:

               Summarized Balance Sheet Information:

	September 30,	June 30,
	2004	2004
	(Dollars in thousands)
Assets
Restricted cash	$ 3,221	$ 82,844
Other current assets	29,088	22,027
Non-current assets	239,008	243,026

Total assets	$271,317	$347,897

Liabilities and Stockholders' Equity
Long-term debt due within one year	$ -	$ 93,473
Other current liabilities	13,837	13,022
Stockholders' equity	257,480	241,402

Total liabilities and stockholders' equity	$271,317	$347,897

NOTE 10 - INVESTMENT IN POINT LISAS NITROGEN LIMITED (Continued)

               Summarized Statement of Operations Information:

	Three months ended September 30,
	2004	2003
	(Dollars in thousands)

Revenues	$ 35,970	$ 21,769
Operating income	14,046	3,324
Net income	16,078	4,800

NOTE 11 - DISCONTINUED OPERATIONS

               Melamine and Urea Assets.  On March 25, 2004, we announced the permanent closure of our melamine and urea operations at our Donaldsonville, Louisiana, facility.  We have initiated efforts to locate a buyer and have committed to a plan to dispose of these assets.  In accordance with SFAS No. 144, at September 30, 2004, our melamine and urea operations have been reflected as discontinued operations and the related assets and liabilities classified as assets and liabilities from discontinued operations.  Melamine and urea operations in previous periods have also been reclassified in accordance with SFAS No. 144.  Corporate allocations have been excluded from discontinued operations.

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

               Potash Assets.  During the quarter ended September 30, 2003, the Company's board of directors authorized its management to actively market for sale the long-lived assets of Mississippi Potash, Inc. and its subsidiary (the "Potash Assets").  Accordingly, at September 30, 2003, the Potash Assets were classified as assets held for sale and all related depreciation expense ceased.  As required by SFAS No. 144, the Company tested the Potash Assets for impairment at September 30, 2003.  This test resulted in a pre-tax impairment charge of $34,022,000, which is reflected as a component of discontinued operations in the consolidated statement of operations for the three months ended September 30, 2003.  Significant judgments and estimates were used in performing the impairment test in accordance with SFAS No. 144.

               On December 1, 2003, the Company committed to a plan of disposal with its announcement of a definitive agreement by its subsidiaries to sell the Potash Assets to two wholly-owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural resources company.  On March 2, 2004, these assets were sold.  As a result of this agreement, at December 31, 2003, the Company's potash operations were reflected as discontinued operations.  Corporate allocations have been excluded from discontinued operations.

NOTE 11 - DISCONTINUED OPERATIONS (Continued)

               Summary.  The following tables summarize financial information for the Company's discontinued operations:

               Balance sheet of discontinued operations:

	September 30,	June 30,
	2004	2004
	(Dollars in thousands)

Accounts receivable	$ 4,764	$ 6,306
Inventories	17,264	11,346
Property, plant and equipment	14,071	13,909
Other	2,314	2,783

Current assets of discontinued operations	38,413	34,344

Accounts payable	6,730	6,295
Accrued liabilities	2,544	4,028
Other	4,554	4,024

Current liabilities of discontinued operations	13,828	14,347

Net assets of discontinued operations	$ 24,585	$ 19,997

               Net sales and loss from discontinued operations:

	Three months ended September 30,
	2004	2003
	(Dollars in thousands)
Net sales:
Melamine and urea assets	$ -	$ 4,596
Potash assets	-	16,473
Phosphate assets	33,272	25,433
	$ 33,272	$ 46,502
Income (loss) from discontinued operations
before income taxes:
Melamine and urea assets	$ (2)	$ (1,935)
Potash assets	(1)	(37,379)
Phosphate assets	2,527	(2,201)
	$ 2,524	$(41,515)
Income tax expense (benefit):
Melamine and urea assets	$ -	$ (701)
Potash assets	-	(14,942)
Phosphate assets	1,049	(777)
	$ 1,049	$(16,420)
Income (loss) from discontinued operations:
Melamine and urea assets	$ (2)	$ (1,234)
Potash assets	(1)	(22,437)
Phosphate assets	1,478	(1,424)
	$ 1,475	$(25,095)

NOTE 12 - RETIREMENT PLANS

                In December 2003, SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits," was revised to require additional disclosures during interim reporting periods.  We have adopted the provisions of this revision, which became effective for interim reporting periods beginning after December 31, 2003.

               Net periodic pension expense includes the following components:

	Three months ended
	September 30,
	2004	2003
Net periodic pension (benefit) expense:
Service cost	$ -	$ -
Interest cost	1,789	1,785
Expected return on plan assets	(2,011)	(1,758)
Net amortization	-	(18)
Recognized losses	56	132

Net periodic pension (benefit) expense	$ (166)	$ 141

Contributions paid	$ -	$ -

                During fiscal 2003, we froze our retirement benefits.  Any participant who was an active employee on the freeze date was automatically 100% vested regardless of years of service.  We are not required nor do we anticipate making contributions into the plan during the remainder of fiscal 2005.

NOTE 13 - ACCOUNTING PRONOUNCEMENTS

               There have been no new accounting pronouncements issued during the quarter ended September 30, 2004, that we anticipate having a material effect on our consolidated financial statements.  Refer to our accounting policies in our most recent Annual Report on Form 10-K, as amended, which is on file with the Securities and Exchange Commission.

NOTE 14 - GUARANTOR SUBSIDIARIES

               Payment obligations under our 7.25% Senior Notes, due November 15, 2017, issued pursuant to that certain indenture, dated as of November 25, 1997, are fully and unconditionally guaranteed on a joint and several basis by Mississippi Nitrogen, Inc., and MissChem Nitrogen, L.L.C. (the "Guarantor Subsidiaries"), our wholly owned direct subsidiary and our wholly owned indirect subsidiary, respectively.  Condensed consolidating financial information regarding the parent company, Guarantor Subsidiaries and non-guarantor subsidiaries for September 30, 2004 and 2003 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended September 30, 2004
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 45,046	$ 52,026	$ (12,949)	$ 84,123
Other	2,904	1,056	-	(2,904)	1,056
	2,904	46,102	52,026	(15,853)	85,179

Operating expenses:
Cost of products sold	-	44,231	41,363	(13,087)	72,507
Selling, general and
administrative	2,602	1,578	1,799	(2,906)	3,073
Other	-	-	718	-	718
	2,602	45,809	43,880	(15,993)	76,298
Operating income	302	293	8,146	140	8,881

Other (expense) income:
Interest, net	(7,085)	(15)	(1)	-	(7,101)
Other	(41,689)	1,200	27	41,004	542

(Loss) income from continuing
operations before
reorganization expense and
income taxes	(48,472)	1,478	8,172	41,144	2,322

Reorganization expense	(1,834)	(55,113)	(22)	-	(56,969)

(Loss) income from continuing
operations before income
taxes	(50,306)	(53,635)	8,150	41,144	(54,647)

Income tax expense (benefit)	3,444	(19,103)	20	16,217	578

(Loss) income from continuing
operations	(53,750)	(34,532)	8,130	24,927	(55,225)

Income from discontinued
operations	-	-	1,475	-	1,475

Net (loss) income	$(53,750)	$(34,532)	$ 9,605	$ 24,927	$(53,750)

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended September 30, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$ -	$ 24,503	$ 49,094	$ (21,065)	$ 52,532
Other	-	1,155	-	-	1,155
	-	25,658	49,094	(21,065)	53,687

Operating expenses:
Cost of products sold	-	26,580	49,268	(21,530)	54,318
Selling, general and
administrative	(341)	1,716	4,056	-	5,431
Other	-	5,089	147	-	5,236
	(341)	33,385	53,471	(21,530)	64,985
Operating income (loss)	341	(7,727)	(4,377)	465	(11,298)

Other (expense) income:
Interest, net	(5,190)	(41)	(3)	-	(5,234)
Other	(34,338)	(1,149)	55	36,063	631

Loss from continuing
operations before
reorganization expense and
income taxes	(39,187)	(8,917)	(4,325)	36,528	(15,901)

Reorganization expense	(1,963)	(38)	(46)	-	(2,047)

Loss from continuing
operations before income
taxes	(41,150)	(8,955)	(4,371)	36,528	(17,948)

Income tax (benefit) expense	(1,736)	2,774	(494)	(4,173)	(3,629)

Loss from continuing
operations	(39,414)	(11,729)	(3,877)	40,701	(14,319)

Loss from discontinued
operations	-	-	(25,095)	-	(25,095)

Net loss	$(39,414)	$(11,729)	$ (28,972)	$ 40,701	$(39,414)

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2004
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 11,606	$ 1	$ 15	$ -	$ 11,622
Receivables, net	102,760	1,486	31,492	(102,707)	33,031
Inventories	-	21,627	5,249	208	27,084
Prepaid expenses and other
current assets	18,088	5,078	2,337	(1,743)	23,760
Assets of discontinued operations	-	-	38,413	-	38,413

Total current assets	132,454	28,192	77,506	(104,242)	133,910

Investments in affiliates	51,476	65,359	127,410	(103,063)	141,182
Other assets	101,531	6,755	172,283	(267,376)	13,193
Property, plant and equipment, net	1,889	44,100	9,299	-	55,288

Total assets	$287,350	$ 144,406	$ 386,498	$(474,681)	$ 343,573

Liabilities and Shareholders'
Equity (Deficit)
Current liabilities:
Long-term debt due within
one year	$162,080	$ -	$ -	$ -	$ 162,080
Accounts payable	18,393	4,134	76,685	(83,751)	15,461
Accrued liabilities and other	3,066	3,568	904	(1,462)	6,076
Liabilities of discontinued
operations	-	-	17,776	(3,948)	13,828

Total current liabilities	183,539	7,702	95,365	(89,161)	197,445

Other long-term liabilities and
deferred credits	24,327	29,953	3	(10,954)	43,329
Liabilities subject to compromise	208,584	66,665	198,233	(241,583)	231,899

Shareholders' (deficit) equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,618	(660,333)	306,063
Accumulated deficit	(399,791)	(284,630)	(301,661)	586,291	(399,791)
Accumulated other
comprehensive loss	(7,178)	-	-	-	(7,178)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders'
(deficit) equity	(129,100)	40,086	92,897	(132,983)	(129,100)

Total liabilities and
shareholders' (deficit) equity	$ 287,350	$ 144,406	$ 386,498	$(474,681)	$ 343,573

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2004
	Parent	Guarantor	Non-Guarantor
(Dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 22,389	$ 1	$ 17	$ -	$ 22,407
Receivables, net	76,273	-	31,264	(79,612)	27,925
Inventories	-	25,013	6,728	(244)	31,497
Prepaid expenses and other
current assets	6,228	3,948	2,926	(221)	12,881
Assets of discontinued operations	-	-	34,344	-	34,344
Total current assets	104,890	28,962	75,279	(80,077)	129,054

Investments in affiliates	93,163	64,656	119,368	(144,068)	133,119
Other assets	133,082	-	132,555	(259,200)	6,437
Property, plant and equipment, net	2,175	108,215	8,636	-	119,026

Total assets	$ 333,310	$ 201,833	$ 335,838	$(483,345)	$387,636

Liabilities and Shareholders'
(Deficit) Equity

Current liabilities:
Debt due within one year	$ 151,533	$ -	$ -	$ -	$151,533
Accounts payable	21,925	19,909	38,986	(64,418)	16,402
Accrued liabilities and other	5,879	2,780	837	785	10,281
Liabilities of discontinued
operations	-	-	14,347	-	14,347

Total current liabilities	179,337	22,689	54,170	(63,633)	192,563

Other long-term liabilities and
deferred credits	24,372	37,860	119,356	(139,431)	42,157

Liabilities subject to compromise	208,584	66,665	198,233	(241,583)	231,899

Shareholders' (deficit) equity:
Common stock	280	1	58,940	(58,941)	280
Additional paid-in capital	306,063	324,715	335,618	(660,333)	306,063
Accumulated deficit	(346,041)	(250,097)	(430,479)	680,576	(346,041)
Accumulated other
comprehensive loss	(10,811)	-	-	-	(10,811)
Treasury stock, at cost	(28,474)	-	-	-	(28,474)

Total shareholders' (deficit) equity	(78,983)	74,619	(35,921)	(38,698)	(78,983)

Total liabilities and shareholders'
(deficit) equity	$ 333,310	$ 201,833	$ 335,838	$(483,345)	$387,636

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended September 30, 2004
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$ (53,750)	$ (34,532)	$ 9,605	$ 24,927	$ (53,750)
Reconciliation of net (loss) income
to net cash (used in) provided by
operating activities:
Net change in operating assets
and liabilities	(40,264)	(14,144)	39,004	(1,421)	(16,825)
Depreciation, depletion and
amortization	2,205	2,903	132	-	5,240
Impairment of long-lived
assets	-	55,077	-	-	55,077
Change in deferred loss on
hedging activities, net of tax	778	-	-	-	778
Equity earnings in
unconsolidated affiliates	41,596	(1,198)	(8,045)	(41,005)	(8,652)
Deferred income taxes and
other	2,575	(20,269)	1,990	17,499	1,795
Net cash (used in) provided by
operating activities	(46,860)	(12,163)	42,686	-	(16,337)

Cash flows from investing activities:
Purchases of property, plant and
equipment	29	(612)	(956)	-	(1,539)
Proceeds from sale of assets	35	-	15	-	50
Other	-	495	5	-	500
Net cash provided by (used in)
investing activities	64	(117)	(936)	-	(989)

Cash flows from financing activities:
Debt proceeds	162,080	-	-	-	162,080
Debt payments	(151,533)	-	-	-	(151,533)
Financing fees	(4,006)	-	-	-	(4,006)
Net change in affiliate notes	29,472	12,280	(41,752)	-	-
Net cash provided by (used in)
financing activities	36,013	12,280	(41,752)	-	6,541

Net decrease in cash and cash
equivalents	(10,783)	-	(2)	-	(10,785)

Cash and cash equivalents -
beginning of period	22,389	1	17	-	22,407

Cash and cash equivalents -
end of period	$ 11,606	$ 1	$ 15	$ -	$ 11,622

NOTE 14 - GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended September 30, 2003
	Parent	Guarantor	Non-Guarantor
(In thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$ (39,414)	$ (11,729)	$ (28,972)	$ 40,701	$ (39,414)
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL.  The following is management's discussion and analysis of results of operations and financial condition, which should be read in conjunction with our audited financial statements and related notes for the fiscal year ended June 30, 2004, in our most recent Annual Report on Form 10-K, as amended, which is on file with the Securities and Exchange Commission.

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

On June 6, 2003, the Court appointed the Official Committee of Unsecured Creditors (the "Creditors' Committee") to represent the interests of the unsecured creditors.  The Creditors' Committee monitors our financial condition and restructuring activities.  We are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals to the extent allowed by the Court.  As of September 30, 2004, we have paid fees and expenses of the Creditor's Committee during the Case in the amount of $3.9 million.

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

On November 26, 2003, our subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., entered into a stalking horse agreement to sell substantially all of their assets to subsidiaries of Intrepid Mining LLC (the "Intrepid Stalking Horse Agreement").  On March 2, 2004, these assets were sold.  As of September 30, 2004, we had received approximately $27.9 million related to the sale and had a receivable of approximately $500,000 recorded on our books for the remainder of the purchase price attributable to a purchase price holdback held in escrow for contingent indemnification obligations.  In October 2004, we received the remaining $500,000.

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

On June 25, 2004, the Court entered an Interim Order permitting the $182.5 million Replacement DIP provided by the New York-based lenders Citigroup Global Markets, Inc., an affiliate of Citigroup, Perry Principals Investments, LLC, an affiliate of Perry Capital and V&aumlrde Investment Partners, L.P., an affiliate of V&aumlrde Partners, Inc.  The parties entered into the Replacement DIP on July 1, 2004, and the Court entered a Final Order approving the Replacement DIP on July 15, 2004.  The Replacement DIP, which includes a $22.5 million revolving credit facility provided solely by an affiliate of Citigroup, replaced all of the Company's pre-petition and post-petition secured debt, a portion of which matured on June 30, 2004.  The maturity of the Replacement DIP is the earlier of the Company's exit from bankruptcy or December 31, 2004, and the Company has the option to extend the maturity through June 30, 2005, under certain conditions.

On August 9, 2004, Terra Industries Inc. (NYSE: TRA) and the Company announced a definitive agreement under which Terra will acquire the Company for an estimated total value as of that date of approximately $268 million.  As of the announcement date, the transaction consideration included estimated cash and assumed debt of $161 million and stock of $107 million, and the final value will depend on Terra's share price at closing and closing adjustments.  As of October 31, 2004, estimated total value of the transaction consideration was $314.0 million consisting of cash and assumed debt of approximately $165.0 million and stock of $149.0 million.  Prior to the close of the transaction, Mississippi Phosphates will either be sold to a third party or transferred to its unsecured creditors pursuant to the amended plan.  Both companies' Boards of Directors have unanimously approved the transaction.  The Creditors' Committee, our largest unsecured creditors, and the Replacement DIP lenders also support the transaction.  The Terra transaction is expected to close no later than the first quarter of calendar 2005.  More information related to the transaction can be found in the Stock Purchase Agreement filed on Form 8-K by Terra on August 9, 2004, and in our Current Reports on Form 8-K filed with the SEC on August 9, 2004 and September 8, 2004.

On September 2, 2004, the Debtors filed an amended joint plan of reorganization with the Court that replaced the Original Plan.  On October 22, 2004, the Company filed a second amended plan that replaced the first amended plan (the "Amended Plan").  The primary purpose of the Amended Plan is to facilitate the acquisition of the Company by Terra.  If the Terra transaction is not consummated, the Amended Plan provides that the Company will emerge from bankruptcy on a stand-alone basis.  In either instance, the Amended Plan obligates the Company to dispose of Mississippi Phosphates either through a sale of stock or assets, or if such sale is not consummated, by a distribution of the stock or assets of such business to the unsecured creditors of Mississippi Phosphates.

Under the Amended Plan, Terra will acquire the Company.  Perry Principals Investments LLC, an affiliate of Perry Capital Management Inc., and Citigroup Global Markets, Inc., an affiliate of Citigroup, have entered into a commitment to extend the term of the term loan portion of the Replacement DIP beyond Mississippi Chemical's emergence from bankruptcy until four years from the closing of the Terra transaction.  Terra and the Company will use existing cash on hand to reduce the principal amount of this term loan to $125 million from $160 million and satisfy all other cash payments to creditors required by the Amended Plan.  In addition, Terra would issue to certain of the Company's unsecured creditors 14.75 million shares of Terra common stock and an amount of preferred stock, subject to certain post-closing adjustments as specified in the definitive agreement.  Assuming the Closing Share Price (as defined in the definitive agreement) is equal to $7.65, (Terra's closing share price on Friday, October 29, 2004), the Company's unsecured creditors would receive Terra common stock with a value of $113.0 million plus the preferred stock.  The preferred stock to be issued to unsecured creditors will initially be set with a liquidation preference of $40.2 million.  The projected working capital and other closing adjustments are currently anticipated to total a negative $5.9 million.  Under this projected scenario, Terra will issue preferred stock with a liquidation preference of $34.3 million and, within ten months of closing, Terra will have the option, but not the obligation, to redeem the preferred stock for 4.5 million to 5.5 million shares of Terra common stock to be determined based upon Terra's stock price at closing.  Based upon a Closing Share Price of $7.65 per share, Terra would have the right to redeem the preferred stock for 4.5 million Terra common shares.  The final amount of the working capital and other post-closing adjustments will depend on various factors including, but not limited to: business performance, commodity prices and the terms of final separation of Mississippi Phosphates.  The agreement also provides that Terra will issue 250,000 additional shares of Terra common stock for distribution to the Company's shareholders.

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

On October 22, 2004, the Court entered a Final Order approving the Company's Disclosure Statement to be distributed to certain persons holding qualified interests or claims with respect to the Company's bankruptcy estate.  The Court established October 29, 2004, as the record date for mailing the Amended Plan and Disclosure Statement.  The deadline for submission of votes on the Amended Plan is November 30, 2004.  The Court has set on its calendar a preliminary hearing and final hearing for confirmation of the Amended Plan for December 7, 2004, and December 8, 2004, respectively.

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

SEGMENTS.  Our continuing operations consist of nitrogen facilities in Yazoo City, Mississippi, and Donaldsonville, Louisiana, our 50% interest in Point Lisas Nitrogen Limited in The Republic of Trinidad and Tobago, and our 50% interest in an ammonia terminal located near Houston, Texas.  Our nitrogen business unit produces nitrogen products that are sold to fertilizer dealers, distributors, and industrial users located primarily in the southern region of the United States.  During fiscal 2004, we reduced the size and scope of our operations.  On March 2, 2004, our potash assets in Carlsbad, New Mexico, were sold for approximately $28.4 million and the proceeds were used to reduce debt.  Our melamine and related urea operations in Donaldsonville, Louisiana, were permanently shut down on March 24, 2004.  In June 2004, our board of directors authorized management's commitment to a plan to divest of our wholly owned subsidiary, Mississippi Phosphates Corporation ("Mississippi Phosphates"), as part of our plan to emerge from bankruptcy.  As a result of these changes, the financial results of these operations are classified as discontinued operations.

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

We have identified and described the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements.  Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these related disclosures.  Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.  Details regarding these policies are described in our most recent Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.  There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations during the three-month period ended September 30, 2004.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

OVERVIEW.  For the quarter ended September 30, 2004, we incurred a net loss of $53.8 million (or $2.22 per diluted share), compared to a net loss of $39.4 million (or $1.55 per diluted share) for the same prior-year period.  Included in the losses for these periods were after-tax results from discontinued operations related to our potash, phosphate and melamine/urea segments of $1.5 million income for the three months ended September 30, 2004, and a loss of $25.1 million for the three months ended September 30, 2003.  Prior-year results from discontinued operations include a pre-tax impairment charge of $34.0 million related to our potash assets.

Net sales increased to $84.1 million for the quarter ended September 30, 2004, from $52.5 million in the same prior-year period.  We had operating income from continuing operations of $8.9 million in the current quarter, compared to an operating loss from continuing operations of $11.3 million in the prior-year quarter.

NET SALES

OVERVIEW.  Our net sales increased 60% to $84.1 million for the quarter ended September 30, 2004, from $52.5 million for the quarter ended September 30, 2003.  This increase was the result of higher sales prices for all of our nitrogen products, combined with significantly higher sales volumes of ammonium nitrate and nitrogen solutions.

The following tables summarize our sales results by business unit for the three months ended September 30:

			%
	2004	2003	Inc. (Dec.)
Net Sales (in thousands):
Nitrogen	$ 83,934	$ 51,841	62%
Other	189	691	(73)%

Net Sales	$ 84,123	$ 52,532	60%

			%
	2004	2003	Inc. (Dec.)
Tons Sold (in thousands):
Nitrogen:
Ammonia	163	179	(9)%
Ammonium nitrate	152	91	67%
Nitrogen solutions	126	10	1160%
Nitric acid	15	6	150%
Total Nitrogen	456	286	59%

			%
	2004	2003	Inc. (Dec.)
Average Sales Price Per Ton:
Nitrogen	$ 184	$ 181	2%

NITROGEN.  Our nitrogen sales increased 62% as a result of higher volumes and improved prices.  The average selling price for ammonia, ammonium nitrate, and nitrogen solutions increased 25%, 13% and 20% respectively.  A tightening of world supply/demand balances, along with concerns about U.S. natural gas costs, led to these nitrogen price increases.  During most of the quarter ended September 30, 2003, we shut down significant portions of our Yazoo City facility in response to high natural gas costs and in an effort to manage inventory levels as a result of poor spring demand in 2003.  This allowed the Company to conserve cash flow during the negotiation of its debtor-in-possession credit facility with a group of lenders.  The Yazoo City facility returned to production in late September 2003.

Substantially all of our ammonia sales are to industrial customers.  Our ammonia sales prices increased 25% while our volume decreased 9%.  This decrease in volume was due to the temporary closure of part of one customer's production.  This facility has since restarted.  Ammonia sales prices increased as downtime at production points in Algeria, Indonesia and Russia caused the world supply/demand balances to tighten.  In addition, market concerns about the effect on U.S. production of volatile U.S. natural gas prices placed upward pressure on ammonia prices.

Ammonium nitrate sales prices increased 13% and sales volume increased 67%.  The increase in sales volume was due primarily to increased production at Yazoo City as well as strong demand as compared to the same period last year.  As noted above, production was curtailed last year.  Prices were higher due to supply/demand balance and concern about volatile U.S. natural gas prices.  We ended the quarter with less than 1,000 tons in inventory as demand continued to be strong.

Nitrogen solution sales prices increased 20% and sales volume increased 1160%.  The increase in sales volume was due primarily to increased production at Yazoo City as compared to the same period last year.  As noted above, production was curtailed last year.  Prices were higher due to supply/demand balance and concern about volatile U.S. natural gas prices.  Inventories are at low levels compared to historic averages.

OTHER REVENUES

Our other revenues for the quarter ended September 30, 2004 and September 30, 2003, were $1.1 million and $1.2 million, respectively, and consisted primarily of facility fees earned by our Yazoo City facility that supplies dinitrogen tetroxide (N204) to the United States Department of Defense.

COST OF PRODUCTS SOLD

Our cost of products sold increased for the quarter ended September 30, 2004, to $72.5 million, from $54.3 million in same prior-year period.  As a percentage of net sales, cost of products sold decreased to 86% for current quarter from 103% for the prior year quarter.  This decrease was the result of higher sales prices and lower costs per ton.

Our nitrogen costs per ton decreased 14% from the same prior-year period.  This decrease was the result of higher operating rates at our Yazoo City facility during the quarter ended September 30, 2004, compared to being curtailed in the prior-year quarter.  In addition, lower third-party ammonia purchases and recording equity in earnings of $8.0 million from Point Lisas Nitrogen helped lower cost per ton compared to the same prior-year period.  These equity in earnings are reflected in our consolidated statements of operations as a reduction in cost of products sold. This combination offset the result of higher natural gas costs at our domestic production facilities.  The average price of natural gas, net of futures gains and losses, at our domestic nitrogen production facilities increased approximately 22% to $6.34 per MMBtu.

Our portion of the earnings from Point Lisas Nitrogen was $8.0 million for the quarter ended September 30, 2004.  During the quarter ended September 30, 2003, we did not record equity earnings from our 50/50 venture anhydrous ammonia plant in Trinidad because of an agreement we had entered into to sell our interests in this facility. However, this transaction was not consummated pursuant to the Supplemental DIP Order (described below under the heading "Liquidity and Capital Resources").  Earnings from Point Lisas Nitrogen for the quarter ended September 30, 2003, were recorded during the quarter ended December 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses decreased to $3.1 million for the quarter ended September 30, 2004, from $5.4 million during the quarter ended September 30, 2003.  This decrease was primarily the result of lower costs for labor and benefits as well as lower professional consultant costs compared to the prior-year period.  In fiscal 2004, due to the freezing of our retirement benefits in April 2003, we were required to recognize all unamortized prior service cost.  The absence of this cost during the quarter ended September 30, 2004, reduced our benefit costs, as compared to the prior year.  As a percentage of net sales, selling, general and administrative expenses decreased to 4% in the quarter ended September 30, 2004, from 10% in the same prior-year period.

OTHER OPERATING EXPENSES

Our other operating expenses decreased to $718,000 during the quarter ended September 30, 2004, from $5.2 million during the same prior-year period.  This decrease resulted from a reduction in idle plant costs.  Portions of our ammonia production capacities were idled during the quarter ended September 30, 2004, primarily due to the unfavorable relationship between product prices and natural gas prices.  During the quarter ended September 30, 2003, the majority of our ammonia, nitric acid and nitrogen solutions production facilities were temporarily idled in response to high natural gas costs and in an effort to manage inventory levels as a result of poor spring demand in 2003.  This allowed the Company to conserve cash as we negotiated a debtor-in-possession credit facility.

INTEREST, NET

Our net interest expense increased to $7.1 million for the quarter ended September 30, 2004, from $5.2 million during the same prior-year period.  The interest rates on our secured debt during the quarter ended September 30, 2004, were higher than the rates on such debt during the prior year period.  In addition, we had higher average debt balances during the current year period.

The Company has allocated a portion of its consolidated interest expense to discontinued operations in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 87-24, "Allocation of Interest to Discontinued Operations."  For the quarter ended September 30, 2004, interest allocated to discontinued operations was $396,000.

OTHER INCOME

Other income decreased to $542,000 in the quarter ended September 30, 2004, from $631,000 in the same prior year period.  Other income for the three months ended September 30, 2004 and 2003, primarily consisted of income from one of our 50% owned joint ventures.

REORGANIZATION EXPENSE

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as reorganization expense in our consolidated statements of operations.  Reorganization expense for the quarter ended September 30, 2004, was approximately $57.0 million and consisted primarily of an impairment loss of approximately $55.1 million related to our small ammonia plant located within our Yazoo City, Mississippi, nitrogen complex, professional fees, and legal expense.  Reorganization expense for the quarter ended September 30, 2003, was approximately $2.0 million and consisted of legal and other professional fees.

In September 2004, our board of directors authorized management to actively market for sale our 175,000 short tons per year ammonia plant in Yazoo City, Mississippi (the "No. 4 Plant"), which has been idle since January 2003.  Accordingly, as required by SFAS No. 144, we tested the asset for impairment at September 30, 2004.  As a basis for the impairment test, we used the anticipated net proceeds that would be realized based on current negotiations to sell the No. 4 Plant to a purchaser that intends to dismantle and relocate the No. 4 Plant.  This test resulted in a pre-tax impairment charge of approximately $55.1 million, which is reflected as a component of reorganization expense in the 2004 consolidated statement of operations.  We have agreed to provide exclusivity to a potential acquirer of the plant until December 31, 2004, to negotiate a binding purchase agreement.  During this exclusivity period, we may not solicit alternate purchasers for the No. 4 Plant.

INCOME TAX EXPENSE (BENEFIT)

For the quarter ended September 30, 2004, our income tax expense from continuing operations was $578,000, as compared to an income tax benefit of $3.6 million for the quarter ended September 30, 2003.  The income tax expense for the quarter ended September 30, 2004, is primarily the result of the increase of our valuation allowance for the deferred tax asset related to federal net operating loss carryforwards that may expire unutilized.  The income tax benefit for the prior year was primarily a result of our net losses from continuing operations.

Our income tax expense from discontinued operations for the three-month period ended September 30, 2004, was $1.0 million, as compared to an income tax benefit of $16.4 million for the three-month period ended September 30, 2003.  The income tax expense for the quarter ended September 30, 2004, is primarily the result of our net income from discontinued operations.  The income tax benefit for the prior year was primarily the result of our net losses from discontinued operations, which included a pre-tax impairment charge of $34.0 million related to our potash assets..

DISCONTINUED OPERATIONS

MELAMINE AND UREA ASSETS.  In March 2004, we announced the permanent closure of our melamine and urea operations at our Donaldsonville, Louisiana facility.  Acting on authority granted by our board of directors, we have committed to a plan of disposal of these assets.  As a result of this announcement and meeting the requirements for classification as discontinued operations in accordance with SFAS No. 144, at September 30, 2004 and June 30, 2004, our melamine and urea operations have been reflected as discontinued operations.  Melamine and urea operations in previous periods presented have also been reclassified in accordance with SFAS No. 144.  Corporate allocations have been excluded from discontinued operations.  We have recorded an after-tax loss from discontinued operations of $2,000 for the three months ended September 30, 2004, and have recorded an after-tax loss from discontinued operations of $1.2 million for the quarter ended September 30, 2003.

PHOSPHATE ASSETS.  In June 2004, our board of directors authorized a plan to dispose of Mississippi Phosphates as part of our plan to emerge from bankruptcy pursuant to the amended plan.  This subsidiary will either be sold to a third party or transferred to the unsecured creditors of Mississippi Phosphates.  Based on that decision and in accordance with SFAS No. 144, our phosphate operations have been reflected as discontinued operations.  Corporate allocations have been excluded from discontinued operations.  During the quarter ended September 30, 2004, we recorded after-tax income from discontinued operations of $1.5 million.  During the quarter ended September 30, 2003, we recorded an after-tax loss of $1.4 million.

POTASH ASSETS.  During our first quarter of fiscal 2004, our board of directors authorized management to actively market for sale the Potash Assets.  On March 2, 2004, these assets were sold for approximately $28.4 million.  As a result, our potash operations have been reflected as discontinued operations.  Corporate allocations were excluded from discontinued operations.  During the quarter ended September 30, 2004, we recorded an after-tax loss from discontinued operations of $1,000.  During the quarter ended September 30, 2003, we recorded an after-tax loss from discontinued operations of $22.4 million, which includes the pre-tax impairment charge of $34.0 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had cash and cash equivalents of $11.6 million, compared to $22.4 million at June 30, 2004, a decrease of approximately $10.8 million.

               Debtor-in-Possession Financing Overview

               On May 16, 2003, the Court entered an Interim Order approving our request, on an interim basis, for a debtor-in-possession financing facility with Harris Trust and Savings Bank and a syndicate of six other lenders (the "Original DIP Lenders") to provide up to $37.5 million in financing (the "Interim Credit Facility").  On October 2, 2003, the Court entered a Final Order that approved certain amendments to the Interim Credit Facility to permit borrowings of up to $32.5 million on a revolving credit basis (the "DIP Credit Facility") through June 30, 2004.  The DIP Credit Facility was reduced to $22.5 million as a result of the sale of our Potash Assets in March 2004.  Pursuant to a Final Order entered on December 19, 2003, the Investors (as defined below in this Item 2 under the heading "Supplemental Debtor-in-Possession Term Loan") provided the Supplemental DIP to us in the amount of $97.6 million, and subsequently concluded a tender offer to the Original DIP Lenders on January 23, 2004 for the remainder of our pre-petition secured debt.  On July 15, 2004, the Court entered a Final Order authorizing the Replacement DIP entered into on July 1, 2004, which paid off all of our prior secured debt.

               Replacement Debtor-in-Possession Credit Facility

               On June 25, 2004, the Court entered an Interim Order approving our request, on an interim basis, for the Replacement DIP with Citigroup Global Markets, Inc., Perry Principals Investments, LLC, V&aumlrde Partners, Inc. and Citicorp North America, Inc. (the "Replacement DIP Lenders") to provide up to $182.5 million in financing.  The Replacement DIP consists of a $160 million term loan (the "Term Loan") provided by Citigroup (34.375%), Perry (50%), and V&aumlrde (15.625%) and up to $22.5 million in revolving credit loans provided solely by Citigroup (the "Revolving Loans" and collectively with the Term Loan, the "Replacement Loans").  The Replacement Loans were funded on July 1, 2004.  On July 15, 2004, the Court entered a Final Order that approved the Replacement DIP.  The Replacement DIP terminates upon the earlier to occur of (a) December 31, 2004, (b) the date that a plan of reorganization confirmed by the Court becomes effective, or (c) the date on which the Replacement DIP Lenders terminate the Replacement DIP in connection with an event of default thereunder.  We have the option to extend the maturity through June 30, 2005, under certain conditions.  Mississippi Chemical Corporation is the borrower under the Replacement DIP and its subsidiaries who are Debtors are guarantors.  Effective September 30, 2004, Point Lisas Nitrogen paid off its loan to Ex-Im Bank.  As a result, MCHI, a non-Debtor, became a guarantor as required by the Replacement DIP.

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

               Collateral Security and Guarantees.  Pursuant to the Final Order for the Replacement DIP, the Replacement DIP Lenders have been granted superpriority claim status in the Case with a first lien on substantially all of the Debtors' assets (including all cash collateral and proceeds of inventory and accounts receivable).  Our use of cash collateral and proceeds of inventory and accounts receivable generated in the ordinary course of business is limited to the payment of certain expenses and application to the Replacement DIP.  All of our subsidiaries which are Debtors and MCHI have guaranteed the Replacement DIP (the "Replacement DIP Guarantors").

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

Dollars in Millions

Through end of:
	Sep. 04	Oct-04	Nov-04	Dec-04	Jan-05	Feb-05	Mar-05	Apr-05	May-05	Jun-05
Minimum
EBITDA	$ (3.0)	$ (2.5)	$ (2.0)	$ (2.0)	$ -	$ 1.0	$ 2.0	$ 4.0	$ 5.5	$ 6.5

At the time of a disposition of Mississippi Phosphates, the minimum EBITDA covenant changes as shown below:

Dollars in Millions

Through end of:
Month of	Oct-04	Nov-04	Dec-04	Jan-05	Feb-05	Mar-05	Apr-05	May-05	Jun-05
Transaction
Consummation
Oct-04	$ (3.6)	$ (2.6)	$ (3.1)	$ (2.3)	$ (1.5)	$ (1.2)	$ 1.9	$ 2.9	$ 3.7
Nov-04		$ (1.5)	$ (2.0)	$ (1.2)	$ (0.4)	$ (0.1)	$ 3.0	$ 4.0	$ 4.8
Dec-04			$ (2.5)	$ (1.7)	$ (0.9)	$ (0.5)	$ 2.5	$ 3.5	$ 4.3
Jan-05				$ (1.2)	$ (0.4)	$ (0.1)	$ 3.0	$ 4.0	$ 4.8
Feb-05					$ 0.7	$ 1.1	$ 4.1	$ 5.2	$ 6.0
Mar-05						$ 1.4	$ 4.4	$ 5.4	$ 6.2
Apr-05							$ 5.0	$ 6.1	$ 6.9
May-05								$ 5.0	$ 5.8
Jun-05									$ 6.3

Our cumulative capital expenditures for fiscal 2005 are limited as follows:

Dollars in Millions

Through end of:
	Sep. 04	Oct-04	Nov-04	Dec-04	Jan-05	Feb-05	Mar-05	Apr-05	May-05	Jun-05
Maximum Capital
Expenditures	$ 4.25	$ 5.25	$ 6.25	$ 7.00	$ 7.50	$ 8.00	$ 8.50	$ 9.00	$ 9.50	$ 10.25

At the time of a disposition of Mississippi Phosphates, the capital expenditure covenant changes as shown below:

Dollars in Millions

Through end of:
	Oct-04	Nov-04	Dec-04	Jan-05	Feb-05	Mar-05	Apr-05	May-05	Jun-05
Month of
Transaction
Consummation
Oct-04	$ 4.81	$ 5.16	$ 5.72	$ 6.06	$ 6.35	$ 6.67	$ 6.97	$ 7.19	$ 7.75
Nov-04		$ 5.59	$ 6.15	$ 6.49	$ 6.78	$ 7.11	$ 7.41	$ 7.62	$ 8.19
Dec-04			$ 6.81	$ 7.15	$ 7.44	$ 7.77	$ 8.06	$ 8.28	$ 8.84
Jan-05				$ 7.34	$ 7.63	$ 7.96	$ 8.25	$ 8.47	$ 9.03
Feb-05					$ 7.79	$ 8.12	$ 8.42	$ 8.63	$ 9.19
Mar-05						$ 8.33	$ 8.62	$ 8.84	$ 9.40
Apr-05							$ 8.80	$ 9.01	$ 9.57
May-05								$ 9.22	$ 9.78
Jun-05									$10.06

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

               The Industrial Revenue Bonds

               In August 1997, we issued $14.5 million in industrial revenue bonds, a portion of which were tax-exempt, to finance the development of our new phosphogypsum disposal facility at our Pascagoula, Mississippi, DAP manufacturing plant.  On April 1, 1998, we issued $14.5 million in tax-exempt industrial revenue bonds (the "1998 IRBs"), the proceeds of which were used to redeem the initial industrial revenue bonds issued in August 1997.  The 1998 IRBs, issued on April 1, 1998, mature on March 1, 2022, and carry a 5.8% fixed rate of interest.  The 1998 IRBs may be redeemed at our option at a premium from March 1, 2008, to February 28, 2010, and may be redeemed at face value at any time after February 28, 2010, through the maturity date.  The 1998 IRBs are the obligation of Mississippi Phosphates, but are guaranteed by Mississippi Chemical Corporation.  The bankruptcy filing was an event of default under the 1998 IRBs.  At September 30, 2004 and 2003, the 1998 IRBs are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

               The Senior Notes

               On November 25, 1997, we issued $200.0 million of 7.25% Senior Notes (the "Senior Notes") due November 15, 2017, pursuant to a $300.0 million shelf registration statement filed with the Securities and Exchange Commission.  The holders may elect to have the Senior Notes repaid on November 15, 2007.  The Senior Notes do not contain any financial covenants, but do contain certain cross-default provisions with our other debt instruments.  As a result of our bankruptcy filing, we did not make the semi-annual interest payment due on May 15, 2003, and were in default under the Senior Notes.  At September 30, 2004 and 2003, the Senior Notes, net of unamortized discounts of $239,000, are reflected as a component of liabilities subject to compromise on our consolidated balance sheets.

               Investment in Point Lisas Nitrogen Limited

               Our 50-50 venture with KNC Trinidad Ltd, Point Lisas Nitrogen Limited, owns and operates a 2,040 short-ton-per-day anhydrous ammonia plant near Point Lisas, The Republic of Trinidad and Tobago.  Prior to September 30, 2004, Point Lisas Nitrogen had a non-recourse loan with Export Import Bank of the United States ("Ex-Im Bank") that was not guaranteed by the venture partners.

               As a result of our filing bankruptcy, at May 15, 2003, we had a payment default of approximately $2.6 million under our ammonia offtake agreement with Point Lisas Nitrogen.  In November 2003, the Company cured the default pursuant to an order of the Court.  Point Lisas Nitrogen pre-paid its loan to Ex-Im Bank on September 30, 2004, including a $1.1 million pre-payment premium.

               On October 8, 2003, we signed the Koch Stalking Horse Agreement with Koch to sell our interests in Point Lisas Nitrogen.  Subsequently, and in conjunction with the Supplemental DIP Order, we withdrew our motion to sell pursuant to the Koch Stalking Horse Agreement, resulting in the payment of the Koch Break-Up Fee.

               Sale of Potash Assets

               On March 2, 2004, our potash subsidiaries, Mississippi Potash, Inc. and Eddy Potash, Inc., sold substantially all of their assets to wholly owned subsidiaries of Intrepid Mining LLC, a privately held Denver-based natural gas resource company.  As of October 1, 2004, we had received all funds related to the sale of this asset.

               Liquidity

               Based on natural gas and product market prices for nitrogen and DAP, as of the date of this filing, and our current gas hedge positions, we believe that our existing cash, cash generated from operations, and cash available under the Replacement DIP should be sufficient to satisfy our financing requirements for operations and capital projects through December 31, 2004.  If we do not exit bankruptcy by December 31, 2004, we will incur additional cost of $1.8 million to extend the Replacement DIP to March 31, 2005.  Natural gas prices remain volatile, and if they increase without corresponding increases in the market prices for our products, our natural gas costs will have a material adverse impact on our liquidity and results of operations.  We estimate our remaining capital expenditure requirements for fiscal 2005 to be approximately $8.0 million, which includes normal improvements and modifications to our facilities necessary for safe and efficient operations.   Our ability to continue as a going concern is dependent upon, but not limited to, the confirmation of a plan of reorganization, continued access to adequate sources of capital, compliance with the covenants under the Replacement DIP, the ability to sustain positive cash flows sufficient to fund operations and repay debt, and retention of key suppliers, customers and employees.  No assurance can be given that we will be successful in reorganizing our businesses and successfully emerging from the bankruptcy proceedings.

               Accounting Pronouncements

               There have been no new accounting pronouncements issued during the quarter ended September 30, 2004, that we anticipate having a material effect on our consolidated financial statements.  Refer to our accounting policies in our most recent Annual Report on Form 10-K, as amended, which is on file with the Securities and Exchange commission.

FORWARD-LOOKING STATEMENTS

               Except for the historical statements and discussion contained herein, statements set forth in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," the negatives of such words, or other comparable language.  Since these forward-looking statements rely on a number of assumptions concerning future events, risks and uncertainties that are beyond our ability to control or predict, readers are cautioned that actual results may differ materially from such forward-looking statements. Future events, risks and uncertainties that could cause a material difference in such results include, but are not limited to, (i) our ability to operate pursuant to the terms of the Replacement DIP, (ii) operating constraints, costs and uncertainties associated with the Case, (iii) our ability to prosecute, confirm and consummate the amended plan of reorganization and the satisfaction of closing conditions to the related proposed transactions with Terra or our alternate stand-alone transaction, (iv) our ability to receive trade credit, (v) our ability to maintain contracts that are critical to our operation, (vi) changes in matters which affect the global supply and demand of fertilizer products and industrial chemicals, (vii) high natural gas prices and the volatility of the natural gas market, (viii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stock, U.S. government policies, weather, and changes in agricultural production methods, (ix) possible unscheduled plant outages and other operating difficulties, (x) price competition and capacity expansions and reductions from both domestic and international competitors, (xi) foreign government agricultural policies, in particular, the policies of the governments of India and China regarding fertilizer imports, (xii) the relative unpredictability of international and local economic conditions, (xiii) the relative value of the U.S. dollar, (xiv) regulations regarding the environment and the sale and transportation of fertilizer products, (xv) oil costs and the impact of war in the Middle East, (xvi) the occurrence of any national calamity or crisis, including an act of terrorism, (xvii) the continuing efficacy of unfair trade remedies and the outcome of pending unfair trade (antidumping) cases, and (xviii) the ability of the Company to retain key employees, and (xix) other important factors affecting us and the fertilizer industry generally as detailed in Item 1 under the heading "Certain Business Factors" and elsewhere in our most recent Annual Report on Form 10-K, as amended, which is on file with the Security and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Overview.  We are exposed to changes in natural gas prices and interest rates.  For more information about how we manage specific risk exposures, see Critical Accounting Policies - Hedging Activities in Item 7, and Note 7 - Credit Agreements and Long-Term Debt and Note 16 - Hedging Activities, in our Notes to Consolidated Financial Statements appearing in Item 8 of our most recent Annual Report on Form 10-K, as amended, which is on file with the Securities and Exchange Commission.

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

               We prepared a sensitivity analysis to estimate our market risk exposure arising from our open natural gas derivative instruments.  At September 30, 2004, the fair value of open positions was calculated by valuing each position using September 30, 2004, quoted market prices on the New York Mercantile Exchange ("NYMEX") or valuations determined by our counterparties.  We define market risk as the potential loss in fair value as a result of a 10% adverse change in market prices of our open natural gas derivative instruments.  We estimate that this adverse change in prices would have reduced the fair value of our open positions by approximately $3.4 million at September 30, 2004.  Changes in the fair value of such derivative instruments have a high correlation to changes in the spot price of natural gas purchased, which prices are affected by a variety of factors including weather conditions, oil prices, industrial production levels, and the state of the U.S. economy.

               Interest. Under the Replacement DIP, our rates are related to the Citibank Base Rate, plus a margin.  This facility bears interest at rates equal to the Citibank Base Rate from time to time in effect plus 3.75%, and accrues additional payment-in-kind interest monthly at the rate of 5.15% per annum.  For more information on our debt subject to a variable rate of interest, see the heading "Liquidity and Capital Resources," in Part I, Item 2 of this report.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.  As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are the controls and procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission.  Coley L. Bailey, our Chief Executive Officer, and Timothy A. Dawson, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. Bailey and Dawson concluded that our disclosure controls were effective.

INTERNAL CONTROLS.  Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

As a result of the commencement of our voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as further described under "Part I. Item II. Management's Discussion and Analysis of Results of Operations and Financial Condition - Chapter 11 Reorganization," we are currently in default on $14.5 million of indebtedness under our industrial revenue bonds, and $200.0 million of indebtedness under the Senior Notes.  The bankruptcy filing caused a default under substantially all of our debt agreements.

ITEM 6.  EXHIBITS

(a)      See Index of Exhibits on page 52.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSISSIPPI CHEMICAL CORPORATION

Date: November 15, 2004	By: /s/ Timothy A. Dawson
Timothy A. Dawson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	DESIGNATION
2.1

Debtors' Joint Plan of Reorganization, dated April 15, 2004; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 19, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
2.2

Debtors' First Amended Joint Plan of Reorganization, dated September 2, 2004; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed September 8, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
2.3	Debtors' Second Amended Joint Plan of Reorganization, dated October 22, 2004.	+
2.4

Disclosure Statement for Debtors' Joint Plan of Reorganization, dated April 15, 2004; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed April 19, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
2.5

Asset Purchase Agreement, dated as of November 26, 2003, among Mississippi Potash, Inc., and Eddy Potash, Inc., as Debtors-in-Possession and Sellers, and Intrepid Mining NM LLC and HB Potash LLC, as Buyers; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 12, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
2.6

First Amendment to Asset Purchase Agreement, Acknowledgment and Waiver, dated as of March 1, 2004, among Mississippi Potash, Inc., Eddy Potash, Inc., Intrepid Mining NM LLC and HB Potash, LLC; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 12, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
2.7

Stock Purchase Agreement, dated as of August 6, 2004, among the Company, MissChem Acquisition Inc. and Terra Industries Inc.; filed as Exhibit 99.2 to Terra Industries Inc.'s Current Report on Form 8-K filed on August 9, 2004, SEC File No. 001-08520, and incorporated herein by reference.

*
3.1

Articles of Incorporation of the Company; filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-1 Registration Statement filed August 2, 1994, SEC File No. 33-53119, and incorporated herein by reference.

*

3.2

Articles of Amendment to the Articles of Incorporation of the Company adopted December 12, 2003; filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

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

*
10.1

Guaranty Agreement, dated as of July 1, 2004, executed by Mississippi Chemical Holdings, Inc., in favor of the Lenders party to that certain Term Loan, Revolving Credit, Guarantee and Security Agreement dated as of July 1, 2004, among the Company, each of the direct and indirect domestic subsidiaries of the Company designated in the Agreement as a Guarantor, Citicorp North America, Inc., as administrative agent and collateral agent for the Lenders thereunder, Citigroup Global Markets Inc., as a joint lead arranger, Perry Principals Investments LLC as a joint lead arranger and each of the financial institutions from time to time party thereto.  The Guaranty became effective on September 30, 2004.

+
10.2

$182,500,000 Term Loan, Revolving Credit, Guarantee and Security Agreement, dated as of July 1, 2004, among the Company and the subsidiaries of the Company named therein as guarantors, the lenders from time to time party thereto, and Citicorp North America, Inc.; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 21, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
10.3

First Amendment, dated as of July 30, 2004, to the $182,500,000 Term Loan, Revolving Credit, Guarantee and Security Agreement; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 3, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*

10.4

Second Amendment, dated as of August 20, 2004, to the $182,500,000 Term Loan, Revolving Credit, Guarantee and Security Agreement; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 25, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
10.5

Agreement made and entered into as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.(1)

*
10.6

Amendment No. 1, effective as of July 1, 1992, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.(2)

*
10.7

Amendment No. 2, effective as of July 1, 1993, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 000-20411, and incorporated herein by reference.(3)

*
10.8

Amendment No. 3, effective as of January 1, 1995, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, SEC File No. 000-20411, and incorporated herein by reference.(4)

*
10.9

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
10.11

Amendment No. 6, effective as of July 1, 2001, to the Agreement effective as of September 15, 1991, between Office Cherifien des Phosphates and the Company for the sale and purchase of phosphate rock; filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, SEC File No. 001-12217, and incorporated herein by reference.

*

10.12

Employee Retention and Severance Programs approved by the U.S. Bankruptcy Court on October 2, 2003; filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
10.13

Form of Key Executive Retention and Severance Agreement applicable to the Named Executive Officers:  Charles O. Dunn, Timothy A. Dawson, C. E. McCraw, Robert E. Jones, and Larry W. Holley; filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC File No. 001-12217, and incorporated herein by reference.

*
10.14

Form of First Amendment to Key Executive Retention and Severance Agreement applicable to Charles O. Dunn; filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
10.15

Form of First Amendment to Key Executive Retention and Severance Agreement applicable to Timothy A. Dawson; filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, SEC File No. 001-12217, and incorporated herein by reference.

*
10.16

Form of First Amendment to Key Executive Retention and Severance Agreement applicable to Robert E. Jones and C. E. McCraw; filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, SEC File No. 001-12217, and incorporated herein by reference.

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

* Incorporated by reference.
+ Attached as an exhibit to this Quarterly Report on Form 10-Q.

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